Form 10-Q
period 2004-03-31
IMMUNICON CORP
filed 2004-05-21
CIK 1083132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2004 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                   .

Commission File Number: 000-50677

IMMUNICON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	23-2269490
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3401 Masons Mill Road, Suite 100

Huntingdon Valley, Pennsylvania 19006

(Address of principal executive offices and zip code)

(215) 830-0777

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐  No  ☒*

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No  ☒

* The registrant has not been subject to the filing requirements for the past 90 days as it commenced trading following its initial public offering on April 16, 2004, but has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 since such time.

Include the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest possible date.

As of May 12, 2004, there were 22,007,181 shares of Common Stock, $0.001 par value, outstanding.

IMMUNICON CORPORATION

Immunicon is a registered trademark of Immunicon Corporation. The Immunicon logo is a registered stylized trademark of Immunicon Corporation. CellTracks EasyCount, EasyCount, CellTracks MagNest, CellPrep, CellSave, CellSpotter, CellTracks, AutoPrep and IMMC are trademarks of Immunivest Corporation, a wholly owned subsidiary of Immunicon Corporation. The CellTracks Analyzer logo, CellTracks AutoPrep logo, CellTracks MagNest logo, CellSave Preservative Tube logo, CellSave Tube Cap logo, and CellSpotter Analyzer logo are stylized trademarks of Immunivest Corporation. CellSearch is a registered trademark of Johnson & Johnson. All other trademarks appearing in this filing are the property of their respective holders.

PART I.                                                    FINANCIAL INFORMATION

Item  1.                                                        Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets (Unaudited)  (in thousands, except for share and per share amounts)

	March 31, 2004	December 31, 2003	Pro forma stockholders’ equity at March 31, 2004 (See note 4)

ASSETS
Current Assets:
Cash and cash equivalents	$24,607	$30,601
Accounts receivable (See note 9)	158	30
Prepaid assets	201	319
Loans from employees	1	1
Security deposit with Lender (See note 7)	479	—
Other current assets (See note 9)	241	136
Total current assets	25,687	31,087

Property and equipment, net	3,982	3,561
Assets related to financing activities	1,708	674
Other assets	217	412
Total assets	$31,594	$35,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,670	$3,360
Accounts payable	1,770	1,008
Accrued expenses	3,143	2,787
Current portion of deferred revenue	222	97
Total current liabilities	8,805	7,252

Long-term debt	3,469	3,792
Deferred revenue	359	25

Commitments and contingencies

Shareholders’ equity:
Convertible preferred stock (liquidation value of $87,987,521 as of March 31, 2004 and $87,755,822 as of December 31, 2003)	85,347	85,115	$—
Common stock, $0.001 par value – 25,000,000 authorized, 498,702 and 485,820 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively, and 15,994,517 pro forma (unaudited)	1	1	16
Additional paid in capital	7,258	7,032	92,590
Deferred stock-based compensation	(3,652)	(3,858)	(3,652)
Loan for stock options	(19)	(19)	(19)
Deficit accumulated during the development stage	(69,974)	(63,606)	(69,974)
Total shareholders’ equity	18,961	24,665	$18,961
Total liabilities and shareholders’ equity	$31,594	$35,734

See notes to condensed consolidated unaudited financial statements.

Condensed Consolidated Statements of Operations (Unaudited)

Three months ended March 31, 2004 and 2003, and for the period from August 25, 1983
(date of inception) to March 31, 2004
(in thousands, except for share and per share amounts)

	Three Months Ended March 31,		Period from August 25, 1983 (date of inception) to March 31, 2004
	2004	2003

Revenue:
License revenue from related party (See note 9)	$41	$280	$4,046
Instrument revenue from related party (See note 9)	103	103
Other revenue	13	159	3,922
Total revenue	157	439	8,071

Expenses:
Research and development	4,979	3,946	59,519
General and administrative	1,445	1,003	19,885
Total operating expenses	6,424	4,949	79,404
Operating loss	(6,267)	(4,510)	(71,333)
Other income from related party			250

Interest income	62	86
Interest expense	(163)	(114)
Interest income (expense), net	(101)	(28)	1,109
Net loss attributable to common stockholders	$(6,368)	$(4,538)	$(69,974)

Net loss per common share-basic and diluted	$(13.10)	$(10.29)

Weighted average common shares outstanding-basic and diluted	486,240	441,111

Pro forma net loss per common share-basic and diluted (unaudited) (See notes 3 and 4)	$(0.40)

Pro forma weighted average common shares outstanding-basic and diluted (unaudited) (See notes 3 and 4)	15,934,063

See notes to condensed consolidated unaudited financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31, 2004 and 2003, and for the period from
August 25, 1983 (date of inception) to March 31, 2004
(in thousands)

	Three Months Ended March 31,		Period from August 25, 1983 (date of inception) to March 31, 2004
	2004	2003
Operating activities:
Net loss	$(6,368)	$(4,538)	$(69,974)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	332	240	4,951
Interest expense on warrants	9	5	81
Loss on disposal of property and equipment	—	—	4
Compensation expense related to the issuance of stock, stock options and warrants	401	84	1,430
Change in:
Accounts receivable	(128)	—	(127)
Prepaid expenses and other	118	(63)	(369)
Other assets	(401)	—	(1,381)
Accounts payable	1,134	204	1,567
Accrued expenses	(476)	(7)	2,322
Deferred revenue	459	213	569
Net cash used in operating activities	(4,920)	(3,862)	(60,927)

Investing activities:
Purchase of investments	—	—	(54,920)
Proceeds from maturities of investments	—	—	54,503
Cash proceeds from disposals of property and equipment	—	—	1
Purchases of property and equipment	(749)	(495)	(8,510)
Net cash used in investing activities	(749)	(495)	(8,926)

Financing activities:
Proceeds from term debt	795	—	16,393
Proceeds from sale of preferred stock	—	—	84,115
Proceeds from sale of common stock	—	—	1,666
Proceeds from exercise of stock options	6	—	338
Proceeds from exercise of stock warrants	257	—	257
Loan issue fees	—	—	(55)
Payments of IPO fees	(575)	—	—
Payments on term debt	(808)	(714)	(8,254)
Net cash provided by (used in) financing activities	(325)	(714)	94,460
Net increase (decrease) in cash and cash equivalents	(5,994)	(5,071)	24,607
Cash and cash equivalents, beginning of period	30,601	18,470	—
Cash and cash equivalents, end of period	$24,607	$13,399	$24,607

Supplemental cash flow information:
Cash paid for interest	$140	$127

See notes to condensed consolidated unaudited financial statements.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Three months ended March 31, 2004 and 2003, and for the period from August 25, 1983 (date of inception) to March 31, 2004.

(1)  Background and basis of presentation

The accompanying unaudited consolidated financial statements of Immunicon Corporation and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position at March 31, 2004 and results of operations and cash flows for the three month periods ended March 31, 2004 and 2003.  Certain items have been reclassified to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes on pages F-1 to F-33 included in the Company’s Registration Statement dated April 16, 2004 filed with the SEC (“Registration Statement”).  Results of operations for the three months ended March 31, 2004 are not necessarily indicative of results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates or assumptions.  The more significant estimates reflected in these financial statements include judgmentally accrued expenses and the valuation of stock-based compensation.

The Company has generated limited revenues from product sales and has incurred substantial losses since its inception. The Company anticipates incurring additional losses over at least the next several years and such losses may increase as the Company expands its research and development activities. Accordingly, the Company is considered to be in the development stage as of March 31, 2004 as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

On April 21, 2004, the Company completed its initial public offering (“IPO”) of 6,000,000 shares of common stock at $8.00 per share. The Company raised an aggregate of $48 million before underwriters’ discounts and offering expenses. Net proceeds to the Company were approximately $43 million. All of the shares were sold by the Company.  The Company had granted the underwriters a 30-day option to purchase up to an additional 900,000 shares of common stock from the Company to cover over-allotments, if any. This option was exercised in full on May 12, 2004 and closing occurred on May 17, 2004 with net proceeds to the Company of approximately $6.7 million. On March 9, 2004, the Company completed a 2-for-3 reverse stock split of its common stock.  All share and per share amounts included in these unaudited consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

Substantial financing will be needed by the Company to fund its operations and to commercially develop its product candidates. There is no assurance that such financing will be available when needed. Operations of the Company are subject to certain additional risks and uncertainties including, among others, dependence on Veridex, LLC (“Veridex”), a Johnson & Johnson company, to market the Company’s cancer diagnostic product candidates, the uncertainty of product development (including clinical trial results), regulatory clearance and approval, supplier and manufacturing dependence, competition, reimbursement availability, dependence on exclusive licenses and other relationships, uncertainties regarding patents and proprietary rights, dependence on key personnel and other risks related to governmental regulations and approvals. Management believes, however, that cash, cash equivalents and borrowing available under its line of credit at March 31, 2004 will be sufficient to maintain operations through at least March 31, 2005.

In accordance with the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure about Critical Accounting Policies, we have determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We state these accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the notes to the consolidated financial statements contained in our Registration Statement. There were no significant changes to our critical accounting policies during the three months ended March 31, 2004.

(2)          Accounting for stock-based compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), which states that, for fixed plans, no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock at the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense on a straight-line basis over the vesting period of the stock option. The Company has adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123 (“SFAS No. 148”), which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method required by SFAS No. 123, the Company would have reported the pro forma net loss amounts indicated below.

	Three Months Ended March 31,
(in thousands, except per share data)	2004	2003

Net loss, as reported	$(6,368)	$(4,538)
Add: Stock-based compensation expense included in reported net loss	401	84
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(441)	(135)
Pro forma net loss	$(6,408)	$(4,589)

Net loss per share (basic and diluted) as reported	$(13.10)	$(10.29)

Pro forma net loss per share (basic and diluted)	$(13.18)	$(10.40)

The fair value of each option is estimated on the date of grant using the Black Scholes model with the following weighted average assumptions: volatility rate of 45.96% and 0% for the periods ended March 31, 2004 and 2003, respectively; risk-free interest rate of 3.1% for both periods ended March 31, 2004 and 2003; an expected life of five years; and a dividend yield of zero.

Stock compensation arrangements with non-employees are accounted for in accordance with SFAS No. 123, as amended by SFAS No. 148, and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach.

(3)          Net loss per share and pro forma net loss per share

Basic and diluted net loss per common share is calculated in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB No. 98”). Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented.  Fully diluted shares outstanding for the periods ended March 31, 2004 and 2003, would have been 16,672,341 and 12,114,283, respectively.

The following table sets forth the computation of net income (numerator) and shares (denominator) for earnings per share:

	Three Months Ended March 31,
(in thousands)	2004	2003	2004
			Pro Forma
Numerator:
Net income	$(6,368)	$(4,538)	$(6,368)

Denominator:
Weighted average shares outstanding used for basic income per share	486	441	486
Pro forma adjustments to reflect assumed weighted average effect of conversion of preferred stock	—	—	15,448

Weighted average shares outstanding used for basic income per share	486	441	15,934
Common Stock Equivalents	—	—	—

Weighted average shares outstanding used for diluted income per share	486	441	15,934

The unaudited pro forma shares used to compute basic and diluted net loss per share includes the weighted average number of common shares outstanding and conversion of all outstanding shares of preferred stock into common shares.

(4)          Pro forma stockholders’ equity

On April 21, 2004, the Company completed its IPO of 6,000,000 shares of common stock at $8.00 per share. The Company raised an aggregate of $48 million before underwriters’ discounts and offering expenses. Net proceeds to the Company were approximately $43 million (See Note 12).  The Company had granted the underwriters a 30-day option to purchase up to an additional 900,000 shares of common stock from the Company to cover over-allotments, if any. This option was exercised in full on May 12, 2004 and the closing occurred on May 17, 2004 with net proceeds to the Company of approximately $6.7 million.  Upon completion of the Company’s IPO, all shares of the convertible preferred stock outstanding at March 31, 2004 were automatically converted into 15,495,815 shares of common stock.  The pro forma stockholders’ equity at March 31, 2004 reflects the conversion of all preferred stock into common stock.

(5)          Property and equipment

Property and equipment consisted of the following:

(in thousands)	March 31, 2004	December 31, 2003

Laboratory equipment	$1,419	$1,387
Office furniture and equipment	825	611
Leasehold improvements	3,606	3,195
Manufacturing equipment	650	632
Computer equipment	1,244	1,170
Property and equipment, gross	7,744	6,995
Less Accumulated depreciation	(3,762)	(3,434)
Property and equipment, net	$3,982	$3,561

(6)          Accrued expenses

Accrued expenses consisted of the following:

(in thousands)	March 31, 2004	December 31, 2003

Salary related expense	$577	$546
Clinical research and trial costs	627	607
Contracted research costs	133	165
Deferral loan premium	160	139
Accounting and legal fees	887	664
Leasehold improvements	141	40
Other	618	626

Accrued expenses	$3,143	$2,787

(7)          Debt

As of March 31, 2004, the Company had an aggregate of $7.1 million of debt outstanding under $12.0 million of credit facilities with two lending institutions.

The carrying value of long-term debt is as follows:

(in thousands)	March 31, 2004	December 31, 2003

The $7.0 million credit facility	$3,364	$3,939
The $5.0 million equipment line of credit facility	3,775	3,213
	7,139	7,152
Less: current portion of long term debt	(3,670)	(3,360)

Long term debt	$3,469	$3,792

As of March 31, 2004 and 2003, interest rates in effect for outstanding obligations under the credit facilities ranged from 6.75% to 9.74% and 6.75% to 9.25%, respectively.

All the credit facilities are subject to certain covenants, including maintaining a minimum level of earnings before interest, taxes, depreciation and amortization, as defined in the loan agreements, maintaining a minimum percentage of our cash available for investing with the lending institution and providing audited financial statements within 120 days after the close of the fiscal year.  The Company was in compliance with its covenants for the three months ended March 31, 2004.

As of March 31, 2004, the security deposit balance with one of our lenders was $479,000. The full amount of the deposit was returned to the Company in May 2004 after completion of its IPO, and as such, the balance was recorded as a current asset in the balance sheet.

(8)          Commitments and contingencies

In the ordinary course of its business, the Company makes certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include indemnities of clinical investigators, consultants and contract research organizations involved in the development of the Company’s clinical stage products. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.

The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. However, the Company accrues for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable. No such losses have been recorded to date.

In August 2000, the Company entered into a development, license and supply agreement with Ortho Clinical Diagnostics, Inc. (“Ortho”), a subsidiary of Johnson and Johnson, Inc., whereby the Company licensed certain rights to its technology and assumed certain development obligations for its cancer diagnostic product candidates. In exchange Ortho agreed to market and distribute the Company’s cancer diagnostic product candidates. On November 10, 2003, the Company executed an amendment to this agreement whereby all of the rights and responsibilities of Ortho were transferred to Veridex. In addition, the Company and Veridex re-negotiated certain clinical development and regulatory milestones. The agreement has a term of 20 years and may be terminated earlier by either party under certain conditions. The Company is not aware of any intentions by Veridex to terminate the agreement.

In connection with the development, license and supply agreement, Veridex made a $1.5 million up-front, non-refundable license fee payment to the Company.  Under this agreement, Veridex is obligated to pay us approximately 30% of their net sales from the sale of reagents, test kits, and certain other consumable products and disposable items. In addition, the Company will receive additional payments from Veridex if the Company achieves certain development and sales milestones as defined in the Development Agreement. In March 2001, January 2003 and May 2003, Veridex made payments of $500,000, $500,000 and $1.5 million, respectively.  These were nonrefundable payment to the Company for the completion of certain of these milestones. The up-front license fee and the milestone payments have been deferred and were being amortized on a straight-line basis over the estimated development period from date of receipt through December 31, 2003. Under the terms of the development, license and supply agreement, the Company is required to invest in related research based on a percentage of sales as defined in the development, license and supply agreement.  In addition, Johnson & Johnson Development Corporation, also a wholly-owned subsidiary of Johnson and Johnson (“J&J Sub”) purchased $5 million of the Company’s Series E Preferred Stock in 2000.  In December 2001 and July 2003, J&J Sub purchased $3 million and $3.3 million of Series F Preferred Stock, respectively.

(9)          Related parties

As of March 31, 2004, J&J Sub beneficially owned 11% of the Company’s capital stock (See note 8).  During the period from August 2000 until December 31, 2003, the Company received $4.0 million in license and milestone payments from Veridex, and we recognized the entire amount as license revenue from related party during that period. We received an additional $500,000 in milestone receipts related to product development during the three month period ended March 31, 2004. We will recognize this receipt as revenue over the estimated life of the related product which we estimate will end on December 31, 2007. We recognized $31,000 as revenue in the three months ended March 31, 2004 and $280,000 for the three months ended March 31, 2003 under this agreement.  In addition, the Company sold an instrument system to Veridex in January 2004 and recognized revenue of $103,000 as instrument revenue from related party.  The Company recorded these revenues as “License revenue from related party” in the consolidated statement of operations. As of March 31, 2004 and 2003, the Company had a receivable from Veridex of $212,000 and $0, respectively.  These receivables are recorded in “Accounts receivables” and “Other assets” in the consolidated balance sheet.

In August 2003, the Company sold Series F Preferred Stock and entered into a License and Supply Agreement (“License and Supply Agreement”) with a corporation. The Company received $400,000 in proceeds for the combined transaction. Because shares of the Company’s Series F Preferred Stock were valued at $4.00 per share in a similar transaction, the same value was applied to the shares in this transaction. The amount above the $4.00 per share value of the shares of the Company’s Series F Preferred Stock was deemed attributable to the License and Supply Agreement and recorded as deferred license revenue. The Company recorded this $80,000 premium as deferred license revenue and amortizes it into income over the period of the exclusive supply arrangement with the corporation, which is two years. As of March 31, 2004, the unamortized deferred license revenue related to this arrangement amounted to $55,000, and the Company recognized revenue of $10,000 related to the arrangement and recorded it as “License revenue from related party” in the consolidated statement of operations for the first quarter of 2004.

(10)   Supplemental expense information

The supplemental expense information below provides additional information about the amounts recorded as research and development expenses and general and administrative expenses in the accompanying statements of operations:

Research and development expenses

Research and development expenses consisted of the following:

	Three months ended March 31,
(in thousands)	2004	2003

Salaries, benefits and taxes	$2,349	$1,730
Laboratory supplies and expenses	1,131	255
Instrument development costs	192	883
Clinical trial expenses	399	219
Contracted research costs	312	496
All others	596	363

	$4,979	$3,946

General and administrative expenses

General and administrative expenses consisted of the following:

	Three months ended March 31,
(in thousands)	2004	2003

Salaries, benefits and taxes	$658	$378
Depreciation expense	327	240
Legal and professional fees	294	184
All other expenses	166	201

	$1,445	$1,003

(11)   Intellectual property

Protection of the Company’s intellectual property is a strategic priority for the Company’s business, and the Company relies on a combination of patent, trademark, copyright and trade secret laws to protect its interests. The Company’s ability to protect and use its intellectual property rights in the continued development and commercialization of its technologies and products, to operate without infringing the proprietary rights of others and to prevent others from infringing its proprietary rights is crucial to the Company’s continued success. The Company will be able to protect its products and technologies from unauthorized use by third parties only to the extent that its products and technologies are covered by valid and enforceable patents, trademarks or copyrights, or are effectively maintained as trade secrets, know-how or other proprietary information.

In connection with the commercial distribution of its products, the Company also have obtained trademark registrations in the US for “Immunicon” and the Immunicon logo. The Company has filed a number of trademark registration applications in preparation for commercial distribution activities with respect to future products. Much of the proprietary software and related information utilized in the Company’s instrument systems is protected by the Company’s copyright rights or by such rights that the Company has licensed.

The Company devotes significant resources to obtaining, enforcing and defending patents and other intellectual property and protecting its other proprietary information.

The Company has a portfolio of issued patents and patent applications, which we believe provides patent coverage for our proprietary technologies and products.  As of April 30, 2004, the Company’s intellectual property estate consisted of 51 issued patents, 115 pending patent applications, six issued trademarks and 22 pending trademarks registrations.

(12)   Subsequent events

On April 21, 2004, the Company completed its IPO of 6,000,000 shares of its common stock at $8.00 per share, for an aggregate price of $48 million.  All of the shares were sold by the Company.  The Company had granted the underwriters a 30-day option to purchase up to an additional 900,000 shares of common stock from the Company to cover over-allotments, if any. This option was exercised in full on May 12, 2004 and closing occurred on May 17, 2004 with net proceeds to the Company of approximately $6.7 million.

The net proceeds to the Company of approximately $49.6 million, including the exercise of the over-allotment, will be used for product commercialization, including manufacturing, and for clinical trials, research and development, capital expenditures, working capital and other general corporate purposes.  The Company’s shares trades on The Nasdaq National Market System under the symbol “IMMC.” In connection with the IPO, the Company incurred costs totaling $1.7 million to date, and has included these costs on the March 31, 2004 consolidated balance sheet as “Assets Related to Financing Activities.”

Upon the effectiveness of the registration statement filed with the Securities and Exchange Commission on April 15, 2004, the Company granted options to all non-officer employees to purchase a combined total of 19,900 shares of common stock.  On this same day, the Company hired its Vice President and Chief Counsel who was granted options to purchase 34,000 shares of common stock.  These options were issued with an exercise price of $8.00 per share, the fair market value on that date, and vest over a four year period.

On April 16, 2004, upon completion of the Company’s IPO, all shares of the convertible preferred stock outstanding on that date were automatically converted into 15,495,815 shares of common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information contained in this quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often preceded by words such as “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “assume,” “will” and similar expressions.  The Company cautions investors not to place undue reliance on the forward-looking statements contained in this report. Forward-looking statements speak only as of the date of this report, reflect management’s current expectations and involve certain factors, such as risks and uncertainties, that may cause actual results to be far different from those suggested by the Company’s forward-looking statements.  These factors include, but are not limited to, risks associated with the Company’s dependence on Veridex; the Company’s capital and financing needs; research and development and clinical trial expenditures; commercialization of the Company’s product candidates; the Company’s ability to use licensed products and to obtain new licenses from third parties; the Company’s ability to manage its growth; obtaining necessary regulatory approvals; reliance on third party manufacturers and suppliers; reimbursement by third party payors to the Company’s customers for the Company’s products; compliance with applicable manufacturing standards; the ability to earn license and milestone payments under the Company’s agreement with Veridex; retaining key management or scientific personnel; delays in the development of new products or to planned improvements to the Company’s products; effectiveness of the Company’s products compared to competitors’ products; protection of the Company’s intellectual property and other proprietary rights; conflicts with the intellectual property of third parties; product liability lawsuits that may be brought against the Company; labor, contract or technical difficulties; and competitive pressures in the Company’s industry.

The foregoing factors are discussed in more detail in the section entitled “Risk Factors” contained elsewhere in this report and in the Company’s filings with the Securities and Exchange Commission. The Company does not intend to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements other than as required under the federal securities laws.

OVERVIEW

We are developing and commercializing proprietary cell-based research and diagnostic products with an initial focus on cancer. We believe that our products and underlying technology platforms also have applications in the development of cancer drugs and cancer research. Furthermore, we believe that our proprietary technologies also have applications in fields of medicine outside of cancer.

We were incorporated in 1983. Since our inception, we have focused our activities on life science research and product development. In March 1999, we obtained $10.6 million in financing from the sale of our convertible preferred stock. As a result, we substantially increased investment in our cancer-related products and technologies, hired additional key management team members and redefined our business strategy. Since 1999, we have devoted substantially all of our efforts to the development of our cell analysis platforms and diagnostic tools for application in cancer. We are a development stage company and have incurred losses in the last five fiscal years.  As of March 31, 2004, we had an accumulated deficit of $70.0 million. We expect to incur substantial losses, which may increase over the next several years as we:

•                                          conduct clinical trials to expand the uses of our technologies in cancers other than metastatic breast cancer and to earlier stages of the disease in breast and other cancers;

•                                          incur costs to place our cell analysis systems with customers and to support other commercialization activities;

•                                          expand and scale-up our manufacturing capability for both instruments and reagent kits; and

•                                          develop applications of our technologies for diseases other than cancer, such as cardiovascular and infectious diseases and for products to support drug development in cancer research.

We are highly dependent on our collaboration with Veridex. In addition, we expect to continue to generate substantial losses for at least the next two years. We will need to obtain additional funding to support the activities described above.

Veridex collaboration

We expect that substantially all of our revenues from product sales for at least the years 2004 and 2005 will be derived from our relationship with Veridex. We have a development, license and supply agreement with Veridex, which provides Veridex with exclusive worldwide rights to commercialize cell analysis products based on our technologies in the field of cancer.  Veridex received 510(k) clearance from the Federal Drug Administration (“FDA”) for the use of CellSearch Epithelial Cell Kit in the management of metastatic breast cancer on January 21, 2004. We are responsible for all cellular research and development, including the costs of clinical development. Upon any sale by Veridex of these products, including reagents, test kits, consumable products and disposable items, Veridex is obligated to pay us approximately 30% of net sales.

Beginning with commercialization of the first product under this agreement, we are obligated to invest in certain research and development activities an amount equal to at least 10% of Veridex’s net sales, excluding revenues from instrument sales, from these products. However, beginning with the first calendar year after the amount of these net sales exceeds $250 million, we are only required to invest an amount equal to at least 8.5% of these net sales. We are also responsible for manufacturing reagents in bulk and delivering them to Veridex. We are responsible for all instrument manufacturing and certain ancillary products. We believe that we have manufacturing capacity available at our existing facilities to satisfy commercial demand through 2005. Veridex is responsible for filling and packaging costs for the reagents, as well as sales, marketing, distribution, customer and technical support and field service of our cancer products, including instrumentation. We have retained worldwide commercialization rights to all non-cancer applications of our technologies.

The pace and outcome of both our commercialization efforts and clinical development programs are difficult to predict. As a result, we anticipate that our quarterly results will fluctuate for the foreseeable future. In view of this variability and of our limited operating history, we believe that period-to-period comparisons of our operating results are not meaningful and you should not rely on them as indicative of our future performance.

Revenues

We have not generated any significant product revenues since our inception. We initiated sales activities for instrument platforms and reagent kits for research use only (“RUO”) in the first quarter of 2004. Subject to the clearance of a 510(k) for the CellSearch Epithelial Cell Control submitted by Veridex in April 2004, we currently expect that we and Veridex will launch products for in vitro diagnostic (“IVD”) use in the third quarter of 2004. We designated the period from August 2000 until December 31, 2003 as the initial product development period. During that period we received $4.0 million in license and milestone payments from Veridex, and we recognized the entire amount as license revenue from related party during that period. We received an additional $500,000 in milestone receipts related to product development during the three month period ended March 31, 2004. We will recognize these receipts as revenue over the estimated life of the related product which we estimate will end on December 31, 2007. We recognized $31,000 as revenue in the three months ended March 31, 2004.

We earned license revenue from Veridex for completing research and development related milestones defined in our agreement with Veridex. We can earn up to an additional $6.0 million in license revenue from Veridex for research-related milestones. We estimate that we will earn these license revenues from research milestones over the next three to five years. Therefore, we expect that the trend of license revenue will fluctuate. Also, we expect to continue to invest significant amounts in research and development, particularly in clinical trials and manufacturing development, and therefore we do not believe that these expenses will fluctuate in relation to when we expect to earn the milestone revenue referenced above.

Under the development license and supply agreement with Veridex, we also can earn up to $10.0 million in revenue for achieving defined sales targets. Our agreement with Veridex provides for payments to us by Veridex of $2.0 million, $3.0 million and $5.0 million in the first year that sales recognized by Veridex of the CellSearch reagent products to third parties, excluding sales of instruments, reach $250 million, $500 million and $1 billion, respectively. We do not estimate that we will reach any of these sales targets until at least 2007 and therefore do not anticipate earning any sales-based milestone revenues until then.

Research and development expenses

Our research and development expenses consist of expenses incurred in developing reagent kits and instrument platforms and ancillary products, as well as the clinical research and trial costs to test these kits and systems. These expenses consist primarily of:

•                                          salaries and related expenses for personnel;

•                                          payments to third parties for instrument development activities and for research related support, expenses for materials consumed in research experiments and clinical research and clinical trials; and

•                                          fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials.

We are responsible for making royalty payments of 1% of sales of our reagents incorporating intellectual property licensed to us under a license agreement with the University of Texas. No royalty payments have been made to the University of Texas as of March 31, 2004.

We expense research and development costs as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and proprietary technologies. We expect to continue to incur significant costs for clinical research and for trials and to make investments to improve our instrument platforms and reagents. From inception through March 31, 2004, we have incurred $59.5 million in total research and development expenses, the majority of which relate to our cell-based research and diagnostic products.

General and administrative expenses

Our general and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services. From inception through March 31, 2004, we have incurred $19.9 million in general and administrative expenses.

Stock-based compensation expenses

Stock-based compensation expense, which is a non-cash charge, results from stock option grants to employees at exercise prices below the fair value of the underlying common stock resulting in our recording stock-based compensation expense associated with such grants.  Stock-based compensation expense is also recorded for stock option and warrant grants to non-employees and for restricted stock grants provided to directors and advisors in lieu of cash compensation. We amortize the deferred stock-based compensation to operating expenses over the vesting periods of the options and grants, subject to adjustment for forfeiture during the vesting period. As of March 31, 2004, we have recognized $5.1 million in deferred stock-based compensation expense and, from inception through March 31, 2004, we have recognized stock-based compensation expense of $1.4 million.

Interest income and (expense)

Interest income consists of interest earned on our cash and cash equivalents. Interest expense consists of interest incurred on equipment leases and on debt financings.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies include:

•                                          revenue recognition;

•                                          accounting for research and development expenses;

•                                          estimating the value of our equity instruments for use in deferred stock-based compensation calculations; and

•                                          accounting for income taxes.

Revenue recognition

In accordance with the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, up-front non-refundable license fees are recorded as deferred revenue and recognized over the estimated development period. From inception through March 31, 2004, we have not generated any significant product revenue. Since August 2000, we have received $4.5 million in license and milestone payments from Veridex. License and milestone payments have been deferred and amortized on a straight-line basis over the product development period as defined for each specific product. Amounts received as reimbursement for research and development expenses are recorded as a reduction in research and development expense as the related costs are incurred.

Accounting for research and development expenses

Our research and development expenses are primarily composed of costs associated with product development for our cancer diagnostic tests. These expenses include the development costs for instrument platforms, clinical trial and development costs and the costs associated with non-clinical support activities such as manufacturing process development and regulatory services. Clinical development costs represent internal costs for personnel, external costs incurred at clinical sites and contracted payments to third party clinical research organizations to perform certain clinical trials. We have a discovery research effort, which is conducted in part on our premises by our scientists and in part through collaborative agreements with academic laboratories. Most of our research and development expenses are the result of the internal costs related directly to our employees. We accrue external costs for clinical trials based on the progress of the clinical trials, including patient enrollment, progress by the enrolled patients through the trial, and contracted costs with clinical research organizations and clinical sites. We record internal costs primarily related to personnel in clinical development and external costs related to non-clinical trials and basic research when incurred. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual costs incurred may or may not match the estimated costs for a given accounting period. We expect that expenses in the research and development category will increase for the foreseeable future as we add personnel, expand our clinical trial activities and increase our discovery research capabilities. The amount of the increase is difficult to predict due to the uncertainty inherent in the timing of clinical trial initiations, progress in our discovery research program, the rate of patient enrollment and the detailed design of future trials. In addition, the results from each of our trials will influence the number, size and duration of both planned and unplanned trials.

Valuation of equity instruments

We record compensation expense related to options issued to consultants and options issued to employees at less than the fair value. These expenses are based on the fair value of the options and common stock. Because there has been no public market for our common stock, we have estimated the fair value of these equity instruments using various valuation methods, including the minimum value and the Black-Scholes methods.  When stock options are granted with an exercise price below the estimated fair value of our common stock at the grant date, the difference between the fair value of our common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense on a straight-line basis over the vesting period of the stock option.

Accounting for income taxes

We must make significant management judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At March 31, 2004, we recorded a full valuation allowance of $29.8 million against our net deferred tax asset balance, due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

RESULTS OF OPERATIONS

Three months ended March 31, 2004 and 2003

Revenue

We segregate revenue into license revenue received from related party and instrument revenue received from related party and other revenue. License revenue from related party decreased by $239,000 to $41,000 for the three months ended March 31, 2004 from $280,000 for the three months ended March 31, 2003. Since August 2000, we have received $4.5 million in license and milestone receipts under our agreement with Veridex, including $2.0 million in license and milestone receipts in 2003.  License and milestone receipts have been deferred and amortized on a straight-line basis over the product development period as defined for each specific product. We recognized $4.0 million in license and milestone revenue in the period from August 2000 to December 31, 2003. We received an additional $500,000 in February 2004 and recognized $31,000 as revenue in the three months ended March 31, 2004. In August 2003, we entered into another license and supply agreement with a company whereby we licensed the rights to certain of our technology and sold 80,000 shares of our Series F Convertible Preferred Stock to the same company at $5.00 per share. We recognized $80,000 of the proceeds from this sale as a deferred license fee payment and are amortizing this fee over two years. We recognized $10,000 of this license fee in the three months ended March 31, 2004.

We sold an instrument system to Veridex in January 2004 and recognized revenue of $103,000 as instrument revenue from related party.

Other revenue decreased by $146,000 to $13,000 in the first three months of 2004 from $159,000 in the first three months of 2003. Other revenue consists principally of funds received from government related grants and are expected to fluctuate from year to year.

Research and development expenses

Research and development expenses increased $1.1 million, or by 26.2%, to $5.0 million in the first three months of 2004 from $3.9 million in the first three months of 2003. Salary and salary related costs were $2.3 million or 35.8% higher in the first quarter of 2004 as compared to 2003 principally due to more personnel engaged in research activities in 2004 than in 2003 as well as higher stock-based compensation expenses recognized in 2004. We hired additional personnel throughout 2003 to complete the development of certain instrument platforms and to complete the development of our initial cancer monitoring test. Stock-based compensation expenses were $282,000 in the first quarter of 2004 versus $19,000 in the first quarter of 2003. Laboratory supplies and expenses were $1.1 million, or $876,000 higher, in the first quarter of 2004 than in 2003. The increase in costs was related principally to preparation for the launch of our initial cancer diagnostic instrument platforms and reagent kits. We also continued to invest in the development of other applications of our technology in areas both within and outside the field of cancer diagnostics. Instrument development costs decreased by $691,000 to $192,000 in the quarter ended March 31, 2004 from $883,000 in the three months ended March 31, 2003.

The principal development work on our CellTracks AutoPrep System and our associated CellSpotter Analyzer was completed by mid-2003 and costs associated with development of the instruments declined thereafter. We anticipate that we will continue to engage in instrument system improvement activities in 2004 and beyond. Therefore, it is likely that instrument development costs will fluctuate in future periods. Clinical trial expenses increased in the first quarter of 2004 by $180,000 to $399,000 from $219,000 in the first quarter of 2003. We completed our initial pivotal clinical trial for breast cancer monitoring in the first quarter of 2003 and therefore our costs were higher in 2003. The majority of effort in this area in 2003 was related to data analysis and preparation of the associated regulatory filing with the FDA for the breast cancer test. We anticipate increasing our clinical trial expenditures in the remainder of 2004 and beyond in order to expand the uses of our technology to other cancers and to earlier stages of the disease. Contracted research costs were $184,000 lower in the first quarter of 2004 than in the first quarter of 2003. We employed contracted support in 2003. We increased our efforts in this area in 2003 to help with certain validation activities related to preparing our manufacturing processes for initial product launch. A summary of the principal components of our research and development costs for the three months ended March 31, 2004 and 2003 are shown below:

	Three months ended March 31,
Research and development expenses	2004	2003

	(in thousands)

Salaries, benefits and taxes	$2,349	$1,730
Laboratory supplies and expenses	1,131	255
Instrument development costs	192	883
Clinical trial expenses	399	219
Contracted research costs	312	496
All others	596	363

Total research and development expenses	$4,979	$3,946

We expect salary related expenses to increase in future years as we hire additional personnel and continue to invest in research and clinical trial activities. We believe that costs related to laboratory supplies and expenses will be higher in future periods as we develop:

•                                          research and diagnostic products for cancers other than breast cancer;

•                                          tests designed to diagnose cancer earlier in the disease; and

•                                          other diagnostic tools for use in diseases such as cardiovascular and infectious diseases, and for use in drug development.

We expect instrument development costs as a percentage of total research and development expenditures generally to be lower in future years because we will have completed the principal development work on our platforms in 2003. We plan to continue to invest in instrument development to improve performance of the various components of the system and to increase the capabilities of the system to process larger sample volumes.

We expect clinical expenses to be higher in future years as we expand our clinical trials to investigate the effectiveness of our cancer diagnostic products on cancers other than breast cancer and in earlier stages of the disease in breast and other cancers, and as we develop other diagnostic tools for use in diseases such as cardiovascular and infectious diseases and for use in tools for drug development.

Each of our research and development programs is subject to risks and uncertainties, including the requirement to obtain regulatory approval, that are outside of our control. As a result of these risks and uncertainties, we are unable to predict the period in which we will achieve profitability. For example, our clinical trials may be subject to delays or rejections for a variety of reasons, such as our inability to obtain applicable clearances from the FDA or institutional or ethical review boards or to enroll patients at the rate that we expect. Moreover, the product candidates we are developing must overcome significant technological and marketing challenges before they can be successfully commercialized.

General and administrative expenses

General and administrative expenses increased by $442,000, or 44.1%, to $1.4 million in the first quarter of 2004 from $1.0 million in 2003. Salary related costs increased by $280,000 in the first quarter of 2004 due principally to increases in personnel in the second half of 2003 and the first quarter of 2004. We hired additional accounting and administrative personnel in order to prepare for the additional administrative activities related to our initial public offering of common stock and in preparation for the commercial launch of our initial products. Depreciation expense increased by $87,000 to $327,000 in the first quarter of 2004 from $240,000 in 2003 as a result of an expansion of our manufacturing facility in 2003 at a cost of $1.5 million in preparation for the commercial launch of our products.

Interest income

Interest income declined by $24,000, or 27.9% in the first quarter of 2004 to $62,000 from $86,000 in 2003. The decrease in interest income was primarily a result of a decrease in average invested cash balances in 2004 and a lower average interest rate on our invested cash balances.

Interest expense

Interest expense increased by $49,000, or 43.0%, to $163,000 for the first quarter of 2004 from $114,000 for 2003. The increase was due to higher average debt outstanding in 2004 versus 2003 principally due to the additional $7.0 million equipment line of credit that we entered into in April 2003.

Stock-based compensation expenses

Stock-based compensation expenses were $401,000 and $84,000 for the three months ended March 31, 2004 and 2003, respectively. This increase was due to an increase in the number of options granted to employees and consultants and an increase in the fair value of our common stock as compared to the exercise price at issuance. We recognized these expenses as part of research and development expenses and general and administrative expenses as shown below.

	Three months ended March 31,
Stock-based compensation expenses included in:	2004	2003
	(in thousands)

Research and development expenses	$282	$19
General and administrative expenses	119	65

	$401	$84

Income Taxes

We have incurred net operating losses since our inception and have consequently not paid any federal, state or foreign taxes. As of March 31, 2004, we had approximately $65.8 million of net operating loss carryforwards and approximately $1.8 million in research and development tax credit carryforwards available to offset future regular and alternative taxable income. If not utilized, these net operating loss carryforwards and tax credits will begin to expire in 2005. If we do not achieve profitability, our net operating loss carryforwards may be lost. In addition, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in our ownership occur. We are currently not subject to these limitations.

Net loss

The net loss of $6.4 million in the first quarter of 2004 was $1.8 million, or 27.3%, higher than the loss of $4.5 million in the first quarter of 2003.

The net loss per common share of $13.10 in the first quarter of 2004 was $2.81 per share, or 27.3%, higher than the loss per common share of $10.29 in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company. We have financed our operations since inception through private equity and debt financings, license and milestone revenues from corporate collaborations, capital equipment and leasehold financing, government grants and interest earned on cash and investments. Since our inception, we have generated net losses of $70.0 million from operations.

On April 21, 2004, the Company completed its initial public offering (“IPO”) of 6,000,000 shares of common stock at $8.00 per share. The Company raised an aggregate of $48 million before underwriters’ discounts and offering expenses.  All of the shares were sold by the Company.  The Company granted the underwriters a 30-day option to purchase up to an additional 900,000 shares of common stock from the Company to cover over-allotments, if any.  This option was exercised in full on May 12, 2004 and closing occurred on May 17, 2004 with net proceeds to the Company of approximately $6.7 million.  The net proceeds to the Company of approximately $49.6 million, including the over-allotment, will be used for product commercialization, including manufacturing, and for clinical trials, research and development, capital expenditures, and working capital and other general corporate purposes.  The Company’s common stock trades on The Nasdaq National Market System under the symbol “IMMC.” In connection with the IPO, the Company incurred costs totaling $1.7 million to date, and has included these costs on the March 31, 2004 consolidated balance sheet as “Assets Related to Financing Activities.”

Cash and short term investments decreased by $6.0 million in the three month period ended March 31, 2004 to $24.6 million from $30.6 million as of December 31, 2003.

The Company had proceeds from new borrowings of $808,000 and made principal payments of $795,000 in the first three months of 2004 as compared to principal payments of $714,000 in the prior year period.

Our operating activities used net cash of $4.9 million in the three months ended March 31, 2004, $3.9 million in 2003 and $60.9 million from inception through March 31, 2004.  During these periods, we recognized increases in expenses caused principally by increases in research and development and expanded clinical trials, which resulted in increasing operating cash outflows.

We used cash of $749,000 in 2004 in our investing activities principally in the purchases of property and equipment. Our investing activities used cash of $495,000 in 2003.  We have used $8.9 million in investing activities from inception, almost entirely for the purchase of property and equipment.

Our financing activities used cash of $325,000 in the first three months of 2004 and $714,000 in 2003. Cash was generated in 2004 principally from the exercise of stock options and warrants. We borrowed $795,000 under our equipment lines of credit and made principal payments of $808,000 on our outstanding debt.  In the first three months of 2004, we also paid approximately $575,000 of our fees associated with our IPO.

From inception to March 31, 2004 we raised $1.7 million from the sale of our common stock, including $1.5 million in 1984 from the sale of 10,000 shares of our common stock to three investors, and $85.1 million, net of issuance costs of $2.1 million, from the sale of our preferred stock.

Since March 1999, we also borrowed $16.4 million through equipment lines of credit and received $4.5 million in milestone receipts from Veridex. Our liquidity requirements are primarily the result of research and development expenditures, capital equipment expenditures and payments on outstanding indebtedness. Sales of our common and preferred stock prior to the IPO were as follows:

Summary of initial sale of common stock and all sales of convertible preferred stock	Year(s)	Number of shares	Price per share	Net proceeds	Equivalent common shares

Initial sale of common stock	1984	10,000	$150.00	$1,500,000	10,000

Convertible preferred stock
Series A	1988	36,350	10.00	363,500	669,343
Series B	1989	30,000	10.00	300,000	236,952
Series C	1990	30,000	10.00	300,000	296,016
Series D	1999, 2004	33,971,098	0.32	10,828,666	2,264,744
Series E	2000	4,588,612	4.74	21,612,236	3,059,083
Series F	2001, 2003	13,454,500	4.00	51,942,414	8,969,677

				$85,346,816	15,495,815

As of March 31, 2004, the Company did not have any off balance sheet financing arrangements.

The following table summarizes our contractual obligations as well as related interest charges on lines of credit at March 31, 2004 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due in
Contractual obligations	Total	2004	2005 and 2006	2007 and 2008	After 2008
	(in thousands)

Lines of credit	$8,112	$3,093	$4,718	$301	$—
Operating leases	4,890	537	1,482	1,507	1,364
Open purchase order commitments (1)	3,934	3,934	—	—	—

Total contractual obligations	$16,936	$7,564	$6,200	$1,808	$1,364

(1)                                  The amounts included in open purchase order commitments are subject to performance under the purchase order by the supplier of the goods or services and do not become our obligation until such performance is rendered.  The amount shown is principally for the purchase of materials for our instrument platforms, which we anticipate will be sold by us to customers.

We also have contingent obligations for research and development and clinical trial expenditures under our development, license and supply agreement with Veridex.  In particular we must pay the first $5.0 million in clinical trial costs for the first cellular analysis product for general population screening for a major cancer, and Veridex is responsible for the next $5.0 million of such clinical trial costs. We have agreed to negotiate in good faith for the allocation of costs in excess of $10.0 million. As of March 31, 2004 we have not incurred any costs related to clinical trials for a product for general population screening, and we do not anticipate spending any funds on clinical trials toward such a product through 2004.

In addition, if we achieve certain levels of sales of our reagents we may receive up to an additional $10.0 million in milestone payments from Veridex although we do not expect to receive any milestone payments related to sales goals until at least 2007.

Our agreement with Veridex provides for a total of up to $10.5 million in non-refundable license and milestone payments related to research and development activities including up to $1.5 million for the initial license and up to $9.0 million related to the completion of certain instrument and clinical trial milestones. We have received $4.5 million of these milestone payments to date. We expect to earn the remaining $6.0 million over the next three to five years.

The following table summarizes certain information pertaining to these potential future milestone payments.

Milestone	Payment criteria		Target date	Amount ($)

Commercial readiness for breast cancer therapy monitoring	•	Steering committee approves product release for sale of an FDA-approved breast cancer therapy monitoring system	None	1,500,000 (see note below)
Metastatic colorectal or prostate cancer monitoring	•	First patient enrolled in clinical trial	6/30/04	500,000
	•	Steering committee approves regulatory submission	11/30/05	500,000
Prostate cancer	•	Feasibility of large blood volume method demonstrated and product concept proposed	9/30/04	300,000
	•	First patient enrolled in clinical trial	6/30/05	333,000
	•	Steering committee approves regulatory submission	12/31/07	500,000
Lung cancer: adjuvant prognosis and recurrence monitoring	•	First patient enrolled in clinical trial	10/31/04	333,000
	•	Steering committee approves progress and data review for clinical trial after significant percentage of patients properly enrolled	3/31/06	250,000
	•	Steering committee approves regulatory submission	12/31/07	500,000
Colorectal cancer: adjuvant prognosis and recurrence monitoring	•	First patient enrolled in clinical trial	1/31/05	334,000
	•	Steering committee approves progress and data review for clinical trial after significant percentage of patients properly enrolled	6/30/06	250,000
Tumor cell profiling reagents	•	Steering committee approves regulatory submission	12/31/07	500,000
	•	Steering committee approves product development process, first product commercially available, second product completes production readiness review, and third product demonstrates proof of principle and acquired antibody	9/30/04	200,000
Large volume sample processor	•	Steering committee approves commercial readiness	7/31/06	500,000

NOTE: $500,000 of the $1,500,000 milestone payment pertaining to breast cancer therapy monitoring was paid to us by Veridex in February 2004 pursuant to Veridex’s receipt of 510(k) clearance from the FDA in January 2004 for use of the CellSearch Epithelial Cell Kit. The remaining $1,000,000 would become payable upon completion of the payment criteria discussed above. In addition, we and Veridex agreed in November 2003 that there would be no target date for completion of this milestone and that in lieu of a target date, Veridex would only be obligated to pay us 30.5% of net sales for cell analysis products related to this milestone for the term of this agreement, instead of 31% of net sales for such products.

We do not currently expect that any of the specific milestone payments discussed above will be materially delayed beyond their applicable target dates. However, because these milestone payments are related to the successful completion of the payment criteria summarized above, including completion of clinical trials, development activities and receipt of regulatory clearances, we may be unable to successfully complete the payment criteria in a timely manner, if at all. Veridex is responsible under the development, license and supply agreement for obtaining all regulatory clearances for indications related to the CellSearch kit, in consultation with us, for these cell analysis products in the field of cancer.  Also, we and Veridex will continue to evaluate our development program in cancer, particularly clinical development and may negotiate changes to milestones that have not yet been achieved, although we do not expect that the aggregate amount of the milestones will change.

If we do not successfully complete the payment criteria for a given future milestone, we will not receive the applicable milestone payment. If we do not successfully complete the payment criteria by the target date for a given milestone, we will continue to be entitled to receive the milestone payment in the future upon successful completion of the criteria. However, Veridex’s obligation to pay us a percentage of the net sales for the cell analysis product to which the milestone relates would be reduced by 0.5% for the ten-year period beginning with the shipment for commercial sale of the first product resulting from this agreement. In no event, however, would reductions due to missed target dates reduce our proportionate percentage share of net sales that we would otherwise be entitled to receive from Veridex for sales of all cell analysis products by Veridex under this agreement by more than 0.5% in the aggregate.

We have also established a sales agency arrangement with Veridex with respect to our sample preparation and cell analysis systems, such as the CellTracks AutoPrep System and CellSpotter Analyzer. Under this arrangement, Veridex is our exclusive sales, invoicing and collecting agent and exclusive instrument and technical service provider for these systems in the field of cancer. Veridex is responsible for all expenses for marketing, sales and training, and we are responsible for all software development and validation as well as quality control and quality assurance. We are responsible for shipping systems pursuant to purchase orders received by Veridex. We are obligated to pay Veridex a commission on each sale or lease of these sample preparation and cell analysis systems of up to 15% of the invoice price, subject to a minimum gross profit margin received by us on each system of 27.5%. Some customers may enter into a reagent rental agreement with Veridex, whereby the reagent price also carries an amortized cost of the instrument, based on an agreed test volume. In these cases, Veridex will pay us a percentage of the fully loaded cost of the instrument when it is placed in the account. We are responsible for the costs associated with the one-year warranty period. Veridex has the option under the agreement to convert the sales agency relationship to a sole distributorship arrangement upon 12-months’ written notice.  However, we do not anticipate earning significant gross margins or incurring significant losses on the sale, lease or rental of our CellTracks AutoPrep System or our CellSpotter Analyzer. We anticipate that the majority of our future gross margins and future profits derived under our agreement with Veridex will result from the sales of reagents and disposables.

Under this distributor arrangement, we would be required to supply Veridex based on the forecasts provided to us by Veridex and the actual orders for these systems placed with us by Veridex. The allocation of costs and expenses between us and Veridex would remain substantially the same and we would remain responsible for the costs associated with the one-year warranty period. In addition, instead of Veridex receiving up to a 15% commission after deducting the 27.5% gross profit margin on each sale or lease, these systems would be sold to Veridex at a transfer price that provides a 27.5% gross profit margin to us, and Veridex would retain the proceeds from their sales of these systems, but would be required to remit to us any proceeds from their sales to the extent that the proceeds of such sales, after deducting 15%, exceed the transfer price for these systems.

Following commercialization, if we and Veridex are able to generate product sales under our development, license and supply agreement, we are required to invest an amount ranging from between 8.5% and 10% of total net product sales by Veridex, excluding revenue from cell analysis system sales, in research and development activities for cancer-related cell analysis products. These research and development activities may consist of any activities, such as product improvements, product line extensions and clinical trials, conducted to achieve the milestones described above, to advance the development program designed by the steering committee for this agreement, or to enhance the cancer-related cell analysis products or sample preparation and cell analysis systems based on our technologies.

Based on our operating plans, net proceeds from our IPO, available cash and additional equipment credit lines will be sufficient to finance operations and capital expenditures for at least 18 months from the date of this Form 10-Q. Our future capital requirements include, but are not limited to, supporting our research and development efforts and our clinical trials, although we are not obligated to meet any absolute minimum dollar spending requirements under our current operating agreements. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities, our clinical trials and capital requirements related to our commercialization efforts. We had $24.6 million in cash on hand as of March 31, 2004 and we do not currently have access to any unused lines of credit or other committed sources of financing. We plan to use the proceeds from the IPO and our cash on hand to continue to develop our cancer diagnostic products beyond breast cancer to other types of solid tissue cancers as well as to explore the uses of our technology in earlier stages of the cancer disease process. Also we plan to explore development of uses for our technology outside of cancer such as in cardiovascular disease. We plan to use the proceeds from the IPO, anticipated funds generated from the sales of our products as well as additional equity or debt-related offerings to finance our future development efforts. We may not be successful in generating sufficient product sales or raising sufficient funds from the sale of equity or debt securities to support the research and development expenses necessary to expand the uses of the technology into other cancers and in non-cancer diseases. In addition, if we are unsuccessful in our product development efforts, additional financing may not be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may elect to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to other information contained herein you should carefully consider the following factors in evaluating our company. Any of the following factors could materially and adversely affect our business, financial position and results of operations.

RISKS RELATING TO OUR BUSINESS

We have a history of operating losses, expect to continue to incur substantial losses, and might never achieve or maintain profitability.

We are a development stage company with limited operating history. We have incurred significant net losses since we began operations in 1983.  As of March 31, 2004, we had a deficit accumulated during our development stage of $70.0 million.  For the three month periods ended March 31, 2004 and March 31, 2003 we had net losses of $6.4 million and $4.5 million, respectively.  These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. Because our operating expenses are likely to increase significantly in the near term, we will need to generate significant additional revenue to achieve profitability. We do not expect to have any significant operating revenue from the sales of our products until at least the second half of 2004. Even after we begin selling our products, we expect our losses to continue to increase as a result of ongoing research and development and clinical trial expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

If our relationship with Veridex is terminated, we may be unable to commercialize effectively certain of our products based on our technologies in the field of cancer.

We entered into a development, license and supply agreement with Veridex, under which we granted to Veridex a worldwide exclusive license in the field of cancer to commercialize cell analysis products based on our technologies. We also appointed Veridex as our exclusive sales, invoicing and collection agent for our cell analysis instrumentation in cancer. Prior to shipment for commercial sale of the first product resulting from this agreement, Veridex may terminate this agreement with or without reason by providing us with 180 days’ prior written notice. Thereafter, Veridex may terminate this agreement with or without reason at any time by providing us with 24 months’ prior written notice. Veridex also may terminate this agreement if we are in material breach or are acquired by a competitor in the IVD field. In addition, while we have granted Veridex the exclusive right to market, distribute and conduct field, technical, customer service and certain manufacturing finishing operations for these products, this agreement provides that Veridex has very limited obligations to perform these functions. For example, the agreement does not require Veridex to meet any minimum levels with respect to sales, marketing personnel or other marketing expenditures. If Veridex were to terminate, fail to meet its obligations under this agreement or fail to deploy adequate resources to commercialize products under this agreement:

•                                          we would incur significant delays and expense in the commercialization of these products;

•                                          we might be unable to enter into a similar agreement with another company with similar resources to commercialize these products and perform these functions on acceptable terms, if at all; and

•                                          we might be unable to commercialize these products or perform these functions successfully ourselves.

Any of these outcomes could result in delays in our ability to generate revenues from the sales of these products, an increase in our expenses and a resulting adverse impact on our operations and financial results, and the value of our common stock would likely decline.

Following commercialization, if we and Veridex are able to generate product sales under our agreement, we are required to invest an amount ranging from between 8.5% and 10% of total net product sales by Veridex, excluding revenue from cell analysis system sales, in research and development for cancer-related cell analysis products.

If our products and Veridex’s products do not achieve market acceptance, we will be unable to generate significant revenues from them.

The future commercial success of our products and of Veridex’s products based on our technologies will depend primarily on:

•                                          convincing research, reference and clinical laboratories to conduct validation studies using these products and to offer these products as research tools for scientists and clinical investigators and as diagnostic products to physicians, laboratory professionals and other medical practitioners; and

•                                          convincing physicians, laboratory professionals and other medical practitioners to order tests for their patients involving our technologies.

To accomplish this, we and Veridex will need to convince oncologists, primary care physicians, surgeons, laboratory professionals and other members of the medical and biotechnology communities of the benefits of these products through published papers, presentations at scientific conferences and additional clinical trials. If we and Veridex are not successful in these efforts, the market acceptance for these products could be limited. Additionally, if ongoing or future clinical trials result in unfavorable or inconsistent results, these products may not achieve market acceptance. Other factors that might influence market acceptance of these products include the following:

•                                          evidence of clinical utility;

•                                          ability to obtain sufficient third-party coverage or reimbursement;

•                                          convenience and ease of administration;

•                                          availability of alternative and competing diagnostic products;

•                                          cost-effectiveness;

•                                          effectiveness of marketing, distribution and pricing strategy; and

•                                          publicity concerning these products or competitive products.

If these products are unable to gain broad market acceptance, our business will suffer.

If we or Veridex are not able to obtain all of the regulatory approvals and clearances required to commercialize our products, our business would be significantly harmed.

The products based on our technologies are generally regulated as medical devices by the FDA and comparable agencies of other countries. In particular, FDA regulations govern, among other things, the activities that we and Veridex perform, including product development, product testing, product labeling, product storage, pre-market clearance or PMA approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution.

Most of the products that we plan to develop and commercialize in the US will require either pre-market notification, or 510(k) clearance, or PMA approval from the FDA prior to marketing. The 510(k) clearance process usually takes from two to twelve months from submission, but can take longer. The PMA process is much more costly, lengthy, uncertain and generally takes from one to two years or longer from submission. We do not know whether we or Veridex will be able to obtain the clearances or approvals required to commercialize these products. Prior to commercialization of our products for IVD use, we will need to obtain 510(k) clearance from the FDA for the CellSearch Epithelial Cell Control, which consists of two levels of controls required to be run daily to ensure our integrated system is operating property. Veridex submitted the 510(k) for these controls in April 2004.

All of the products that we or Veridex intend to submit for FDA clearance or approval will be subject to substantial restrictions, including, among other things, restrictions on the indications for which we and Veridex may market these products, which could result in lower revenues. The marketing claims we and Veridex will be permitted to make in labeling or advertising regarding our cancer diagnostic products, if cleared or approved by the FDA, will be limited to those specified in any clearance or approval. We expect that initially many of these products will be limited to RUO. In addition, both we and Veridex are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. If the FDA finds that we or Veridex have failed to comply with these requirements, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions, including:

•                                          fines, injunctions and civil penalties;

•                                          recall or seizure of our products or Veridex’s products;

•                                          operating restrictions, partial suspension or total shutdown of production;

•                                          denial of requests for 510(k) clearances or pre-market approvals of product candidates;

•                                          withdrawal of 510(k) clearances or pre-market approvals already granted;

•                                          disgorgement of profits; and

•                                          criminal prosecution.

Any of these enforcement actions could affect our ability or Veridex’s ability to commercially distribute our products in the US and may also harm our ability to conduct the clinical trials necessary to support the marketing, clearance or approval of these products.

If the third-party manufacturers we rely on either refuse or are unable to successfully manufacture certain of our products, we may be unable to commercialize these products.

We have limited commercial manufacturing experience and capabilities. We currently assemble, test and release the CellSpotter and CellTracks AutoPrep System, as well as bulk reagents and other associated products used with the CellTracks AutoPrep System, at our facility located in Huntingdon Valley, Pennsylvania. We currently have adequate manufacturing capacity to meet anticipated demand for 2004 and 2005. However, in order to meet anticipated demand thereafter, we will have to expand our manufacturing processes and facilities or increase our reliance on third-party manufacturers. Under our agreement with Veridex, we might be required to establish a second manufacturing facility or qualify a contract manufacturer in the future. We might encounter difficulties in expanding our manufacturing processes and facilities or in expanding our relationships with third-party manufacturers and might be unsuccessful in overcoming these difficulties. In that event, our ability to meet product demand could be impaired or delayed.

We face additional risks inherent in operating a single manufacturing facility for those products we manufacture ourselves. We do not have alternative production plans in place or alternative facilities available at this time. If there are unforeseen shutdowns to our facility, we will be unable to satisfy customer orders on a timely basis with respect to these products. We rely currently and intend to continue to rely significantly in the future on third-party manufacturers to produce many of our products. For example, we are dependent on a small, private, contract design, engineering and manufacturing company, Astro Instrumentation, LLC, or Astro, for our CellTracks AutoPrep System. If Astro loses key personnel or encounters financial or other difficulties, they may be unable to continue to manufacture this system and provide ongoing design and engineering support for commercialization and future enhancements of this system, and we may have difficulty replacing them. In addition, we currently use a third-party manufacturer for our CellSave Preservative Tube. We are dependent on these third-party manufacturers to perform their obligations in a timely and effective manner and in compliance with FDA and other regulatory requirements. If these third-party manufacturers fail to perform their obligations,  our competitive position and ability to generate revenue could be adversely affected in a number of ways, including:

•                                          we might not be able to initiate or continue clinical trials on products that are under development;

•                                          we might be delayed in submitting applications for regulatory approvals and clearances for products; and

•                                          we might not be able to meet commercial demands for any approved or cleared products.

Any failures in manufacturing these products may also result in a breach of our agreement with Veridex.

If third-party payors do not reimburse customers for our products and Veridex’s products, they might not be used or purchased, which would adversely affect our revenues.

The majority of the sales of our products and Veridex’s products based on our technologies in the US and other markets will depend, in large part, on the availability of adequate reimbursement to users of these products from government insurance plans, including Medicare and Medicaid in the US, managed care organizations, private insurance plans and other third-party payors. Because these products have not yet been commercially introduced, third-party payors have no history of reimbursing for the cost of these products. Third-party payors are often reluctant to reimburse healthcare providers for the use of medical diagnostic products incorporating new technology. In addition, third-party payors are increasingly limiting reimbursement coverage for medical diagnostic products and, in many instances, are exerting pressure on medical products suppliers to reduce their prices. Consequently, third-party reimbursement might not be consistently available or adequate to cover the cost of our products. This could limit our ability or Veridex’s ability to commercialize and sell these products or cause the prices of these products to be reduced, which would adversely affect our operating results.

Because each third-party payor individually approves reimbursement, obtaining these approvals is a time-consuming and costly process that will require us and Veridex to provide scientific and clinical support for the use of each of these products to each third-party payor separately with no assurance that approval will be obtained. This process could delay the market acceptance of new products and could have a negative effect on our revenues and operating results.

If we or any of our third-party manufacturers do not maintain high standards of manufacturing in accordance with Quality System Regulations, our ability to develop, and Veridex’s and our ability to commercialize our products, could be delayed or curtailed.

We and any third-party manufacturers that we currently rely on or will rely on in the future, including those we rely on to produce our CellTracks AutoPrep System and CellSave Preservative Tube, must continuously adhere to the current good manufacturing practices, or cGMP, set forth in the FDA’s Quality System Regulations, or QSR, and enforced by the FDA through its facilities inspection program. In complying with QSR, we and any of our third-party manufacturers must expend significant time, money and effort in design and development, testing, production, record-keeping and quality control to assure that our products meet applicable specifications and other regulatory requirements. The failure to comply with these specifications and other requirements could result in an FDA enforcement action, including the seizure of products and shutting down production. We or any of these third-party manufacturers also may be subject to comparable or more stringent regulations of foreign regulatory authorities. In addition, we and Veridex will need to complete validation of some of the manufacturing processes for the products we plan to launch for IVD use in the third quarter of 2004 and would be unable to launch these products until this validation is completed. If we or any of our third-party manufacturers fail to comply with these regulations, we might be subject to regulatory action, which could delay or curtail our ability to develop, and Veridex’s and our ability to commercialize, products based on our technologies.

If we fail to obtain necessary funds for our operations, we will be unable to continue to develop and commercialize new products and technologies.

We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercialization, manufacturing, clinical trials and research and development activities. Specifically, we will need to raise additional capital to, among other things:

•                                          sustain commercialization with Veridex of our initial products;

•                                          pursue regulatory approvals and clearances;

•                                          expand our technologies into other areas of cancer and medicine;

•                                          expand our research and development activities;

•                                          acquire or license technologies;

•                                          fund our clinical trial activities;

•                                          expand our manufacturing activities; and

•                                          finance capital expenditures and our general and administrative expenses.

To date, we have raised capital through private equity, public equity and debt financings, license and milestone revenues from corporate collaborations, capital equipment and leasehold financing, government grants and interest earned on cash and investments. We believe the net proceeds of the IPO, together with our cash, cash equivalents and investments, will be sufficient to meet our operating and capital requirements for at least the next 18 months. However, our present and future funding requirements will depend on many factors, including, among other things:

•                                          the level of research and development investment required to maintain and improve our technology position;

•                                          costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•                                          our need or decision to acquire or license complementary technologies or acquire complementary businesses;

•                                          changes in product development plans needed to address any difficulties in manufacturing or commercialization;

•                                          competing technological and market developments; and

•                                          changes in regulatory policies or laws that affect our operations.

We do not know whether additional financing will be available on commercially acceptable terms when needed. If adequate funds are not available or are not available on commercially acceptable terms, our ability to fund our operations, develop products or technologies or otherwise respond to competitive pressures could be significantly delayed or limited, and we might need to downsize or halt our operations.

If we raise additional funds by issuing equity securities, further dilution to our stockholders could result, and new investors could have rights superior to those of holders of the shares issued in the IPO. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may have to delay or may be unable to continue to develop our products.

If the third parties we intend to contract with for clinical trials do not perform in an acceptable manner, or if we suffer setbacks in these clinical trials, our business may suffer.

We do not have the ability to independently conduct the clinical trials required to obtain regulatory clearances for our products. We intend to rely on third-party expert clinical investigators and clinical research organizations to perform these functions. If we cannot locate and enter into favorable agreements with acceptable third parties, or if these third parties do not successfully carry out their contractual obligations, meet expected deadlines or follow regulatory requirements, including clinical laboratory, manufacturing and good clinical practice guidelines, then we may be the subject of an enforcement action by the FDA or some other regulatory body, and may be unable to obtain clearances for our products or to commercialize them on a timely basis, if at all.

The completion of clinical trials of our products may be delayed by many other factors, including the rate of enrollment of patients. Neither we nor any third-party clinical investigators and clinical research organizations can control the rate of patient enrollment, and this rate might not be consistent with our expectations or sufficient to enable clinical trials of our products to be completed in a timely manner or to be completed at all. In addition, regulatory authorities might not permit us to undertake additional clinical trials for one or more of these products. If we suffer any significant delays in, setbacks or negative results in or termination of, clinical trials for our products, we may be unable to generate product sales from these products in the future.

If we lose key management or scientific personnel, scientific collaborators or other advisors, our business would suffer.

Our success depends, in large part, on the efforts and abilities of Edward L. Erickson, who is our Chairman, President and Chief Executive Officer, Leon W.M.M. Terstappen, who is our Senior Vice President of Research and Development and Chief Scientific Officer, and James G. Murphy, who is our Senior Vice President of Finance and Administration and Chief Financial Officer, as well as the other members of our senior management and our scientific and technical personnel. Given that the pool of individuals with relevant experience in biotechnology and diagnostic products in particular is limited, it would be costly and time-consuming to replace any of our senior management or scientific personnel. Although we maintain key-person life insurance on Mr. Erickson and Dr. Terstappen, we do not maintain key-person life insurance on any of our other officers, employees or consultants. We also depend on our scientific collaborators and other advisors, particularly with respect to our research and development efforts. If we lose the services of one or more of our key officers, employees or consultants, or are unable to retain the services of our scientific collaborators and other advisors, our research and development and product development efforts could be delayed or curtailed.

If Veridex and the other third parties we intend to rely on to perform marketing, sales and distribution services for our products do not successfully perform these services, our business will be harmed.

We have limited marketing, sales and distribution experience and capabilities. In order to commercialize any of our products, we must either internally develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. We intend to rely for the foreseeable future on sales, marketing and distribution arrangements with third parties for the commercialization of our products. Specifically, we will rely on Veridex for the commercialization of the initial cancer diagnostic products based on our technologies. We may be unable to enter into sales, marketing and distribution agreements with third parties on acceptable terms, if at all. Also, the sales, marketing, and distribution efforts of these third parties might not be successful. Any sales through these third parties might be less profitable to us than direct sales.

If we decide to perform any sales, marketing and distribution functions ourselves, we might face a number of risks, including:

•                                          our ability to attract and build the significant and skilled marketing staff or sales force necessary to commercialize and gain market acceptance for our products;

•                                          the amount of time and cost of establishing a marketing staff or sales force might not be justifiable by the revenues generated by any particular product; and

•                                          the failure of our direct sales and marketing personnel to initiate and execute successful commercialization activities.

If the limited number of suppliers we rely on fail to supply the raw materials we use in the manufacturing of our reagent products, we might be unable to satisfy product demand, which would negatively impact our business.

Several raw materials used in the manufacturing of our reagent products used in several of our platforms and instruments currently are available only from a limited number of suppliers. We acquire all of these raw materials on a purchase-order basis, which means that the supplier is not required to supply us with specified quantities of these raw materials over a certain period of time or to set aside part of its inventory for our forecasted requirements. Additionally, for certain of these raw materials, we have not arranged for alternative suppliers, and it might be difficult to find alternative suppliers in a timely manner and on terms acceptable to us. Consequently, as we begin our commercialization efforts, if we do not forecast properly, or if our suppliers are unable or unwilling to supply us in sufficient quantities or on commercially acceptable terms, we might not have access to sufficient quantities of these raw materials on a timely basis and might not be able to satisfy product demand.

In addition, if any of these components and raw materials are no longer available in the marketplace, we will be forced to further develop our technologies to incorporate alternate components and to do so in compliance with QSR. If we incorporate new components or raw materials into our products we might need to seek and obtain additional approvals or clearances from the FDA or foreign regulatory agencies, which could delay the commercialization of these products.

If our competitors develop and market technologies or research and diagnostic products faster than we or Veridex do or if those products are more effective than our products, our commercial opportunities will be reduced or eliminated.

The extent to which any of our technologies and products achieve market acceptance will depend on many competitive factors, many of which are beyond our control. Competition in the pharmaceutical and biotechnology industries, and the medical devices and diagnostic products segments in particular, is intense and has been accentuated by the rapid pace of technological development. Our competitors include large diagnostics and life sciences companies. Most of these entities have substantially greater research and development capabilities and financial, scientific, manufacturing, marketing, sales and service resources than we do. Some of them also have more experience than we do in research and development, clinical trials, regulatory matters, manufacturing, marketing and sales. These organizations also compete with us to:

•                                          pursue acquisitions, joint ventures or other collaborations;

•                                          license proprietary technologies that are competitive with our technologies;

•                                          attract funding; and

•                                          attract and hire scientific talent.

If we or Veridex cannot successfully compete with new or existing products or technologies, sales of our products will suffer and we may never achieve profitability. Because of their greater experience with commercializing their technologies and larger research and development capabilities, our competitors might succeed in developing and commercializing technologies or products earlier and obtaining regulatory approvals and clearances from the FDA more rapidly than Veridex or us. Our competitors also might develop more effective technologies or products that are more predictive, more highly automated or more cost-effective, which may render our technologies or products obsolete or non-competitive.

If we experience delays in the development of new products or delays in planned improvements to our products, our commercial opportunities will be reduced.

To improve our competitive position, we believe that we will need to develop new products as well as improve our existing instruments, reagents and ancillary products. Improvements in automation and throughput (the number of tests that can be performed in a specified period of time) of our products will be important to the competitive position of our products as we market to a broader, perhaps less technically proficient, group of customers. Our ability to develop new products and make improvements in our products may face difficult technological challenges leading to development delays. For example, we are experiencing delays in connection with the development of our CellTracks Analyzer cell analysis instrument for use in cancer diagnostic testing. These delays are the result of technical problems associated with reliability of the system to detect cancer cells. In response, we are implementing enhancements to our CellSpotter Analyzer, such as adding the ability to detect and evaluate cellular markers using analyte specific reagents, or ASRs. We are also continuing to develop our CellTracks Analyzer because we believe that some of the planned features, such as the ability to quantify cellular markers using ASRs, may be required to address future potential research and clinical applications and to remain competitive. If we are unable to successfully complete development of new products or if we are unable to successfully complete the planned enhancements to our products, in each case without significant delays, our future competitive position may be adversely affected.

If product liability lawsuits are successfully brought against us, we might incur substantial liabilities and could be required to limit the commercialization of our products.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of diagnostic products. We might be unable to avoid product liability claims. Product liability insurance generally is expensive for our industry. If we are unable to maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our products. A successful product liability claim brought against us in excess of any insurance coverage we have at that time could cause us to incur substantial liabilities and our business to fail.

If we use biological and hazardous materials in a manner that causes injury, we could be liable for damages.

Our research and development activities sometimes involve the controlled use of potentially harmful biological materials, hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury to third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject on an ongoing basis to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations might be significant and could negatively affect our profitability.

If we are unable to manage growth in connection with our transition from an early-stage development company to a company that commercializes research and diagnostic products, our operations will suffer.

We will need to add a significant number of new personnel and expand our capabilities in order to successfully pursue our commercialization strategy for our initial IVD products as well as our research and development efforts. Certain aspects of our operations must be scaled up, for example, to increase the batch sizes of antibodies and other bulk components that we will need to provide for use in the test kits manufactured by Veridex and the number of instrument systems we can manufacture per quarter. Organizational growth and scale-up of operations could strain our existing managerial, operational, financial and other resources. If we fail to manage this growth effectively, we may not be able to achieve our research and development and commercialization goals.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

If we are unable to protect our proprietary rights, we may not be able to compete effectively.

We have obtained patents in the US and in foreign countries relating to many of the technologies that are the basis of our products, such as the basic technologies relating to the separation and isolation of cells for the detection of cancer and the various aspects of the reagents, methods and instrument platforms that we plan to commercialize. In addition, we maintain trade secrets, especially where we believe patent protection is not appropriate or obtainable, on various aspects of our technologies and that we do not wish to become publicly known. However, obtaining, defending and enforcing our patents and other intellectual property rights involve complex legal and factual questions. For example, many of our key patents relating to our basic technologies for the separation and isolation of cells for the detection of cancer contain claims covering our processes for manufacturing and using our magnetic separation particles, or ferrofluids. If a competitor were to practice or use these processes without our knowledge or consent, these patents may be particularly difficult to defend or enforce because it may not be apparent from examination of the competitor’s products that the competitor is using our patented processes. In particular, if we were not able successfully to defend or enforce our patents that cover our ferrofluids, which are utilized as a key component of our CellTracks AutoPrep System, competitors could more easily produce systems that might be able to perform separation of Circulating Tumor Cells (“CTCs”) from blood samples in a manner substantially equivalent to our CellTracks AutoPrep System without compensating us, resulting in substantial damage to our business.

Because the issuance of a patent is not conclusive of its validity or enforceability and can be challenged, we do not know how much protection, if any, our patents will provide to us if we attempt to enforce them or if others challenge their validity or enforceability in court. For example, if our patents relating to the separation of CTCs from blood samples were challenged and invalidated, we would not be able to prevent others from utilizing these key aspects of our technologies, which would substantially harm our business. Moreover, our patent applications may not result in issued patents, and even if issued, our patents may not contain claims that are sufficiently broad to prevent others from practicing our technologies or developing competing products. Accordingly, we cannot assure you that we will be able to obtain, defend or enforce our patent rights covering our technologies in the US or in foreign countries. In addition, if others discover or misappropriate the technologies that we have chosen to maintain as trade secrets, we may not be able to effectively maintain our technologies as unpatented trade secrets. Although we have taken measures to protect our unpatented trade secrets and other non-public information such as know-how, including the use of confidentiality and invention assignment agreements with our employees, consultants and some of our contractors, it is possible that these persons may unintentionally or willingly breach the agreements or that our competitors may independently develop or otherwise discover our trade secrets and know-how.

A challenge to one or more of our pending patent applications, or issued patents, may result in limiting the coverage of our patents so that a competitor can effectively avoid our patent claims. In addition, competitors may avoid our patents by using technologies that perform substantially as our technologies, but avoid infringing our patent claims. For example, if a competitor were to use a cell separation technology that performs as well, or nearly as well, as our patented ferrofluids, the competitor may be able to market products that may be functionally equivalent and perform as well or nearly as well as our products, thereby diminishing the competitive advantage afforded by our issued patents.

Although we may initiate litigation to stop the infringement of our patent claims or to attempt to force an unauthorized user of our patented inventions or trade secrets to compensate us for the infringement or unauthorized use, patent and trade secret litigation is complex and often difficult and expensive, and would consume the time of our management and other significant resources. If the outcome of litigation is adverse to us, third parties may be able to use our technologies without payments to us. Moreover, some of our competitors may be better able to sustain the costs of litigation because they have substantially greater resources. Because of these factors relating to litigation, we may be unable effectively to prevent misappropriation of our patent and other proprietary rights.

If the use of our technologies conflicts with the intellectual property rights of third-parties, we may incur substantial liabilities and we may be unable to commercialize products based on these technologies in a profitable manner, if at all.

Our competitors or others may have or acquire patent rights that they could enforce against us. If they do so, we may be required to alter our technologies, pay licensing fees or cease activities. If our technologies conflict with patent rights of others, third parties could bring legal action against us or our licensees, suppliers, customers or collaborators, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we might have to obtain a license in order to continue to manufacture or market the affected products. A required license under the related patent may not be available on acceptable terms, if at all.

We may be unaware of issued patents that our technologies infringe. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, that may later result in issued patents upon which our technologies may infringe. There could also be existing patents of which we are unaware upon which our technologies may infringe. In addition, if third parties file patent applications or obtain patents claiming technology also claimed by us in pending applications, we may have to participate in interference proceedings in the US Patent and Trademark Office to determine priority of invention. If third parties file oppositions in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend the patentability of the filed foreign patent applications. We may also have to participate in interference proceedings involving our issued patents or our pending applications.

If a third party claims that we infringe upon its proprietary rights, any of the following may occur:

•                                          we may become involved in time-consuming and expensive litigation, even if the claim is without merit;

•                                          we may become liable for substantial damages for past infringement if a court decides that our technologies infringe upon a competitor’s patent;

•                                          a court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms, if at all, or which may require us to pay substantial royalties or grant cross licenses to our patents; and

•                                          we may have to redesign our product so that it does not infringe upon others’ patent rights, which may not be possible or could require substantial funds or time.

If any of these events occurs, our business will suffer and the market price of our common stock will likely decline.

Our rights to use technologies licensed to us by third parties are not within our control, and we may not be able to implement our products without these technologies.

We have licensed patents and other rights that are necessary to commercialize our products. Our business will significantly suffer if these licenses terminate, if the licensors fail to abide by the terms of the license or fail to prevent infringement by third parties or if the licensed patents or other rights are found to be invalid.

We have exclusively in-licensed significant intellectual property, including patents and know-how, related to our cell analysis instrumentation and cell isolation and enrichment products. In April 1997 we entered into a license agreement with the University of Twente, or Twente, under which we were granted exclusive rights to technology developed at Twente relating to optical analysis of particles similar to cells and cell particles. This technology and the underlying patents and know-how contribute significantly to our CellTracks Analyzer. This agreement will terminate upon the later of April 2007 or the expiration date of the last to expire of the patents licensed under this agreement. In addition, Twente may unilaterally terminate this agreement if we are in material breach or if we become bankrupt or insolvent. Twente also may unilaterally terminate the license granted under this agreement if we do not maintain sufficient general and product liability insurance coverage once we have begun clinical trials and commercialization of our products. In addition, in June 1999, we entered into a license agreement with the University of Texas, or Texas, under which we were granted exclusive rights to technology, including patents and know-how, which we developed in collaboration with Texas, relating to the isolation, enrichment and characterization of circulating epithelial cells. Epithelial cells are cells that cover external and internal body surfaces and give rise to the majority of solid tumors. This technology and the underlying patents and know-how contribute significantly to our cell analysis products in the field of cancer diagnostics. We are responsible for making royalty payments of 1% of our sales of reagents incorporating the intellectual property licensed to us under this agreement. This agreement terminates when all of Texas’s rights to the licensed technologies expire. In addition, Texas also may unilaterally terminate this agreement if we are in material breach or become bankrupt or insolvent. Texas also may unilaterally terminate the license granted under this agreement, or the exclusivity of such license, in any national political jurisdiction if we fail to provide written evidence satisfactory to Texas, within 90 days of receiving written notice from Texas that it intends to terminate this license, that we or our sublicensees have commercialized or are actively attempting to commercialize a licensed invention in these jurisdictions. In addition, in July 2002, we entered into a license agreement with Streck Laboratories, Inc., or Streck. Under this agreement, Streck granted to us a non-exclusive, worldwide, royalty-bearing license to practice certain of Streck’s cell preservative technology, including patents and know-how, for the research, development, manufacture and sale of our CellSave Preservative Tube to test for the presence of epithelial cells or CTCs in a sample of fluid from a patient. This agreement will terminate upon the expiration date of the last to expire of the patents licensed under this agreement. In addition, either party also may terminate this agreement if the other party is in material breach or becomes involved in financial difficulties, including bankruptcy and insolvency.

If we violate the terms of our licenses, or otherwise lose our rights to these patents or patent applications, we may be unable to continue development of our products. Our licensors or others may dispute the scope of our rights under any of these licenses. Additionally, the licensors under these licenses might breach the terms of their respective agreements or fail to prevent infringement of the licensed patents by third parties. Loss of any of these licenses for any reason could materially harm our financial condition and operating results.

If we cannot obtain additional licenses to intellectual property owned by third parties that we desire to incorporate into new products we plan to develop, we may not be able to develop or commercialize these future products.

We are developing products designed to identify and characterize additional types of cells other than CTCs and epithelial cells, such as endothelial cells. We also plan to develop cell profile products using reagents that are fluorescently tagged antibodies designed to characterize target cells, which are classified by the FDA as analyte-specific reagents, or ASRs. ASRs can be used in research as an aid in evaluating new therapies in clinical trials, and we plan to develop a family of ASRs for profiling of each rare cell type of interest. However, many, if not all, of the target-specific and other reagents, including antibodies, that we ultimately may use in the development and commercialization of these future cell profile products and in our future products for identifying additional types of cells may be protected by patent and other intellectual property rights owned by third parties. If we are unable to obtain rights to use this third party intellectual property under commercially reasonable terms, or at all, we may be unable to develop these products, and this could harm our ability to expand our commercial products offerings and to generate additional revenue from these products.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not believe that we have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.  We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, cash equivalents, short-term investments, accounts payable and long-term obligations. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents. We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.  Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2004, the Company’s president, chief executive officer (principal executive officer) and chief financial officer (principal financial officer) have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in internal controls.  There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.                                                OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On April 21, 2004, we closed the sale of 6,000,000 shares of our common stock in our IPO. The registration statement on Form S-1 (File No. 333-110996), we filed to register our common stock in the offering was declared effective by the SEC on April 15, 2004. Our IPO commenced as of April 16, 2004 and did not terminate before any securities were sold. The offering has been completed and all shares were sold at an initial price per share of $8.00. The aggregate purchase price of the offering amount registered was $48 million.  The Company had granted the underwriters a 30-day option to purchase up to an additional 900,000 shares of common stock from the Company to cover over-allotments, if any. This option was exercised in full on May 12, 2004 and closing occurred on May 17, 2004 with net proceeds to the Company of approximately $6.7 million.

The managing underwriters for the offering were UBS Securities LLC, SG Cowen Securities Corporation, Legg Mason Wood Walker, Inc. and Adams, Harkness & Hill, Inc. We incurred expenses in connection with the offering of $5.6 million, which consisted of direct payments of: (i) $1.6 million in legal, accounting and printing fees; (ii) $3.9 million in underwriters’discounts, fees and commissions; and (iii) $100,000 in miscellaneous expenses. No payments for such expenses were made directly or indirectly to: (i) any of our directors, officers or their associates; (ii) any person(s) owning 10% or more of any class of our equity securities; or (iii) any of our affiliates.

After deducting expenses of the offering and over-allotment, we received net offering proceeds of approximately $49.6 million.  The proceeds have been invested into short-term investment-grade securities and money market accounts.

None of the net proceeds were directly or indirectly paid to: (i) any of our directors, officers or their associates; (ii) any person(s) owning 10% or more of any class of our equity securities; or (iii) any of our affiliates.

Item 4.           Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders held on March 2, 2004, the stockholders of the Company approved amendments to the Company’s amended and restated certificate of incorporation, the amended and restated Equity Compensation Plan and 2004 Employee Stock Purchase Plan, and elected ten directors to the Company’s board of directors.

The vote approving the amendment to the Company’s Second amended and restated Certificate of Incorporation and a 2-for-3 reverse stock split was 21,296,195 shares for and 9,169 shares abstaining.  The vote approving the amendment to the amended and restated Equity Compensation Plan was 21,291,403 shares for, 13,960 shares against and no shares abstaining.  The vote approving the amendment to the 2004 Employee Stock Purchase Plan was 21,291,403 shares for, 13,960 shares against and no shares abstaining.  The vote approving the Company’s Third Amended and Restated Certificate of Incorporation was 21,304,363 shares for and 1,000 shares abstaining.

The stockholders elected all the Company’s nominees for director.

1.   Election of Directors:

	Shares For	Shares Withheld	Abstained
Edward L. Erickson	21,305,363	—	—
Jonathan Cool	21,305,363	—	—
J. William Freytag, Ph.D.	21,305,363	—	—
Brian J. Geiger	21,305,363	—	—
Ann Hanham, Ph.D.	21,305,363	—	—
Zola P. Horovitz, Ph.D.	21,305,363	—	—
Allen J. Lauer	21,305,363	—	—
Marc Ostro, Ph.D.	21,305,363	—	—
Seth A. Rudnick, M.D.	21,305,363	—	—
Elizabeth E. Tallet	21,305,363	—	—

Item 6.           Exhibits and Reports on Form 8-K

(a)          Reports on Form 8-K:

None

(b)         The following is a list of exhibits filed as part of the Form 10-Q:

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNICON CORPORATION

Date:	May 21, 2004	By:	/s/ Edward L. Erickson
Edward L. Erickson
Chairman of the Board, President and
Chief Executive Officer

Date:	May 21, 2004	By:	/s/ James G. Murphy
James G. Murphy
Senior Vice President, Finance and Administration,
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Edward L. Erickson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James G. Murphy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.