Form 10-Q/A
period 2004-03-31
IMMUNICON CORP
filed 2004-06-16
CIK 1083132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report on Form 10-Q/A (this “Amendment”) is being filed to amend the quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2004 previously filed with the Commission by Immunicon Corporation on May 21, 2004 (the “Prior Report”) solely for the purpose of correcting an inadvertent error contained in the Condensed Consolidated Statement of Operations (Unaudited) included in Item 1 of the Prior Report. Specifically, the amounts for Revenue: Instrument revenue from related party for the three months ended March 31, 2003 and for the period from August 25, 1983 (date of inception) to March 31, 2004 were transposed during the final process of preparing the Form 10-Q for submission. As reflected in this Amendment, the correct amount for Revenue: Instrument revenue from related party for the three months ended March 31, 2003 is zero and for the period from August 25, 1983 (date of inception) to March 31, 2004 is $103,000.

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

Condensed Consolidated Statements of Operations (Unaudited)

Three months ended March 31, 2004 and 2003, and for the period from August 25, 1983
(date of inception) to March 31, 2004
(in thousands, except for share and per share amounts)

	Three Months Ended March 31,		Period from August 25, 1983 (date of inception) to March 31, 2004
	2004	2003

Revenue:
License revenue from related party (See note 9)	$41	$280	$4,046
Instrument revenue from related party (See note 9)	103	—	103
Other revenue	13	159	3,922
Total revenue	157	439	8,071

Expenses:
Research and development	4,979	3,946	59,519
General and administrative	1,445	1,003	19,885
Total operating expenses	6,424	4,949	79,404
Operating loss	(6,267)	(4,510)	(71,333)
Other income from related party			250

Interest income	62	86
Interest expense	(163)	(114)
Interest income (expense), net	(101)	(28)	1,109
Net loss attributable to common stockholders	$(6,368)	$(4,538)	$(69,974)

Net loss per common share-basic and diluted	$(13.10)	$(10.29)

Weighted average common shares outstanding-basic and diluted	486,240	441,111

Pro forma net loss per common share-basic and diluted (unaudited) (See notes 3 and 4)	$(0.40)

Pro forma weighted average common shares outstanding-basic and diluted (unaudited) (See notes 3 and 4)	15,934,063

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the quarterly report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNICON CORPORATION

Date:	June 16, 2004	By:	/s/ Edward L. Erickson
Edward L. Erickson
Chairman of the Board, President and
Chief Executive Officer

Date:	June 16, 2004	By:	/s/ James G. Murphy
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