Form 10-Q
period 2004-06-30
IMMUNICON CORP
filed 2004-08-11
CIK 1083132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2004 or

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Include the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest possible date.

As of August 10, 2004, there were 22,965,828 shares of Common Stock, $0.001 par value, outstanding.

IMMUNICON CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets: June 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations: Three and Six Months Ended June 30, 2004 and 2003 and for the period from August 25, 1983 (date of inception) to June 30, 2004

Condensed Consolidated Statements of Cash Flows: Six Months Ended June 30, 2004 and 2003 and for the Period from August 25, 1983 (date of inception) to June 30, 2004

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

Immunicon is a registered trademark of Immunicon Corporation. The Immunicon logo is a registered trademark of Immunicon Corporation. CellSave, CellTracks and the CellTracks AutoPrep System logo are registered trademarks of Immunivest Corporation, a wholly owned subsidiary of Immunicon Corporation.  CellTracks EasyCount, EasyCount, CellTracks MagNest, CellPrep, CellSpotter, AutoPrep, IMMC, the CellTracks Analyzer logo, the CellTracks MagNest logo, the CellSave Preservative Tube logo, the CellSave Tube Cap logo and the CellSpotter Analyzer logo are trademarks of Immunivest Corporation, a wholly owned subsidiary of Immunicon Corporation. CellSearch is a registered trademark of Johnson & Johnson. All other trademarks appearing in this filing are the property of their respective holders.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

PART I.                            FINANCIAL INFORMATION

Item  1.                                Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except for share and per share amounts)

	June 30, 2004	December 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$66,084	$30,601
Short term investments	1,508	—
Accounts receivable	11	4
Receivable from related party	405	88
Prepaid assets	726	319
Other current assets	17	76
Total current assets	68,751	31,088

Property and equipment, net	4,071	3,561
Assets related to financing activities	—	674
Other assets	203	412
Total assets	$73,025	$35,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,655	$3,360
Accounts payable	1,369	1,008
Accrued expenses	2,057	2,787
Current portion of deferred revenue	456	97
Total current liabilities	7,537	7,252

Long-term debt	3,275	3,792
Deferred revenue	617	25

Commitments and contingencies

Shareholders’ equity:
Convertible preferred stock (liquidation value of $0 as of June 30, 2004 and $87,756 as of December 31, 2003)	—	85,115
Common stock, $0.001 par value –100,000,000 authorized, 22,963,163 and 485,820 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	23	1
Additional paid in capital	141,971	7,033
Deferred stock-based compensation	(3,105)	(3,858)
Loan for stock options	—	(19)
Deficit accumulated during the development stage	(77,293)	(63,606)
Total shareholders’ equity	61,596	24,666
Total liabilities and shareholders’ equity	$73,025	$35,735

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

Three and six months ended June 30, 2004 and 2003, and for the period from August 25, 1983

(date of inception) to June 30, 2004

(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from August 25, 1983 (date of inception) to June 30, 2004
	2004	2003	2004	2003

Revenue:
Revenue from related party	$48	$548	$192	$828	$4,197
Other revenue	13	85	26	244	3,935
Total revenue	61	633	218	1,072	8,132
Expenses:
Research and development	5,604	3,496	10,583	7,442	65,123
General and administrative	1,767	993	3,212	1,996	21,652
Total operating expenses	7,371	4,489	13,795	9,438	86,775
Operating loss	(7,310)	(3,856)	(13,577)	(8,366)	(78,643)

Other income from related party	—	250	—	250	250

Interest income	159	31	221	117
Interest expense	(168)	(138)	(331)	(252)
Interest income (expense), net	(9)	(107)	(110)	(135)	1,100
Net loss attributable to common stockholders	$(7,319)	$(3,713)	$(13,687)	$(8,251)	$(77,293)

Net loss per common share – basic and diluted	$(0.39)	$(8.10)	$(1.42)	$(18.35)

Weighted average common shares outstanding – basic and diluted	18,673,011	458,207	9,631,102	449,706

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30, 2004 and 2003, and for the period from

August 25, 1983 (date of inception) to June 30, 2004

(in thousands)

	Six Months Ended June 30,		Period from Aug. 25, 1983 (date of inception) to June 30, 2004
	2004	2003
Operating activities:	$(13,687)	$(8,251)	$(77,293)
Net loss
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	690	557	5,309
Interest expense on warrants	18	12	90
Loss on disposal of property and equipment		1	4
Compensation expense related to the issuance of stock, stock options and warrants	676	130	1,705
Change in:
Accounts receivable	(7)	—	(12)
Receivable from related party	(317)	—	(312)
Prepaid expenses and other	(407)	(109)	(894)
Other assets	241	(94)	(739)
Accounts payable	361	121	1,369
Accrued expenses	(4)	3,699	2,795
Deferred revenue	951	(2,535)	1,061
Net cash used in operating activities	(11,485)	(6,469)	(66,917)
Investing activities:
Purchase of investments	(1,508)	—	(56,428)
Proceeds from maturities of investments	—	1,500	54,503
Cash proceeds from disposals of property and equipment	—	—	1
Purchases of property and equipment	(1,190)	(1,310)	(8,951)
Net cash provided by (used in) investing activities	(2,698)	190	(10,875)
Financing activities:
Proceeds from term debt	1,489	3,004	17,086
Proceeds from sale of preferred stock	—	16,869	84,115
Proceeds from sale of common stock, net of issuance costs	49,427	—	51,093
Proceeds from exercise of stock options and warrants	442	93	775
Loan for stock options	19	—	19
Loan issue fees	—	—	(55)
Payments on term debt	(1,711)	(1,482)	(9,157)
Net cash provided by financing activities	49,666	18,484	143,876
Net increase in cash and cash equivalents	35,483	12,205	66,084
Cash and cash equivalents, beginning of period	30,601	18,470	—
Cash and cash equivalents, end of period	$66,084	$30,675	$66,084
Supplemental cash flow information:
Cash paid for interest	$286	$284

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Notes to Condensed Consolidated Unaudited Financial Statements

Three and six months ended June 30, 2004 and 2003, and for the period from August 25, 1983 (date of inception) to June 30, 2004.

(1)  Background and basis of presentation

The accompanying unaudited consolidated financial statements of Immunicon Corporation and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position at June 30, 2004 and results of operations and cash flows for the three and six month periods ended June 30, 2004 and 2003 and for the period from inception to June 30, 2004.  Certain items have been reclassified to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes on pages F-1 to F-33 included in the Company’s Registration Statement on Form S-1 (File No. 333-110996) filed with the SEC (“Registration Statement”).  Results of operations for the three and six months periods ended June 30, 2004 are not necessarily indicative of results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates or assumptions.  The more significant estimates reflected in these financial statements include judgmentally accrued expenses and the valuation of stock-based compensation.

The Company has generated limited revenues from product sales and has incurred substantial losses since its inception. The Company anticipates incurring additional losses over at least the next several years and such losses may increase as the Company expands its research and development activities. Accordingly, the Company is considered to be in the development stage as of June 30, 2004, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

We completed the initial public offering (“IPO”) of shares of our common stock on April 21, 2004.  The proceeds to the Company from the IPO were $49.4 million, net of fees and expenses.  In the IPO, the Company sold 6.9 million shares of its common stock, including the underwriters’ over allotment option, at $8.00 per share.  In addition, on March 9, 2004, the Company completed a 2-for-3 reverse stock split of its common stock.  All share and per share amounts included in these unaudited consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

Substantial financing will be needed by the Company to fund its operations and to commercially develop its product candidates. There is no assurance that such financing will be available when needed. Operations of the Company are subject to certain additional risks and uncertainties including, among others, dependence on Veridex, LLC (“Veridex”), a Johnson & Johnson company, to market the Company’s cancer diagnostic product candidates, the uncertainty of product development (including clinical trial results), regulatory clearance and approval, supplier and manufacturing dependence, competition, reimbursement availability, dependence on exclusive licenses and other relationships, uncertainties regarding patents and proprietary rights, dependence on key personnel and other risks related to governmental regulations and approvals. The Company believes, however, that cash and cash equivalents available at June 30, 2004 will be sufficient to maintain operations through at least June 30, 2005.

In accordance with the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure about Critical Accounting Policies, the Company has determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. The Company states these accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the notes to the consolidated financial statements contained in the Company’s Registration Statement. There were no significant changes to the Company’s critical accounting policies during the six months ended June 30, 2004.

In December 2002, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. We have adopted the disclosure requirements of this statement. In March 2004, the FASB issued a proposed SFAS - “Share-based Payment: an Amendment of FASB Statements No. 123 and 95.” The proposed standard would require companies to expense share-based payments to employees, including stock options, based on the fair value of the award at the grant date. The proposed statement would eliminate the intrinsic value method of accounting for stock options permitted by APB (Accounting Principles Board) No. 25, “Accounting for Stock Issued to Employees,” which we currently follow. We will continue to monitor the actions of the FASB and assess the impact, if any, on our consolidated financial statements.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the company’s overall results of operations or financial position.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2004	2003	2004	2003

Net loss, as reported	$(7,319)	$(3,713)	$(13,687)	$(8,251)
Add: Stock-based compensation expense included in reported net loss	275	46	676	130
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(498)	(95)	(939)	(230)
Pro forma net loss	$(7,542)	$(3,762)	$(13,950)	$(8,351)
Net loss per share - basic and diluted as reported	$(0.39)	$(8.10)	$(1.42)	$(18.35)
Pro forma net loss per share - basic and diluted	$(0.40)	$(8.21)	$(1.45)	$(18.57)

The fair value of each option is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions: risk-free interest rate of 3.8% and 3.1% and volatility rate of 72.3% and 0% for periods ended June 30, 2004 and 2003, respectively; an expected life of five years and a dividend yield of zero for all periods presented.

Stock compensation arrangements with non-employees are accounted for in accordance with SFAS No. 123, as amended by SFAS No. 148, and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach.

(3)  Net loss per share

Basic and diluted net loss per common share is calculated in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB No. 98”). Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented.  Fully diluted shares outstanding for the three months ended June 30, 2004 and 2003 would have been 20,579,881 and 12,868,821, respectively.  Fully diluted shares outstanding for the six months ended June 30, 2004 and 2003 would have been 11,553,399 and 12,731,181, respectively.

The following table sets forth the computation of net income (numerator) and shares (denominator) for earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Numerator:
Net loss	$(7,319)	$(3,713)	$(13,687)	$(8,251)

Denominator:
Weighted average shares outstanding used for basic income per share	18,673	458	9,631	450
Common stock equivalents	—	—	—	—
Weighted average shares outstanding used for diluted income per share	18,673	458	9,631	450

(4)  Property and equipment

Property and equipment consists of the following:

(in thousands)	June 30, 2004	December 31, 2003

Laboratory equipment	$1,555	$1,387
Office furniture and equipment	851	611
Leasehold improvements	3,686	3,195
Manufacturing equipment	654	632
Computer equipment	1,440	1,170
Property and equipment, gross	8,186	6,995
Less Accumulated depreciation	(4,115)	(3,434)
Property and equipment, net	$4,071	$3,561

Depreciation expense was $353,000 and $281,000 for the three months ended June 30, 2004 and 2003, respectively; and $681,000 and $522,000 for the six months ended June 30, 2004 and 2003, respectively.

(5)  Accrued expenses

Accrued expenses consisted of the following:

(in thousands)	June 30, 2004	December 31, 2003

Salary related expense	$407	$546
Clinical research and trial costs	556	607
Contracted research costs	168	165
Deferral loan premium	181	139
Accounting and legal fees	180	664
Leasehold improvements	—	40
Other	565	626
Accrued expenses	$2,057	$2,787

(6)  Debt

As of June 2004, the Company had an aggregate of $6.9 million of debt outstanding under $12.0 million of credit facilities with two lending institutions.  The carrying value of long-term debt is as follows:

(in thousands)	June 30, 2004	December 31, 2003

The $7.0 million credit facility	$2,779	$3,939
The $5.0 million equipment line of credit facility	4,151	3,213
	6,930	7,152
Less: current portion of long-term debt	(3,655)	(3,360)
Long term debt	$3,275	$3,792

As of June 30, 2004 and 2003, interest rates in effect for outstanding obligations under the credit facilities ranged from 6.75% to 9.25% and 6.75% to 9.74%, respectively.

In June 2004, the Company amended its loan agreement with one of its lenders.  As a result, the Company is no longer required to maintain a minimum percentage of its cash available for investing on deposit with the lending institution.  Also, the Company is no longer required to maintain a minimum level of earnings before interest, taxes, depreciation and amortization.  The Company continues to be required to maintain at least six months liquidity, as defined.  The Company also is required to provide unaudited monthly financial statements within 30 days following the end of each month and audited financial statements within 120 days after the close of its fiscal year.  The Company was in compliance with its covenants for the six months ended June 30, 2004.

(7)  Commitments and contingencies

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

In August 2000, the Company entered into a development, license and supply agreement (the “Development Agreement”) with Ortho Clinical Diagnostics, Inc. (“Ortho”), a subsidiary of Johnson and Johnson, Inc., whereby the Company licensed certain rights to its technology and assumed certain development obligations for its cancer diagnostic product candidates. In exchange, Ortho agreed to market and distribute the Company’s cancer diagnostic product candidates. On November 10, 2003, the Company executed an amendment to this the Development Agreement whereby all of the rights and responsibilities of Ortho were transferred to Veridex. In addition, the Company and Veridex re-negotiated certain clinical development and regulatory milestones. The Development Agreement has a term of 20 years and may be terminated earlier by either party under certain conditions. The Company is not aware of any intentions by Veridex to terminate the Development Agreement.

In connection with the Development agreement, Veridex made a $1.5 million up-front, non-refundable license fee payment to the Company.  Under this Development agreement, Veridex is obligated to pay us approximately 30% of their net sales from the sale of reagents, test kits, and certain other consumable products and disposable items. In addition, the Company will receive additional payments from Veridex if the Company achieves certain development and sales milestones as defined in the Development Agreement.  Under the terms of the Development Agreement, the Company is required to invest in related research based on a percentage of sales as defined in the Development Agreement.

In addition, Johnson & Johnson Development Corporation, also a wholly-owned subsidiary of Johnson and Johnson (“J&J Sub”), purchased $5 million of the Company’s Series E Preferred Stock.  In December 2001 and July 2003, J&J Sub purchased $3 million and $3.3 million of Series F Preferred Stock, respectively.

In June 2004, the Company entered into an addendum to its Technology Development Agreement and License Agreement with Twente University, and Technology Foundation STW (“STW”), a research funding agency of the Dutch government.  Under the modified agreement STW will provide Twente University with up to approximately $1 million toward developing an affordable and portable instrument to monitor patients with human immunodeficiency virus (“HIV”).  This instrument represents an additional application of our existing technology, specifically the CellTracks EasyCount system, and in consideration for our contribution of research effort toward the project including personnel, equipment and supplies we will have rights to commercialize products that result from this agreement.

(8)  Shareholders’ equity

We completed the IPO of shares of our common stock on April 21, 2004.  The proceeds to the Company from the IPO were $49.4 million, net of fees and expenses.  In the IPO, the Company sold 6.9 million shares of its common stock, including the underwriters’ over allotment option, at $8.00 per share.  In addition, on March 9, 2004, the Company completed a 2-for-3 reverse stock split of its common stock.  All share and per share amounts included in these unaudited consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

On May 24, 2004, the Company registered 4.0 million shares on its Registration Statement on Form S-8.  This Form S-8 covers shares of common stock of the Company that may be offered or sold pursuant to the Immunicon Corporation Amended and Restated Equity Compensation Plan (“ESOP”) and the Immunicon Corporation 2004 Employee Stock Purchase Plan (“ESPP”).

(9)  Related parties

During the period from August 1, 2000 until December 31, 2003, the Company received $4.0 million in license and milestone payments from Veridex, and the Company recognized the entire amount as license revenue from related party during that period. The Company received an additional $500,000 in milestone receipts related to product development during the first quarter of 2004. The Company will recognize these receipts as revenue over the estimated life of the related product which the Company estimates will end on December 31, 2007. The Company recognized $32,000 as revenue in the three months ended June 30, 2004 and $548,000 for the three months ended June 30, 2003 under this Development Agreement.  The Company recognized $63,000 as revenue for the six months ended June 30, 2004, and $828,000 for the six months ended June 30, 2003 under this Development Agreement.  The

Company sold an instrument system to Veridex in January 2004 and recognized revenue of $103,000 as instrument revenue from related party.  The Company recorded these revenues as “Revenue from related party” in the consolidated statement of operations. In addition, the Company initiated a multi-center clinical trial for the monitoring of metastatic colorectal cancer.  The initiation of this trial completed a milestone in the Company’s agreement with Veridex and the Company earned a $500,000 milestone payment.  This milestone payment will be recognized over the estimated trial period.  As of June 30, 2004 and December 31, 2003, the Company had receivables from Veridex of $400,000 and $88,000, respectively.        These receivables are recorded in “Receivable from related party” in the consolidated balance sheet.

In August 2003, the Company sold Series F Preferred Stock and entered into a License and Supply Agreement (“License and Supply Agreement”) with a company. The Company received $400,000 in proceeds for the combined transaction. Because shares of the Company’s Series F Preferred Stock were valued at $4.00 per share in a similar transaction, the same value was applied to the shares in this transaction. The amount above the $4.00 per share value of the shares of the Company’s Series F Preferred Stock was deemed attributable to the License and Supply Agreement and recorded as deferred license revenue. The Company recorded this $80,000 premium as deferred license revenue and amortizes it into income over the period of the exclusive supply arrangement with this company, which is two years. As of June 30, 2004, the unamortized deferred license revenue related to this arrangement amounted to $45,000, and the Company recognized revenue of $10,000 and $20,000 related to the arrangement and recorded it as “Revenue from related party” in the consolidated statement of operations for the three and six month periods ended June 30, 2004, respectively.

The following table breaks out the revenue from related parties recognized over the three and six month periods of 2004 and 2003:

Revenue from related parties: (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Contract revenue from related party	$42	$548	$83	$828
Instrument revenue from related party	—	—	103	—
Other revenue from related party	6	—	6	—
	$48	$548	$192	$828

(10)  Supplemental expense information

The supplemental expense information below provides additional information about the amounts recorded as research and development expenses and general and administrative expenses in the accompanying statements of operations:

Research and development expenses

Research and development expenses consisted of the following:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Salaries, benefits and taxes	$2,347	$1,632	$4,696	$3,362
Laboratory supplies and expenses	1,242	470	2,373	725
Instrument development costs	131	346	323	1,229
Clinical trial expenses	481	196	880	415
Contracted research costs	470	361	782	857
All others	933	491	1,529	854
	$5,604	$3,496	$10,583	$7,442

General and administrative expenses

General and administrative expenses consisted of the following:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Salaries, benefits and taxes	$808	$513	$1,466	$891
Depreciation	354	282	681	522
Legal and professional fees	323	175	617	359
All other expenses	282	23	448	224
	$1,767	$993	$3,212	$1,996

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

In connection with the commercial distribution of its products, the Company also has obtained trademark registrations in the US for “Immunicon” and the Immunicon logo.  Trademark registrations were also obtained for “CellSave”, “CellTracks”, and the CellTracks AutoPrep System logo by Immunivest Corporation, a wholly owned subsidiary of the Company.  The Company has filed a number of trademark registration applications in preparation for commercial distribution activities with respect to future products. Much of the proprietary software and related information utilized in the Company’s instrument systems is protected by the Company’s copyright rights or by such rights that the Company has licensed.

The Company devotes significant resources to obtaining, enforcing and defending patents and other intellectual property and protecting its other proprietary information.

The Company has a portfolio of issued patents and patent applications, which we believe provides patent coverage for our proprietary technologies and products.  As of August 4, 2004, the Company’s intellectual property estate consisted of 53 issued patents, 127 pending patent applications, nine registered trademarks and 19 pending trademark registrations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information contained in this quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often preceded by words such as “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “assume,” “will” and similar expressions.  We caution investors not to place undue reliance on the forward-looking statements contained in this report. Forward-looking statements speak only as of the date of this report, reflect management’s current expectations and involve certain factors, such as risks and uncertainties, that may cause actual results to be far different from those suggested by our forward-looking statements.  These factors include, but are not limited to, risks associated with our dependence on Veridex; our capital and financing needs; research and development and clinical trial expenditures; commercialization of the our product candidates; our ability to use licensed products and to obtain new licenses from third parties; our ability to manage growth; obtaining necessary regulatory approvals; reliance on third party manufacturers and suppliers; reimbursement by third party payors to our customers for our products; compliance with applicable manufacturing standards; the ability to earn license and milestone payments under our agreement with Veridex; retaining key management or scientific personnel; delays in the development of new products or to planned improvements to our products; effectiveness of our products compared to competitors’ products; protection of our intellectual property and other proprietary rights; conflicts with the intellectual property of third parties; product liability lawsuits that may be brought against us; labor, contract or technical difficulties; and competitive pressures in our industry.

The foregoing factors are discussed in more detail in the section entitled “Risk Factors” contained elsewhere in this report and in our filings with the SEC. We do not intend to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements other than as required under the federal securities laws.

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

We were incorporated in 1983. Since our inception, we have focused our activities on life science research and product development. In March 1999, we obtained $10.6 million in financing from the sale of our convertible preferred stock. As a result, we substantially increased investment in our cancer-related products and technologies, hired additional key management team members and redefined our business strategy. Since 1999, we have devoted substantially all of our efforts to the development of our cell analysis platforms and diagnostic tools for application in cancer. We completed the IPO of shares of our common stock on April 21, 2004.  The proceeds to the Company from the IPO were $49.4 million, net of fees and expenses.  In the IPO, the Company sold 6.9 million shares of its common stock, including the underwriters’ over allotment option, at $8.00 per share.  We are a development stage company and have incurred losses in the last five fiscal years.  As of June 30, 2004, we had an accumulated deficit of $77.3 million. We expect to incur substantial losses, which may increase over the next several years as we:

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

•                  expand and scale-up our manufacturing capability for both instruments and reagent kits; and

•                  develop applications of our technologies for diseases other than cancer, such as cardiovascular, inflammatory and infectious diseases and for products to support drug development in cancer research.

We are highly dependent on our collaboration with Veridex. In addition, we expect to continue to generate substantial losses for at least the next two years. We will need to obtain additional funding to support the activities described above.

Veridex collaboration

We expect that substantially all of our revenues from product sales for at least the years 2004 and 2005 will be derived from our relationship with Veridex. Our Development Agreement with Veridex provides Veridex with exclusive worldwide rights to commercialize cell analysis products based on our technologies in the field of cancer.  Veridex received 510(k) clearance from the US Food and Drug Administration (“FDA”) for the use of the CellSearch Circulating Tumor Cell Kit in the management of metastatic breast cancer on January 21, 2004 and for the CellSearch Circulating Tumor Cell Control Kit which cleared in June 2004. We are responsible for all cellular research and development, including the costs of clinical development. Upon any sale by Veridex of these products, including reagents, test kits, consumable products and disposable items, Veridex is obligated to pay us approximately 30% of net sales.

Beginning with commercialization of the first product under this Development Agreement, we are obligated to invest in certain research and development activities an amount equal to at least 10% of Veridex’s net sales, excluding revenues from instrument sales, from these products. However, beginning with the first calendar year after the amount of these net sales exceeds $250 million; we are only required to invest an amount equal to at least 8.5% of these net sales. We are also responsible for manufacturing reagents for CellSearch kits in bulk and delivering them to Veridex. We are responsible for all instrument manufacturing and certain ancillary products. We believe that we have manufacturing capacity available at our existing facilities to satisfy commercial demand through 2005. Veridex is responsible for filling and packaging costs for the reagents, as well as sales, marketing, distribution, customer and technical support and field service of our cancer products, including instrumentation. We have retained worldwide commercialization rights to all non-cancer applications of our technologies.

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

Revenues

We have not generated any significant product revenues since our inception. We initiated sales activities for instrument platforms and reagent kits for research use only (“RUO”) in the first quarter of 2004.  We currently expect that we and Veridex will launch products for in vitro diagnostic (“IVD”) use in the third quarter of 2004. We designated the period from August 2000 until December 31, 2003 as the initial product development period. During that period, we received $4.0 million in license and milestone payments from Veridex, and we recognized the entire amount as license revenue from related party during that period. During the first quarter of 2004 we received an additional $500,000 in milestone receipts as a partial receipt of the milestone for commercial readiness for breast cancer monitoring. We will recognize this as revenue over the estimated life of the related product, which we estimate will end on December 31, 2007. In addition, we initiated a multi-center clinical trial for the monitoring of metastatic colorectal cancer, for which we earned a $500,000 milestone payment as of June 30, 2004.  This milestone revenue will be recognized over the estimated clinical trial period, which we estimate will end on December 31, 2006.  We recognized $32,000 and $63,000 as milestone revenue in the three and six months ended June 30, 2004, respectively.

As of June 30, 2004 there is an additional $5.5 million in license revenue, which we can earn from Veridex for research-related milestones. We estimate that we will earn these license revenues from research milestones over the next three to five years.  Therefore, we expect that the trend of license revenue will fluctuate. Also, we expect to continue to invest significant amounts in research and development, particularly in clinical trials and manufacturing development, and therefore we do not believe that these expenses will fluctuate in relation to when we expect to earn the milestone revenue referenced to above.

Under the Development Agreement with Veridex, we also can earn up to $10.0 million in revenue for achieving defined sales targets. Our agreement with Veridex provides for payments to us by Veridex of $2.0 million, $3.0 million and $5.0 million in the first year that sales recognized by Veridex of the CellSearch reagent products to third parties, excluding sales of instruments, reach $250 million, $500 million and $1 billion, respectively. We do not estimate that we will reach any of these sales targets until at least 2007 and therefore do not anticipate earning any sales-based milestone revenues until then.

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

We are responsible for making royalty payments of 1% of sales of our reagents incorporating intellectual property licensed to us under a license agreement with the University of Texas. No royalty payments have been made to the University of Texas as of June 30, 2004.

We expense research and development costs as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and proprietary technologies. We expect to continue to incur significant costs for clinical research and for trials and to make investments to improve our instrument platforms and reagents. From inception through June 30, 2004, we have incurred $65.1 million in total research and development expenses, the majority of which relate to our cell-based research and diagnostic products.

General and administrative expenses

Our general and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services. From inception through June 30, 2004, we have incurred $21.7 million in general and administrative expenses.

Stock-based compensation expenses

Stock-based compensation expense, which is a non-cash charge, results from stock option grants to employees at exercise prices below the fair value of the underlying common stock resulting in our recording stock-based compensation expense associated with such grants.  Stock-based compensation expense also is recorded for stock option and warrant grants to non-employees and for restricted stock grants provided to directors and advisors in lieu of cash compensation. We amortize the deferred stock-based compensation to operating expenses over the vesting periods of the options and grants, subject to adjustment for forfeiture during the vesting period. As of June 30, 2004, we have recognized $4.8 million in deferred stock-based compensation expense. For the period from inception through June 30, 2004, we have recognized cumulative stock-based compensation expense of $1.7 million.

Interest income and expense

Interest income consists of interest earned on our cash, cash equivalents and investments. Interest expense consists of interest incurred on equipment leases and on debt financings.

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

Revenue recognition

In accordance with the SEC, Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, up-front non-refundable license fees are recorded as deferred revenue and recognized over the estimated development period. From inception through June 30, 2004, we have not generated any significant product revenue. Since August 2000, we have earned $5.0 million in license and milestone payments from Veridex and have received $4.5 million as of June 30, 2004. License and milestone payments are deferred and amortized on a straight-line basis over the product development period as defined for each specific product. Amounts received as reimbursement for research and development expenses are recorded as a reduction in research and development expense as the related costs are incurred.

Accounting for research and development expenses

Our research and development expenses consist primarily of costs associated with product development for our cancer diagnostic tests. These expenses include the development costs for instrument platforms, clinical trial and development costs and the costs associated with non-clinical support activities such as manufacturing process development and regulatory services. Clinical development costs represent internal costs for personnel; external costs incurred at clinical sites and contracted payments to third party clinical research organizations to perform certain clinical trials. We have a discovery research effort, which is conducted in part on our premises by our scientists and in part through collaborative agreements with academic laboratories. Most of our research and development expenses are the result of the internal costs related directly to our employees. We accrue external costs for clinical trials based on the progress of the clinical trials, including patient enrollment, progress by the enrolled patients through the trial, and contracted costs with clinical research organizations and clinical sites. We record internal costs primarily related to personnel in clinical development and external costs related to non-clinical trials and basic research when incurred. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual costs incurred may or may not match the estimated costs for a given accounting period. We expect that expenses in the research and development category will increase for the foreseeable future as we add personnel, expand our clinical trial activities and increase our discovery research capabilities. The amount of the increase is difficult to predict due to the uncertainty inherent in the timing of clinical trial initiations, progress in our discovery research program, the rate of patient enrollment and the detailed design of future trials. In addition, the results from each of our trials will influence the number, size and duration of both planned and unplanned trials.

Valuation of equity instruments

We record compensation expense related to options issued to consultants and options issued to employees at less than the fair value. These expenses are based on the fair value of the options and common stock. Because, prior to our IPO, there was no public market for our common stock, we have estimated the fair value of equity instruments, issued prior to our IPO, using various valuation methods, including the minimum value and the Black-Scholes methods.  When stock options are granted with an exercise price below the estimated fair value of our common stock at the grant date, the difference between the fair value of our common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense on a straight-line basis over the vesting period of the stock option.

Accounting for income taxes

We must make significant management judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At June 30, 2004, we recorded a full valuation allowance of $32.8 million against our net deferred tax asset balance, due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

RESULTS OF OPERATIONS

Three months ended June 30, 2004 and 2003

Revenue

We segregate revenue into revenue from related party and other revenue.  Revenue from related party primarily consists of instrument revenue and license revenue.  License revenue from related party decreased by $506,000 to $42,000 for the three months ended June 30, 2004 from $548,000 for the three months ended June 30, 2003. Since August 2000, we have earned $5.0 million in license and milestone receipts and received $4.5 million as of June 30, 2004 under our Development Agreement with Veridex. License and milestone receipts have been deferred and amortized on a straight-line basis over the product development period as defined for each specific product. We recognized $4.0 million in license and milestone revenue in the period from August 2000 to December 31, 2003. During the first quarter of 2004 we received an additional $500,000 in milestone receipts as a partial receipt of the milestone with commercial readiness for breast cancer monitoring. We will recognize this as revenue over the estimated life of the related product, which we estimate will end on December 31, 2007. In addition, we initiated a multi-center clinical trial for the monitoring of metastatic colorectal cancer for which we earned a $500,000 milestone payment as of June 30, 2004.  This milestone revenue will be recognized over the estimated clinical trial period, which we estimate will end on December 31, 2006.  We recognized $32,000 in revenue related to this milestone in the three months ended June 30, 2004. In August 2003, we entered into a License and Supply Agreement with a company whereby we licensed the rights to certain of our technology and sold 80,000 shares of our Series F Convertible Preferred Stock to the same company at $5.00 per share. We recognized $80,000 of the proceeds from this sale as a deferred license fee payment and are amortizing this fee over the two years ended August 2005. We recognized $10,000 of this license fee in the three months ended June 30, 2004. Other revenue, including other revenue from related party, decreased by $66,000 to $19,000 in the second quarter of 2004 from $85,000 in the second quarter of 2003. In 2003 other revenue consisted principally of funds received from government related grants and are expected to fluctuate from year to year.

	Three months ended June 30,
	2004	2003
	(in thousands)

License revenue from related party	$42	$548
Other revenue from related party	6	—
Other revenue	13	85
	$61	$633

Research and development expenses

Research and development expenses increased $2.1 million, or by 60.3%, to $5.6 million in the second quarter of 2004 from $3.5 million in the second quarter of 2003. Salary and salary-related costs were $2.3 million or 43.8% higher in the second quarter of 2004 as compared to 2003 principally due to higher staff levels to engage in research activities in 2004 than in 2003 as well as higher stock-based compensation expenses recognized in 2004. We hired additional personnel throughout 2003 and during the first half of 2004 to complete the development of certain instrument platforms and to complete the development of our initial cancer monitoring test. The portion of stock-based compensation expenses recognized as part of research and development salaries was $179,000 in the second quarter of 2004 versus $11,000 in the first quarter of 2003. Laboratory supplies and expenses were $1.2 million, or $772,000 higher, in the second quarter of 2004 than in 2003. The increase in costs was related principally to preparation for the launch of our initial cancer diagnostic products especially instruments for testing and training and reagent related expenses. We also continued to invest in the development of other applications of our technology in areas both within and outside the field of cancer diagnostics. Instrument development costs decreased by $215,000 to $131,000 in the three months ended June 30, 2004 from $346,000 in the same period ended June 30, 2003. The principal development work on our CellTracks AutoPrep System and our associated CellSpotter Analyzer was completed by mid-2003 and costs associated with development of the instruments declined thereafter. We anticipate that we will continue to engage in instrument system improvement activities in 2004 and beyond. Therefore, it is likely that instrument development costs will fluctuate in future periods.

Clinical trial expenses increased in the second quarter of 2004 by $285,000 to $481,000 from $196,000 in the second quarter of 2003. We completed our initial pivotal clinical trial for breast cancer monitoring in the first quarter of 2003 and therefore our costs were higher in 2004. The majority of effort in this area in 2003 was related to data analysis and preparation of the associated regulatory filing with the FDA for the breast cancer test. We anticipate increasing our clinical trial expenditures in the remainder of 2004 and beyond in order to expand the uses of our technology to other cancers and to earlier stages of the disease. Contracted research costs were $109,000 higher in the second quarter of 2004 than in the second quarter of 2003. We employed contracted support in 2004. We increased our efforts in this area in 2004 to help with certain validation activities related to preparing our manufacturing processes for initial product launch. A summary of the principal components of our research and development costs for the three months ended June 30, 2004 and 2003 are shown below:

	Three months ended June 30,
Research and development expenses	2004	2003
	(in thousands)

Salaries, benefits and taxes	$2,347	$1,632
Laboratory supplies and expenses	1,242	470
Instrument development costs	131	346
Clinical trial expenses	481	196
Contracted research costs	470	361
All others	933	491
Total research and development expenses	$5,604	$3,496

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

Although we will continue to invest in instrument development to improve performance of the various components of the system and to increase the capabilities of the system to process larger sample volumes, we expect instrument development costs as a percentage of total research and development expenditures generally to be lower in future years because we completed the principal development work on our initial instrument platforms in 2003.

We expect clinical expenses to be higher in future years as we expand our clinical trials to investigate the effectiveness of our cancer diagnostic products on cancers other than breast cancer and in earlier stages of the disease in breast and other cancers, and as we develop other diagnostic tools for use in diseases such as cardiovascular, inflammatory and infectious diseases and for use in tools for drug development.

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

General and administrative expenses

General and administrative expenses increased by $774,000, or 77.9%, to $1.8 million in the second quarter of 2004 from $1.0 million in 2003. Salary related costs increased by $295,000 in the second quarter of 2004, due principally to increases in personnel in the second half of 2003 and the first quarter of 2004. We hired additional accounting and administrative personnel in order to prepare for the additional administrative and reporting activities resulting from our transition to a publicly-held company and in preparation for the commercial launch of our initial products. Depreciation expense increased by $72,000 to $354,000 in the second quarter of 2004 from $282,000 in 2003 as a result of an expansion of our manufacturing facility in 2003 at a cost of $1.5 million in preparation for the commercial launch of our products.

Interest income

Interest income increased by $128,000, or 412.9% in the quarter ended June 30, 2004 from $31,000 in 2003 to $159,000 in the second quarter of 2004. The increase in interest income was primarily a result of an increase in average invested cash balances in 2004. This in turn was the result of the net cash proceeds of $49.4 million from our IPO which was completed on April 21, 2004.

Interest expense

Interest expense increased by $30,000, or 21.7%, to $168,000 for the first quarter of 2004 from $138,000 for 2003. The increase was due to higher average debt outstanding in 2004 compared to 2003, principally due to the additional $7.0 million equipment line of credit that we entered into in April 2003.

Stock-based compensation expenses

Stock-based compensation expenses were $275,000 and $46,000 for the three months ended June 30, 2004 and 2003, respectively. This increase was due to an increase in the number of options granted to employees and consultants and an increase in the fair value of our common stock as compared to the exercise price at issuance. We recognized these expenses as part of research and development expenses and general and administrative expenses as shown below.

Stock-based compensation expenses included in:	Three Months Ended June 30,
	2004	2003
	(in thousands)

Research and development expenses	$179	$11
General and administrative expenses	96	35
	$275	$46

Income Taxes

We have incurred net operating losses since our inception and have consequently not paid any federal, state or foreign taxes. As of June 30, 2004, we had approximately $73.4 million of net operating loss carryforwards and approximately $1.9 million in research and development tax credit carryforwards available to offset future regular and alternative taxable income. If not utilized, these net operating loss carryforwards and tax credits will begin to expire in 2005. If we do not achieve profitability, our net operating loss carryforwards may be lost. In addition, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in our ownership occur. We are currently not subject to these limitations.

Net loss

The net loss of $7.3 million in the second quarter of 2004 was $3.6 million, or 97.1%, higher than the loss of $3.7 million in the second quarter of 2003.

At the completion on April 21, 2004 of the Company’s initial public offering approximately 52.1 million preferred shares were converted into 15.5 million shares of common stock.  As the result, the net loss per common share of $0.39 in the second quarter of 2004 was $7.71 per share, or 95.2%, lower than the loss per common share of $8.10 in the second quarter of 2003. Weighted average common shares outstanding during the three months ended June 30, 2004 were approximately 18.7 million compared to 458,000 for the same period in 2003.

Six months ended June 30, 2004 and 2003

Revenue

We segregate revenue into license revenue received from related party and instrument revenue received from related party and other revenue. License revenue from related party decreased by $745,000 to $83,000 for the six months ended June 30, 2004 from $828,000 for the six months ended June 30, 2003. License and milestone receipts have been deferred and amortized on a straight-line basis over the product development period as defined for each specific product. We recognized $4.0 million in license and milestone revenue in the period from August 2000 to December 31, 2003, including $828,000 in the six months ended June 30, 2003. During the first quarter of 2004, we received an additional $500,000 in milestone receipts as a partial receipt of the milestone for commercial readiness for breast cancer monitoring. We will recognize this as revenue over the estimated life of the related product, which we estimate will end on December 31, 2007. We recognized $63,000 related to this milestone in the six months ended June 30, 2004. In addition, we initiated a multi-center clinical trial for the monitoring of metastatic colorectal cancer for which we earned a $500,000 milestone payment as of June 30, 2004.  This milestone revenue will be recognized over the estimated clinical trial period, which we estimate will end on December 31, 2006.  In August 2003, we entered into a License and Supply Agreement with a company whereby we licensed the rights to certain of our technology and sold 80,000 shares of our Series F Convertible Preferred Stock to the same company at $5.00 per share. We recognized $80,000 of the proceeds from this sale as a deferred license fee payment and are amortizing this fee over two years. We recognized $20,000 of this license fee in the six months ended June 30, 2004.

We sold an instrument system to Veridex in 2004 and recognized revenue of $103,000 as revenue from related party.

Other revenue decreased by $212,000 to $32,000 in the first half of 2004, from $244,000 in the first half of 2003. Other revenue consists principally of funds received from government related grants and is expected to fluctuate from year to year.

	Six Months Ended June 30,
	2004	2003
	(in thousands)

License revenue from related party	$83	$828
Instrument revenue from related party	103	—
Other revenue	32	244
	$218	$1,072

Research and development expenses

Research and development expenses increased by $3.2 million, or by 42.2%, to $10.6 million in the first half of 2004 from $7.4 million in the same period in the prior year. Salary and salary related costs were $4.7 million or 39.7% higher in the first half of 2004 as compared to 2003, principally due to higher staff levels to engage in research activities in 2004 than in 2003 as well as higher stock-based compensation expenses recognized in 2004. We hired additional personnel throughout 2003 and during the first half of 2004 to complete the development of certain instrument platforms and to complete the development of our initial cancer monitoring test. The portion of stock-based compensation expenses recognized as part of research and development salaries was $461,000 in the first half of 2004 compared to $30,000 in the first half of 2003. Laboratory supplies and expenses were $2.4 million, or $1.6 million higher, in the first half of 2004 than in 2003. The increase in costs was related principally to preparation for the launch of our initial cancer diagnostic products especially instruments for testing and training and for reagent related expenses. We also continued to invest in the development of other applications of our technology in areas both within and outside the field of cancer diagnostics.

Instrument development costs decreased by $906,000 to $323,000 in the six month period ended June 30, 2004 from $1.2 million in the prior year period. The principal development work on our CellTracks AutoPrep System and our associated CellSpotter Analyzer was completed by mid-2003 and costs associated with development of the instruments declined thereafter. We anticipate that we will continue to engage in instrument system improvement activities in 2004 and beyond. Therefore, it is likely that instrument development costs will fluctuate in future periods.

Clinical trial expenses increased in the first half of 2004 by $465,000 to $880,000 from $415,000 in the first half of 2003. We completed our initial pivotal clinical trial for breast cancer monitoring in the first quarter of 2003 and therefore our costs were higher in 2004. The majority of effort in this area in 2003 was related to data analysis and preparation of the associated regulatory filing with the FDA for the breast cancer test. We anticipate increasing our clinical trial expenditures in the remainder of 2004 and beyond in order to expand the uses of our technology to other cancers and to earlier stages of the disease. Contracted research costs were $75,000 lower in the first half of 2004 than in the first half of 2003. We increased our efforts in this area in 2003 to help with certain validation activities related to preparing our manufacturing processes for initial product launch.

A summary of the principal components of our research and development costs for the six months ended June 30, 2004 and 2003 are shown below:

	Six Months Ended June 30,
Research and development expenses	2004	2003
	(in thousands)

Salaries, benefits and taxes	$4,696	$3,362
Laboratory supplies and expenses	2,373	725
Instrument development costs	323	1,229
Clinical trial expenses	880	415
Contracted research costs	782	857
All others	1,529	854
Total research and development expenses	$10,583	$7,442

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

•                                          tests designed to diagnose cancer earlier in the disease; and

•                                          other diagnostic tools for use in diseases such as cardiovascular, inflammatory and infectious diseases, and for use in drug development.

Although we will continue to invest in instrument development to improve performance of the various components of the system and to increase the capabilities of the system to process larger sample volumes, we expect instrument development costs as a percentage of total research and development expenditures generally to be lower in future years because we completed the principal development work on our initial instrument platforms in 2003.

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

General and administrative expenses

General and administrative expenses increased by $1.2 million, or 60.9%, to $3.2 million in the first half of 2004 from $2.0 million in 2003. Salary related costs increased by $575,000 in the first half of 2004 due principally to increases in personnel in the second half of 2003 and the first quarter of 2004. We hired additional accounting and administrative personnel in order to prepare for the additional administrative and reporting activities resulting from our transition to a publicly-held company and in preparation for the commercial launch of our initial products. Depreciation expense increased by $159,000 to $681,000 in the first half of 2004 from $522,000 in 2003 as a result of an expansion of our manufacturing facility in 2003 at a cost of $1.5 million in preparation for the commercial launch of our products.

Interest income

Interest income increased by $104,000 or 88.9% in the first half of 2004 to $221,000 from $117,000 in 2003. The increase in interest income was primarily a result of an increase in average invested cash balances in 2004. This in turn was the result of the net cash proceeds of $49.4 million from our IPO, which was completed on April 21, 2004.

Interest expense

Interest expense increased by $79,000, or 31.3%, to $331,000 for the first half of 2004 from $252,000 for 2003. The increase was due to higher average debt outstanding in 2004 compared to 2003, principally due to the additional $7.0 million equipment line of credit that we entered into in April 2003.

Stock-based compensation expenses

Stock-based compensation expenses were $676,000 and $130,000 for the six months ended June 30, 2004 and 2003, respectively. This increase was due to an increase in the number of options granted to employees and consultants and an increase in the fair value of our common stock as compared to the exercise price at issuance. We recognized these expenses as part of research and development expenses and general and administrative expenses as shown below.

Stock-based compensation expenses included in:	Six Months Ended June 30,
	2004	2003
	(in thousands)

Research and development expenses	$461	$30
General and administrative expenses	215	100
	$676	$130

Income Taxes

We have incurred net operating losses since our inception and have consequently not paid any federal, state or foreign taxes. As of June 30, 2004, we had approximately $73.4 million of net operating loss carryforwards and approximately $1.9 million in research and development tax credit carryforwards available to offset future regular and alternative taxable income. If not utilized, these net operating loss carryforwards and tax credits will begin to expire in 2005. If we do not achieve profitability, our net operating loss carryforwards may be lost. In addition, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in our ownership occur. We are currently not subject to these limitations.

Net loss

The net loss of $13.7 million in the first half of 2004 was $5.4 million, or 65.9%, higher than the loss of $8.3 million in the first half of 2003.

At the completion on April 21, 2004 of our IPO, approximately 52.1 million preferred shares were converted into 15.5 million shares of common stock.  As the result, the net loss per common share of $1.42 in the six months ended June 30, 2004 was $16.93 per share, or 92.3%, lower than the loss per common share of $18.35 in the first six months of 2003. Weighted average common shares outstanding during the six months ended June 30, 2004 were approximately 9.6 million compared to 450,000 for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company. We have financed our operations since inception through private equity and debt financings, license and milestone revenues from corporate collaborations, capital equipment and leasehold financing, government grants and interest earned on cash and investments. Since our inception, we have generated net losses of $77.3 million from operations.

Cash and short term investments increased by $37.0 million in the six month period ended June 30, 2004 to $67.6 million from $30.6 million as of December 31, 2003, principally due to the completion of our IPO on April 21, 2004.  The proceeds to the Company from the IPO were $49.4 million, net of fees and expenses.

Our operating activities used net cash of $11.5 million in the first half of 2004, $6.5 million in 2003 and $66.9 million from inception through June 30, 2004.  During these periods, we recognized increases in expenses caused principally by increases in research and development and expanded clinical trials, which resulted in increasing operating cash outflows.

We used cash of $2.7 million in 2004 in our investing activities principally in the purchases of property and equipment and short term investments. Our investing activities provided cash of $190,000 in 2003.  We have used $10.9 million in investing activities from inception, almost entirely for the purchase of property and equipment.

Our financing activities provided cash of $49.7 million in the first half of 2004, $18.5 million in the prior year period and $143.9 million since inception.  On April 21, 2004, we completed our IPO.  In the IPO, we sold 6.9 million shares of our common stock at $8.00 per share. We raised an aggregate of $49.4 million, net of fees and expenses.  In connection with the IPO, we incurred costs totaling $1.9 million and paid these expenses in the current year.  All of the shares were sold by us.  The net proceeds from the IPO will be used for product commercialization, including manufacturing, and for clinical trials, research and development, capital expenditures, and working capital and other general corporate purposes.  Our common stock trades on The Nasdaq National Market System under the symbol “IMMC.”  We had proceeds from new borrowings of $1.5 million and made principal payments of $1.7 million in the first half of 2004 as compared to new borrowings of $3.0 million and principal payments of $1.5 million in the prior year period.  From inception to June 30, 2004 we raised $53.0 million from the sale of our common stock, including our IPO, $1.5 million from the sale of 10,000 shares of our common stock to three investors in 1984 and $85.1 million, net of issuance costs of $2.1 million, from the sale of our preferred stock.

Since March 1999, we also borrowed $17.1 million through equipment lines of credit and received $4.5 million in milestone receipts from Veridex. Our liquidity requirements are the result primarily of research and development expenditures, capital equipment expenditures and payments on outstanding indebtedness. Sales of our common and preferred stock, including the IPO were as follows:

Summary of all sales of common and convertible preferred stock	Year(s)	Number of shares	Price per share	Net proceeds	Equivalent common shares
				(in thousands)

Initial sale of common stock (private)	1984	10,000	$150.00	$1,500	10,000

Convertible preferred stock
Series A	1988	36,350	10.00	364	669,343
Series B	1989	30,000	10.00	300	236,952
Series C	1990	30,000	10.00	300	296,016
Series D	1999, 2004	33,971,098	0.32	10,829	2,264,744
Series E	2000	4,588,612	4.74	21,612	3,059,083
Series F	2001, 2003	13,454,500	4.00	51,942	8,969,677

Initial public offering	2004	6,900,000	8.00	49,400	6,900,000

				$136,247	22,405,815

As of June 30, 2004, we did not have any off balance sheet financing arrangements.

The following table summarizes our contractual obligations and related interest charges on lines of credit at June 30, 2004 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due in
Contractual obligations	Total	2004	2005 and 2006	2007 and 2008	After 2008
	(in thousands)

Lines of credit	$7,857	$2,200	$5,246	$411	—
Operating leases	4,890	537	1,482	1,507	1,364
Open purchase order commitments (1)	5,229	5,229	—	—	—
Total contractual obligations	$17,976	$7,966	$6,728	$1,918	$1,364

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

We also have contingent obligations for research and development and clinical trial expenditures under our Development Agreement with Veridex.  Specifically, we must pay the first $5.0 million in clinical trial costs for the first cellular analysis product for general population screening for a major cancer, and Veridex is responsible for the next $5.0 million of such clinical trial costs. We have agreed to negotiate in good faith for the allocation of costs in excess of $10.0 million. As of June 30, 2004 we have not incurred any costs related to clinical trials for a product for general population screening, and we do not anticipate spending any funds on clinical trials toward such a product through 2004.

In addition, if we achieve certain levels of sales of our reagents we may receive up to an additional $10.0 million in milestone payments from Veridex, although we do not expect to receive any milestone payments related to sales goals until at least 2007.

The Development Agreement with Veridex provides for a total of up to $10.5 million in non-refundable license and milestone payments related to research and development activities including up to $1.5 million for the initial license and up to $9.0 million related to the completion of certain instrument and clinical trial milestones. We have earned $5.0 million of these milestone payments and have received $4.5 million as of June 30, 2004. We expect to earn the remaining $5.5 million over the next three to five years.

The following table summarizes certain information pertaining to these potential future milestone payments.

Milestone	Payment criteria	Target Date	Amount

Commercial readiness for breast cancer therapy monitoring	• Steering committee approves product release for sale of an FDA-approved breast cancer therapy monitoring system	None	1,500,000	(1)

Metastatic colorectal or prostate cancer monitoring	• First patient enrolled in clinical trial	6/30/04	500,000 Completed 6/30/04	(2)
	• Steering committee approves regulatory submission	11/30/05	500,000

Prostate cancer	• Feasibility of large blood volume method demonstrated and product concept proposed	9/30/04	300,000
	• First patient enrolled in clinical trial	6/30/05	333,000
	• Steering committee approves regulatory submission	12/31/07	500,000

Lung cancer: adjuvant prognosis and recurrence monitoring	• First patient enrolled in clinical trial	10/31/04	333,000
	• Steering committee approves progress and data review for clinical trial after significant percentage of patients properly enrolled	3/31/06	250,000
	• Steering committee approves regulatory submission	12/31/07	500,000

Colorectal cancer: adjuvant prognosis and recurrence monitoring	• First patient enrolled in clinical trial	1/31/05	334,000
	• Steering committee approves progress and data review for clinical trial after significant percentage of patients properly enrolled	6/30/06	250,000

Tumor cell profiling reagents	• Steering committee approves regulatory submission	12/31/07	500,000
	• Steering committee approves product development process, first product commercially available, second product completes production readiness review, and third product demonstrates proof of principle and acquired antibody	9/30/04	200,000

Large volume sample processor	• Steering committee approves commercial readiness	7/31/06	500,000

(1)          $500,000 of the $1,500,000 milestone payment pertaining to breast cancer therapy monitoring was paid to us by Veridex in February 2004 pursuant to Veridex’s receipt of 510(k) clearance from the FDA in January 2004 for use of the CellSearch Circulating Tumor Cell Kit. The remaining $1,000,000 would become payable upon completion of the payment criteria discussed above. In addition, we and Veridex agreed in November 2003 that there would be no target date for completion of this milestone and that in lieu of a target date, Veridex would only be obligated to pay us 30.5% of net sales for the cell analysis products related to this specific milestone for the term of this agreement, instead of 31% of net sales for such products. The Company will continue to receive 31% for all other products.

(2)          We initiated a multi-center clinical trial for the monitoring of metastatic colorectal cancer.  The initiation of this trial completed a milestone in our Development Agreement with Veridex for which we earned a $500,000 milestone payment.  This milestone payment will be recognized over the trial period, which we estimate will end on December 31, 2006.

We do not currently expect that any of the specific milestone payments discussed above will be materially delayed beyond their applicable target dates. However, because these milestone payments are related to the successful completion of the payment criteria summarized above, including completion of clinical trials, development activities and receipt of regulatory clearances, we may be unable to successfully complete the payment criteria in a timely manner, if at all. Veridex is responsible under the Development Agreement for obtaining all regulatory clearances for indications related to the CellSearch kit, in consultation with us, for these cell analysis products in the field of cancer.  Also, we and Veridex will continue to evaluate our development program in cancer, particularly clinical development and may negotiate changes to milestones that have not yet been achieved, although we do not expect that the aggregate amount of the milestones will change.

If we do not successfully complete the payment criteria for a given future milestone, we will not receive the applicable milestone payment. If we do not successfully complete the payment criteria by the target date for a given milestone, we will continue to be entitled to receive the milestone payment in the future upon successful completion of the criteria. However, Veridex’s obligation to pay us a percentage of the net sales for the cell analysis product to which the milestone relates would be reduced by 0.5% for the ten-year period beginning with the shipment for commercial sale of the first product resulting from this agreement. In no event, however, would reductions due to missed target dates reduce our proportionate percentage share of net sales that we would otherwise be entitled to receive from Veridex for sales of all cell analysis products by Veridex under this Development Agreement by more than 0.5% in the aggregate.

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

Following commercialization, if we and Veridex are able to generate product sales under the Development Agreement, we are required to invest an amount ranging from between 8.5% and 10% of total net product sales by Veridex, excluding revenue from cell analysis system sales, in research and development activities for cancer-related cell analysis products. These research and development activities may consist of any activities, such as product improvements, product line extensions and clinical trials, conducted to achieve the milestones described above, to advance the development program designed by the steering committee for this agreement, or to enhance the cancer-related cell analysis products or sample preparation and cell analysis systems based on our technologies.

Based on our operating plans, we believe that our available cash including the net proceeds from our IPO will be sufficient to finance operations and capital expenditures for at least 18 months from the date of this Quarterly Report on Form 10-Q. Our future capital requirements include, but are not limited to, supporting our research and development efforts and our clinical trials, although we are not obligated to meet any absolute minimum dollar spending requirements under our current operating agreements. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities, our clinical trials and capital requirements related to our commercialization efforts. We had $67.6 million in cash on hand and short term investments as of June 30, 2004 and we do not currently have access to any unused lines of credit or other committed sources of financing. We plan to use the proceeds from the IPO and our cash on hand to continue to develop our cancer diagnostic products beyond breast cancer to other types of solid tissue cancers as well as to explore the uses of our technology in earlier stages of the cancer disease process. Also, we plan to explore development of uses for our technology outside of cancer such as in cardiovascular disease. We plan to use the proceeds from the IPO, anticipated funds generated from the sales of our products as well as additional equity or debt-related offerings to finance our future development efforts. We may not be successful in generating sufficient product sales or raising sufficient funds from the sale of equity or debt securities to support the research and development expenses necessary to expand the uses of the technology into other cancers and in non-cancer diseases. In addition, if we are unsuccessful in our product development efforts, additional financing may not be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may elect to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. We have adopted the disclosure requirements of this statement. In March 2004, the FASB issued a proposed SFAS - “Share-based Payment: an Amendment of FASB Statements No. 123 and 95.” The proposed standard would require companies to expense share-based payments to employees, including stock options, based on the fair value of the award at the grant date. The proposed statement would eliminate the intrinsic value method of accounting for stock options permitted by APB (Accounting Principles Board) No. 25, “Accounting for Stock Issued to Employees,” which we currently follow. We will continue to monitor the actions of the FASB and assess the impact, if any, on our consolidated financial statements.

In March 2004, the FASB approved the consensus reached on the EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the company’s overall results of operations or financial position.

Risk factors

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

We are a development stage company with limited operating history. We have incurred significant net losses since we began operations in 1983.  As of June 30, 2004, we had a deficit accumulated during our development stage of $77.3 million.  For the first half of 2004 and 2003 we had net losses of $13.7 million and $8.3 million, respectively.  These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. Because our operating expenses are likely to increase significantly in the near term, we will need to generate significant additional revenue to achieve profitability. We do not expect to have any significant operating revenue from the sales of our products until at least the second half of 2004. Even after we begin selling our products, we expect our losses to continue to increase as a result of ongoing research and development and clinical trial expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on  our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

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

Most of the products that we plan to develop and commercialize in the US will require either pre-market notification, or 510(k) clearance, or PMA approval from the FDA prior to marketing. The 510(k) clearance process usually takes from two to twelve months from submission, but can take longer. The PMA process is much more costly, lengthy, uncertain and generally takes from one to two years or longer from submission. On July 1, 2004, we were informed by Veridex that the CellSearch Circulating Tumor Cell Control Kit received U.S. FDA 510(k) clearance for in vitro diagnostic use.

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

We face additional risks inherent in operating a single manufacturing facility for those products we manufacture ourselves. We do not have alternative production plans in place or alternative facilities available at this time. If there are unforeseen shutdowns to our facility, we will be unable to satisfy customer orders on a timely basis with respect to these products. We rely currently and intend to continue to rely significantly in the future on third-party manufacturers to produce some of our products. For example, we are dependent on a small, private, contract design, engineering and manufacturing company, Astro Instrumentation, LLC, or Astro, for our CellTracks AutoPrep System. If Astro loses key personnel or encounters financial or other difficulties, they may be unable to continue to manufacture this system and provide ongoing design and engineering support for commercialization and future enhancements of this system, and we may have difficulty replacing them. In addition, we currently use a third-party manufacturer for our CellSave Preservative Tube. We are dependent on these third-party manufacturers to perform their obligations in a timely and effective manner and in compliance with FDA and other regulatory requirements. If these third-party manufacturers fail to perform their obligations,  our competitive position and ability to generate revenue could be adversely affected in a number of ways, including:

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

To date, we have raised capital through private equity, public equity and debt financings, license and milestone revenues from corporate collaborations, capital equipment and leasehold financing, government grants and interest earned on cash and investments. We believe the net proceeds of the IPO, together with our cash, cash equivalents and investments; will be sufficient to meet our operating and capital requirements for at least the next 18 months. However, our present and future funding requirements will depend on many factors, including, among other things:

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

If we raise additional funds by issuing equity securities, further dilution to our stockholders could result, and new investors could have rights superior to those of our existing shareholders of the shares issued in the IPO. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may have to delay or may be unable to continue to develop our products.

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

The completion of clinical trials of our products may be delayed by many other factors, including the rate of enrollment of patients. Neither we nor any third-party clinical investigators and clinical research organizations can control the rate of patient enrollment, nor might this rate not be consistent with our expectations or sufficient to enable clinical trials of our products to be completed in a timely manner or to be completed at all. In addition, regulatory authorities might not permit us to undertake additional clinical trials for one or more of these products. If we suffer any significant delays in, setbacks or negative results in or termination of, clinical trials for our products, we may be unable to generate product sales from these products in the future.

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

Our research and development activities sometimes involve the controlled use of potentially harmful biological materials, hazardous materials and chemicals. We cannot completely eliminate the risk of accidental contamination or injury to third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject on an ongoing basis to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations might be significant and could negatively affect our profitability.

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

We have exclusively in-licensed significant intellectual property, including patents and know-how, related to our cell analysis instrumentation and cell isolation and enrichment products. In April 1997 we entered into a license agreement with the University of Twente, or Twente, under which we were granted exclusive rights to technology developed at Twente relating to optical analysis of particles similar to cells and cell particles. This technology and the underlying patents and know-how contribute significantly to our CellTracks Analyzer. This agreement will terminate upon the later of April 2007 or the expiration date of the last to expire of the patents licensed under this agreement. In addition, Twente may unilaterally terminate this agreement if we are in material breach or if we become bankrupt or insolvent. Twente also may unilaterally terminate the license granted under this agreement if we do not maintain sufficient general and product liability insurance coverage once we have begun clinical trials and commercialization of our products. In June 2004, we entered into an addendum to our license agreement with Twente, and with STW, a research funding agency of the Dutch government.  Under the modified agreement, STW will provide Twente with up to approximately one million dollars toward developing an affordable and portable instrument to monitor patients with HIV.  This instrument represents an additional application of our existing technology, specifically the CellTracks EasyCount system, and in consideration for our contribution of “in kind” research effort toward the project including personnel, equipment and supplies we will have rights to commercialize products that result from this agreement.  In addition, in June 1999, we entered into a license agreement with the University of Texas, or Texas, under which we were granted exclusive rights to technology, including patents and know-how, which we developed in collaboration with Texas, relating to the isolation, enrichment and characterization of circulating epithelial cells. Epithelial cells are cells that cover external and internal body surfaces and give rise to the majority of solid tumors. This technology and the underlying patents and know-how contribute significantly to our cell analysis products in the field of cancer diagnostics. We are responsible for making royalty payments of 1% of our sales of reagents incorporating the intellectual property licensed to us under this agreement. This agreement terminates when all of Texas’s rights to the licensed technologies expire. In addition, Texas also may unilaterally terminate this agreement if we are in material breach or become bankrupt or insolvent. Texas also may unilaterally terminate the license granted under this agreement, or the exclusivity of such license, in any national political jurisdiction if we fail to provide written evidence satisfactory to Texas, within 90 days of receiving written notice from Texas that it intends to terminate this license, that we or our sublicensees have commercialized or are actively attempting to commercialize a licensed invention in these jurisdictions. In addition, in July 2002, we entered into a license agreement with Streck Laboratories, Inc., or Streck. Under this agreement, Streck granted to us a non-exclusive, worldwide, royalty-bearing license to practice certain of Streck’s cell preservative technology, including patents and know-how, for the research, development, manufacture and sale of our CellSave Preservative Tube to test for the presence of epithelial cells or CTCs in a sample of fluid from a patient. This agreement will terminate upon the expiration date of the last to expire of the patents licensed under this agreement. In addition, either party also may terminate this agreement if the other party is in material breach or becomes involved in financial difficulties, including bankruptcy and insolvency.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.  Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2004, our president, chief executive officer (principal executive officer) and chief financial officer (principal financial officer) have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

Changes in internal controls.  There have not been any changes in our internal controls over financial reporting during the quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.                                          OTHER INFORMATION

Item 6.                                                     Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K:

None

(b) The following is a list of exhibits filed as part of the Form 10-Q:

10.1	Amended License Agreement, dated June 11, 2004, between Immunivest Corporation and Twente University.

10.2	Second Amendment to Loan and Security Agreement dated June 2004

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNICON CORPORATION

Date: August 11, 2004	By:	/s/ EDWARD L ERICKSON
Edward L. Erickson
Chairman of the Board, President and
Chief Executive Officer

Date: August 11, 2004	By:	/s/ JAMES G. MURPHY
James G. Murphy
Senior Vice President, Finance and Administration,
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Number	Description
10.1	Amended License Agreement, dated June 11, 2004, between Immunivest Corporation and Twente University.
10.2	Second Amendment to Loan and Security Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Edward L. Erickson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James G. Murphy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.