Form 10-Q
period 2004-09-30
IMMUNICON CORP
filed 2004-11-12
CIK 1083132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2004 or

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

Yes ☐ No ☒

Include the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest possible date. As of November 8, 2004, there were 23,099,777 shares of Common Stock, $0.001 par value, outstanding.

IMMUNICON CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets: September 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations: Three and Nine Months Ended September 30, 2004 and 2003 and for the period from August 25, 1983 (date of inception) to September 30, 2004

Condensed Consolidated Statements of Cash Flows: Nine Months Ended September 30, 2004 and 2003 and for the Period from August 25, 1983 (date of inception) to September 30, 2004

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 6.	Exhibits

Immunicon is a registered trademark of Immunicon Corporation. The Immunicon logo is a registered trademark of Immunicon Corporation. CellSave, CellTracks, CellSpotter, MagNest, the CellTracks AutoPrep System logo and the CellSpotter Analyzer logo are registered trademarks of Immunivest Corporation, a wholly owned subsidiary of Immunicon Corporation.  CellTracks EasyCount, EasyCount, CellTracks MagNest, CellPrep, AutoPrep, IMMC, the CellTracks Analyzer logo, the CellTracks MagNest logo, the CellSave Preservative Tube logo and the CellSave Tube Cap logo are trademarks of Immunivest Corporation, a wholly owned subsidiary of Immunicon Corporation. CellSearch is a registered trademark of Johnson & Johnson. All other trademarks appearing in this filing are the property of their respective holders.  Unless the context provides otherwise, the words “Immunicon,” “we,” “Company,” “us” and “our” appearing in this filing refer to Immunicon Corporation and its subsidiaries

PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$35,494	$30,601
Short term investments	24,245	—
Accounts receivable	4	4
Receivable from related party	1,431	88
Prepaid assets	686	319
Other current assets	160	76
Total current assets	62,020	31,088

Property and equipment, net	4,085	3,561
Long term investments	514	—
Assets related to financing activities	—	674
Other assets	340	412
Total assets	$66,959	$35,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,270	$3,360
Accounts payable	1,287	1,008
Accrued expenses	3,082	2,787
Current portion of deferred revenue	1,650	97
Total current liabilities	9,289	7,252

Long-term debt, less current portion	2,717	3,792
Deferred revenue	995	25

Commitments and contingencies

Shareholders’ equity:
Convertible preferred stock (liquidation value of $0 as of September 30, 2004 and $87,756 as of December 31, 2003)	—	85,115
Common stock, $0.001 par value —100,000,000 authorized, 22,977,829 and 485,820 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	23	1
Additional paid in capital	142,117	7,033
Deferred stock-based compensation	(2,573)	(3,858)
Loan for stock options	—	(19)
Deficit accumulated during the development stage	(85,609)	(63,606)
Total shareholders’ equity	53,958	24,666
Total liabilities and shareholders’ equity	$66,959	$35,735

See notes to condensed consolidated unaudited financial statements.

                Condensed Consolidated Statements of Operations (Unaudited)

                Three and nine months ended September 30, 2004 and 2003, and for the period from August 25, 1983

                (date of inception) to September 30, 2004

                (in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from August 25, 1983 (date of inception) to September 30,
	2004	2003	2004	2003	2004
Revenue:
Revenue from related party	$148	$901	$340	$1,729	$4,345
Other revenue	6	67	32	311	3,941
Total revenue	154	968	372	2,040	8,286
Expenses:
Research and development	6,559	4,012	17,142	11,454	71,682
General and administrative	1,996	1,188	5,208	3,184	23,648
Total operating expenses	8,555	5,200	22,350	14,638	95,330
Operating loss	(8,401)	(4,232)	(21,978)	(12,598)	(87,044)

Other income from related party	—	—	—	250	250

Interest income	238	53	459	170
Interest expense	(153)	(157)	(484)	(409)
Interest income (expense), net	85	(104)	(25)	(239)	1,185
Net loss attributable to common stockholders	$(8,316)	$(4,336)	$(22,003)	$(12,587)	$(85,609)

Net loss per common share — basic and diluted	$(0.36)	$(9.05)	$(1.56)	$(27.39)

Weighted average common shares outstanding — basic and diluted	22,970,191	478,984	14,126,326	459,573

See notes to condensed consolidated unaudited financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

                Nine months ended September 30, 2004 and 2003, and for the period from

                August 25, 1983 (date of inception) to September 30, 2004

                (in thousands)

	Nine Months Ended September 30,		Period from Aug. 25, 1983 (date of inception) to September 30,
	2004	2003	2004
Operating activities:
Net loss	$(22,003)	$(12,587)	$(85,609)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,088	892	5,707
Interest expense on warrants	27	21	99
Loss on disposal of property and equipment	—	1	4
Compensation expense related to the issuance of stock, stock options and warrants	1,321	221	2,350
Change in:
Receivable from related party	(1,343)	—	(1,343)
Prepaid expenses and other	(367)	6	(853)
Other assets	(53)	(151)	(1,034)
Accounts payable	279	(147)	1,287
Accrued expenses	1,021	403	3,820
Deferred revenue	2,523	343	2,634
Net cash used in operating activities	(17,507)	(10,998)	(72,938)
Investing activities:
Purchase of investments	(25,279)	—	(80,199)
Proceeds from maturities of investments	500	3,000	55,003
Cash proceeds from disposals of property and equipment	—	—	1
Purchases of property and equipment	(1,576)	(1,794)	(9,338)
Net cash provided by (used in) investing activities	(26,355)	1,206	(34,533)
Financing activities:
Proceeds from term debt	1,489	4,946	17,086
Proceeds from sale of preferred stock, net of issuance costs	—	24,991	84,115
Proceeds from sale of common stock, net of issuance costs	49,427	—	51,093
Proceeds from exercise of stock options and warrants	476	2	809
Loan for stock options	19	—	19
Loan issue fees	(2)	(50)	(57)
Payments on term debt	(2,654)	(2,270)	(10,100)
Net cash provided by financing activities	48,755	27,619	142,965
Net increase in cash and cash equivalents	4,893	17,827	35,494
Cash and cash equivalents, beginning of period	30,601	18,470	—
Cash and cash equivalents, end of period	$35,494	$36,297	$35,494
Supplemental cash flow information:
Cash paid for interest	$424	$520

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries (A Development Stage Coompany)

Notes to Condensed Consolidated Unaudited Financial Statements

Three and nine months ended September 30, 2004 and 2003, and for the period from August 25, 1983 (date of inception) to September 30, 2004.

(1)  Background and basis of presentation

The accompanying unaudited condensed consolidated financial statements of Immunicon Corporation and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position at September 30, 2004 and results of operations and cash flows for the three and nine month periods ended September 30, 2004 and 2003 and for the period from inception to September 30, 2004.  Certain items have been reclassified to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements.  Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes on pages F-1 to F-33 included in the Company’s Registration Statement on Form S-1 (File No. 333-110996) filed with the SEC (“Registration Statement”).  Results of operations for the three and nine months periods ended September 30, 2004 are not necessarily indicative of results to be expected for the full year.

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

The Company has generated limited revenues from product sales and has incurred substantial losses since its inception. The Company anticipates incurring additional losses over at least the next several years and such losses may increase as the Company expands its research and development activities. Accordingly, the Company is considered to be in the development stage as of September 30, 2004, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

The Company completed the initial public offering (“IPO”) of shares of our common stock on April 21, 2004.  The proceeds to the Company from the IPO were $49.4 million, net of fees and expenses.  In the IPO, the Company sold 6.9 million shares of its common stock, including the underwriters’ over allotment option, at $8.00 per share.  In addition, on March 9, 2004, the Company completed a 2-for-3 reverse stock split of its common stock.  All share and per share amounts included in these unaudited condensed consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

Substantial financing will be needed by the Company to fund its operations and to continue commercially developing its product candidates. There is no assurance that such financing will be available when needed. Operations of the Company are subject to certain additional risks and uncertainties including, among others, dependence on Veridex, LLC (“Veridex”), a Johnson & Johnson company, to market the Company’s cancer diagnostic product candidates, the uncertainty of product development (including clinical trial results), regulatory clearance and approval, supplier and manufacturing dependence, competition, reimbursement availability, dependence on exclusive licenses and other relationships, uncertainties regarding patents and proprietary rights, dependence on key personnel and other risks related to governmental regulations and approvals. The Company believes, however, that cash and cash equivalents available at September 30, 2004 will be sufficient to maintain operations through at least September 30, 2005.

In accordance with the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure about Critical Accounting Policies, the Company has determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. The Company states these accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the notes to the consolidated financial statements contained in the Company’s Registration Statement. There were no significant changes to the Company’s critical accounting policies during the nine months ended September 30, 2004.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. The Company has adopted the disclosure requirements of this statement. In March 2004, the FASB issued a proposed SFAS - “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95.” The proposed standard would require companies to expense share-based payments to employees, including stock options, based on the fair value of the award at the grant date. The proposed statement would eliminate the intrinsic value method of accounting for stock options permitted by Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”.   The Company currently follows APB No. 25.  The Company will continue to monitor the actions of the FASB and assess the impact, if any, on its consolidated financial statements.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. . In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements of EITF 03-1 are effective beginning with the Company’s fiscal 2004 annual report. Once the FASB reaches a final decision on the measurement and recognition provisions, the company will evaluate the impact of the adoption of EITF 03-1.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2004	2003	2004	2003
Net loss, as reported	$(8,316)	$(4,336)	$(22,003)	$(12,587)
Add: Stock-based compensation expense included in reported net loss	645	91	1,321	221
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(724)	(140)	(1,521)	(370)
Pro forma net loss	$(8,395)	$(4,385)	$(22,203)	$(12,736)
Net loss per share - basic and diluted as reported	$(0.36)	$(9.05)	$(1.56)	$(27.39)
Pro forma net loss per share - basic and diluted	$(0.37)	$(9.16)	$(1.57)	$(27.71)

The fair value of each option is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions: risk-free interest rate of 4.0% and 3.1% and volatility rate of 70.1% and 0% for periods ended September 30, 2004 and 2003, respectively; an expected life of five years and a dividend yield of zero for all periods presented.

Stock compensation arrangements with non-employees are accounted for in accordance with SFAS No. 123, as amended by SFAS No. 148, and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach.

(3)   Net loss per share

Basic and diluted net loss per common share is calculated in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB No. 98”). Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented.  Fully diluted shares outstanding for the three months ended September 30, 2004 and 2003 would have been 24,531,966 and 17,345,998, respectively.  Fully diluted shares outstanding for the nine months ended September 30, 2004 and 2003 would have been 15,684,210 and 14,338,126, respectively.

The following table sets forth the computation of net income (numerator) and shares (denominator) for earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Numerator:
Net loss	$(8,316)	$(4,336)	$(22,003)	$(12,587)

Denominator:
Weighted average shares outstanding used for basic income per share	22,970	479	14,126	460
Common stock equivalents	—	—	—	—
Weighted average shares outstanding used for diluted income per share	22,970	479	14,126	460

(4)   Property and equipment

Property and equipment consists of the following:

(in thousands)	September 30, 2004	December 31, 2003
Laboratory equipment	$1,739	$1,387
Office furniture and equipment	906	611
Leasehold improvements	3,734	3,195
Manufacturing equipment	652	632
Computer equipment	1,541	1,170
Property and equipment, gross	8,572	6,995
Less Accumulated depreciation	(4,487)	(3,434)
Property and equipment, net	$4,085	$3,561

Depreciation expense was $372,000 and $292,000 for the three months ended September 30, 2004 and 2003, respectively; and $1,052,000 and $814,000 for the nine months ended September 30, 2004 and 2003, respectively.

(5)   Accrued expenses

Accrued expenses consisted of the following:

(in thousands)	September 30, 2004	December 31, 2003
Salary related expense	$710	$546
Clinical research and trial costs	900	607
Contracted research costs	162	165
Deferral loan premium	201	139
Accounting and legal fees	135	664
Leasehold improvements	15	40
Other	959	626
Accrued expenses	$3,082	$2,787

(6)   Debt

As of September 2004, the Company had an aggregate of $6.0 million of debt outstanding under $12.0 million of credit facilities with two lending institutions.   The carrying value of long-term debt is as follows:

(in thousands)	September 30, 2004	December 31, 2003
The $7.0 million credit facility	$2,183	$3,939
The $5.0 million equipment line of credit facility	3,785	3,213
Other	19	—
	5,987	7,152
Less: current portion of long-term debt	(3,270)	(3,360)
Long term debt	$2,717	$3,792

As of September 30, 2004 and 2003, interest rates in effect for outstanding obligations under the credit facilities ranged from 6.75% to 9.25% and 6.75% to 9.74%, respectively.

In June 2004, the Company amended a loan agreement with one of its lenders.  As a result, the Company was no longer required to maintain a minimum percentage of its cash available for investing on deposit with the lending institution.  Also, the Company was no longer required to maintain a minimum level of earnings before interest, taxes, depreciation and amortization.  The Company was required to maintain at least six months liquidity, as defined.  The Company also was required to provide unaudited monthly financial statements within 30 days following the end of each month and audited financial statements within 120 days after the close of its fiscal year.  The Company was in compliance with its covenants for the nine months ended September 30, 2004.

On October 26 2004, the Company announced the extension of its existing equipment lines of credit with Silicon Valley Bank and with General Electric Capital Life Science and Technology group for an aggregate of $17 million.  See footnote 12 Subsequent Event for further information.

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

In August 2000, the Company entered into a development, license and supply agreement (the “Development Agreement”) with Ortho Clinical Diagnostics, Inc. (“Ortho”), a subsidiary of Johnson and Johnson, Inc., whereby the Company licensed certain rights to its technology and assumed certain development obligations for its cancer diagnostic product candidates. In exchange, Ortho agreed to market and distribute the Company’s cancer diagnostic product candidates. On November 10, 2003, the Company executed an amendment to this the Development Agreement whereby all of the rights and responsibilities of Ortho were transferred to Veridex, LLC. In addition, the Company and Veridex re-negotiated certain clinical development and regulatory milestones. The Development Agreement has a term of 20 years and may be terminated earlier by either party under certain conditions. The Company is not aware of any intentions by Veridex to terminate the Development Agreement.

In connection with the Development Agreement, Veridex made a $1.5 million up-front, non-refundable license fee payment to the Company.  Under this Development Agreement, Veridex is obligated to pay us approximately 30% of their net sales from the sale of reagents, test kits, and certain other consumable products and disposable items. In addition, the Company will receive additional payments from Veridex if the Company achieves certain development and sales milestones as defined in the Development Agreement.  Under the terms of the Development Agreement, the Company is required to invest in related research based on a percentage of sales as defined in the Development Agreement.  Also in connection with the Development Agreement, Johnson & Johnson Development Corporation, also a wholly-owned subsidiary of Johnson and Johnson (“J&J Sub”), purchased $5 million of the Company’s Series E Preferred Stock.  In December 2001 and July 2003, J&J Sub purchased $3 million and $3.3 million of additional Series F Preferred Stock, respectively.

In June 2004, the Company entered into an addendum to its Technology Development Agreement and License Agreement with Twente University, and Technology Foundation STW (“STW”), a research funding agency of the Dutch government.  Under the modified agreement STW will provide Twente University with up to approximately $1 million toward developing an affordable and portable instrument to monitor patients with human immunodeficiency virus (“HIV”).  This instrument represents an additional application of our existing technology, specifically the CellTracks EasyCount System, and in consideration for our contribution of research effort toward the project including personnel, equipment and supplies the Company will have rights to commercialize products that result from this agreement.

(8)          Shareholders’ equity

The Company completed its IPO of common stock on April 21, 2004.  The Company received $49.4 million, net of fees and expenses from the IPO.  In the IPO, the Company sold 6.9 million shares of its common stock, including the underwriters’ over allotment option, at $8.00 per share.  In addition, on March 9, 2004, the Company completed a 2-for-3 reverse stock split of its common stock.  All share and per share amounts included in these unaudited consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

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

The Company received $500,000 in milestone receipts related to product development milestones during the first quarter of 2004. The Company will recognize these receipts as revenue over the estimated life of the related product development period which the Company estimates will end on December 31, 2007.

In June 2004 the Company initiated a multi-center clinical trial for the monitoring of metastatic colorectal cancer and completed a development milestone defined in the Veridex agreement.  As a result the Company earned a $500,000 milestone payment.  This milestone payment will be recognized over the estimated product development period which is estimated to be completed by the end of 2006.

Also the Company and Veridex agreed that as of September 30, 2004 Immunicon has successfully completed three more development milestones and would be paid $833,000 as a result. They are:

1.               Prostate cancer — feasibility of a large blood volume sample processing method and product concept completed; amount of milestone payable to the Company is $300,000

2.               Tumor cell profiling reagents — product development process approved by the joint Veridex/Immunicon Steering Committee progress, first product is commercially available, second product completed production readiness review, and proof of principle demonstrated for a third product and associated antibody licensed; amount of milestone payable to the Company is $200,000

3.               Lung cancer: adjuvant prognosis and recurrence monitoring — first patient enrolled in clinical trial associated with this indication; amount of milestone payable to the Company is $333,000.

Veridex paid us $833,000 in October 2004. The Company will recognize these milestone receipts as revenue over the estimated product development period which is estimated to end at various points through June 30, 2008.  As of October 31, 2004, the Company has received $1,833,000 from Veridex for achieving development related milestones in 2004.

The Company recognized $81,000 as milestone revenue in the three months ended September 30, 2004 and $896,000 for the three months ended September 30, 2003 under this Development Agreement.  The Company recognized $144,000 as revenue for the nine months ended September 30, 2004, and $1,724,000 for the nine months ended September 30, 2003 under this Development Agreement. As of September 30, 2004 and December 31, 2003, the Company had receivables from Veridex of $1.4 million and $200,000, respectively.   These receivables are recorded in “Receivable from related party” in the consolidated balance sheet.

The Company sold an instrument system to Veridex in January 2004 and recognized revenue of $103,000 as instrument revenue from related party.  The Company recorded these revenues as “Revenue from related party” in the consolidated statement of operations.

In addition, in fiscal 2003 the Company sold all of its rights to a trademark to Johnson & Johnson, Inc. for $250,000 and recorded it as Other Income from Related party on the consolidated statement of operations.

In August 2003, the Company sold 80,000 shares of Series F Preferred Stock and entered into a License and Supply Agreement (“License and Supply Agreement”) with another company. The Company received $400,000 in proceeds for the combined transaction. Because shares of our Series F Preferred Stock were valued at $4.00 per share in a similar transaction, the same value was applied to the shares in this transaction. The amount above the $4.00 per share value of the shares of the Company’s Series F Preferred Stock was deemed attributable to the License and Supply Agreement and recorded as deferred license revenue. The Company recorded this $80,000 premium as deferred license revenue and is amortizing it into income over the two year period of the exclusive supply arrangement with this company. As of September 30, 2004, the unamortized deferred license revenue related to this arrangement amounted to $34,000, and recognized revenue of $11,000 and $31,000 related to the arrangement and recorded it as “Revenue from related party” in the consolidated statement of operations for the three and nine month periods ended September 30, 2004, respectively.

The following table breaks out the revenue from related parties recognized over the three and nine month periods of 2004 and 2003:

Revenue from related parties:	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Contract revenue from related party	$92	$901	$175	$1,729
Instrument revenue from related party	25	—	129	—
Other revenue from related party	31	—	36	—
	$148	$901	$340	$1,729

(10)   Supplemental expense information

The supplemental expense information below provides additional information about the amounts recorded as research and development expenses and general and administrative expenses in the accompanying statements of operations:

Research and development expenses

Research and development expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Salaries, benefits and taxes	$2,906	$1,891	$7,602	$5,253
Laboratory supplies and expenses	1,227	935	3,600	1,660
Instrument development costs	284	261	607	1,490
Clinical trial expenses	882	218	1,762	633
Contracted research costs	340	435	1,122	1,292
Insurance	187	38	421	97
All others	733	234	2,028	1,029
	$6,559	$4,012	$17,142	$11,454

General and administrative expenses

General and administrative expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Salaries, benefits and taxes	$902	$450	$2,368	$1,341
Depreciation	371	292	1,052	814
Legal and professional fees	407	319	1,024	678
Insurance	47	7	101	18
All other expenses	269	120	663	333
	$1,996	$1,188	$5,208	$3,184

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

In connection with the commercial distribution of its products, the Company also has obtained trademark registrations in the US for “Immunicon” and the Immunicon logo.  Trademark registrations were also obtained for “CellSave”, “CellTracks”, “CellSpotter”, “Magnest” and the CellTracks AutoPrep System logo, and the CellSpotter Analyzer logo by Immunivest Corporation, a wholly owned subsidiary of the Company.  The Company has filed a number of trademark registration applications in preparation for commercial distribution activities with respect to future products. Much of the proprietary software and related information utilized in the Company’s instrument systems is protected by the Company’s copyright rights or by such rights that the Company has licensed.

The Company devotes significant resources to obtaining, enforcing and defending patents and other intellectual property and protecting its other proprietary information.

The Company has a portfolio of issued patents and patent applications, which we believe provides patent coverage for our proprietary technologies and products.  As of November 4, 2004, the Company’s intellectual property estate consisted of 54 issued patents, 134 pending patent applications, eleven issued trademarks and 20 pending trademarks registrations.

(12)   Subsequent events

On October 22, 2004, the Company entered into a $12 million extension to its existing line of credit with Silicon Valley Bank (“SVB”) and amended certain terms of the credit agreement (the “SVB Amendment”).  The loan is secured by a first-priority security interest in all of our assets except for our intangible intellectual property and the assets pledged under the equipment line of credit with General Electric Capital Corporation (“GE”) described below.  Borrowings under this extension bear interest at a per annum rate of 0.5% above the prime lending rate.  Interest accrues from the date of each equipment advance and is payable on a monthly basis in 48 equal monthly installments.  However, upon the occurrence of any event of default, SVB may accelerate and declare all or any portion of the Company’s obligations to SVB immediately due and payable.

The SVB Amendment also contains certain covenants that require us to, among other things, maintain a certain level of earnings or loss before interest, taxes, depreciation and amortization, maintain a minimum amount of our available funds on deposit with SVB and deliver periodic financial statements and reports within a prescribed timeframe.  The Company also agreed to restrict our ability to among other things, dispose of property (including intellectual property), change our business, ownership, management or business locations, merge with or acquire certain other entities, create or incur certain liens or encumbrances on any of its property, incur or amend the terms of certain indebtedness, engage in transactions with affiliates, declare or pay certain dividends or redeem, retire or purchase shares of any capital stock.

In October, 2004, the Company extended our existing equipment line of credit with GE by $5 million but did not otherwise amend the terms of this line of credit, except for the applicable rate of interest and repayment period.  Interest on this line of credit ranges from 8.65% to 9.25% and is repayable over 36 to 60 months. However, upon the occurrence of any event of default, GE may accelerate and declare all or any portion of its obligations to GE immediately due and payable.  This line of credit is secured by a first priority security interest on the assets specifically pledged under the line of credit and a second priority security interest on all other assets except for our intangible intellectual property.

The equipment line of credit with GE also contains certain covenants, which require us to, among other things, deliver periodic financial statements and reports within a prescribed timeframe and maintain and preserve the collateral; and which restrict our ability to, among other things, dispose of the collateral or creates or incurs certain liens or encumbrances on the collateral.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information contained in this quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often preceded by words such as “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “assume,” “will” and similar expressions.  We caution investors not to place undue reliance on the forward-looking statements contained in this report.  Forward-looking statements included in this report relate to financing and capital needs and resources, product development, our relationship with Twente University, our relationship with Veridex, research, development and sales based milestones and related payments from Veridex, expansion of research and development activities and increases in research and development costs, instrument system and platform improvement activities and costs, expansion of clinical trials and related costs, use of IPO net proceeds and other funds, and other statements regarding matters that are not historical facts.   Forward-looking statements speak only as of the date of this report, reflect management’s current expectations and involve certain factors, such as risks and uncertainties, that may cause actual results to be far different from those suggested by our forward-looking statements.  These factors include, but are not limited to, risks associated with our dependence on Veridex; our capital and financing needs; research and development and clinical trial expenditures; commercialization of the our product candidates; our ability to use licensed products and to obtain new licenses from third parties; our ability to manage growth; obtaining necessary regulatory approvals; reliance on third party manufacturers and suppliers; reimbursement by third party payors to our customers for our products; compliance with applicable manufacturing standards; the ability to earn license and milestone payments under our agreement with Veridex; retaining key management or scientific personnel; delays in the development of new products or to planned improvements to our products; effectiveness of our products compared to competitors’ products; protection of our intellectual property and other proprietary rights; conflicts with the intellectual property of third parties; product liability lawsuits that may be brought against us; labor, contract or technical difficulties;  competitive pressures in our industry; other risks and uncertainties discussed under the caption “Factors That may Affect Future Results” and elsewhere in this report; and other risks and uncertainties, as may be detailed from time to time in our public announcements and SEC filings.

We do not intend to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements other than as required under the federal securities laws.

OVERVIEW

We are developing and commercializing proprietary cell-based diagnostic and research products with an initial focus on cancer. We believe that our products and underlying technology platforms also have applications in the development of cancer drugs and cancer research. Furthermore, we believe that our proprietary technologies also have applications in fields of medicine outside of cancer.

We were incorporated in 1983. Since our inception, we have focused our activities on product development and life science research. In March 1999, we obtained $10.6 million in financing from the sale of our convertible preferred stock. As a result, we substantially increased investment in our cancer-related products and technologies, hired additional key management team members and redefined our business strategy. Since 1999, we have devoted substantially all of our efforts to the development of our cell analysis platforms and diagnostic tools for application in cancer. We completed the initial public offering (“IPO”) of shares of our common stock on April 21, 2004. In the IPO, we sold 6.9 million shares of our common stock, including the underwriters’ over allotment option, at $8.00 per share and received proceeds of $49.4 million, net of fees and expenses.   We are a development stage company and have incurred losses in the last five fiscal years.   As of September 30, 2004, we had an accumulated deficit of $85.6 million. We expect to incur substantial losses, which may increase over the next several years as we:

•                  conduct clinical trials to expand the uses of our technologies in metastatic cancers other than metastatic breast cancer and to earlier stages of the disease in breast and other cancers;

•                  incur costs to place our cell analysis systems with customers and to support other commercialization activities;

•                  expand and scale-up our manufacturing capability for instruments, bulk reagents, reagent kits and other consumable products; and

•                  develop applications of our technologies for diseases other than cancer, such as cardiovascular, inflammatory and infectious diseases and for products to support drug development in cancer.

We are highly dependent on our collaboration with Veridex. In addition, we expect to continue to generate substantial losses for at least the next two years. We will need to obtain additional funding to support the activities described above.

Veridex collaboration

We expect that substantially all of our revenues from product sales for at least the years 2004 and 2005 will be derived from our relationship with Veridex. Our Development Agreement with Veridex provides Veridex with exclusive worldwide rights to commercialize cell analysis products based on our technologies in the field of cancer.  Veridex received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for the use of the CellSearch Circulating Tumor Cell Kit in the management of metastatic breast cancer on January 21, 2004 and for the CellSearch Circulating Tumor Cell Control Kit in September 2004. We are responsible for all cellular research and development, including the costs of clinical development. Upon any sale by Veridex of certain of our  products, including reagents, test kits, consumable products and disposable items, Veridex is obligated to pay us approximately 30% of net sales.

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

Revenues

We have not generated any significant product revenues since our inception. We initiated sales activities for instrument platforms and reagent kits for research use only (“RUO”) in the first quarter of 2004 and for in vitro diagnostic (“IVD”) use in the third quarter of 2004. As of September 30, we have shipped twelve complete systems each consisting of a CellTracks® AutoPrep System and CellSpotter® Analyzer.  Seven systems were shipped to laboratory customers and five systems were placed with affiliates of Johnson & Johnson.  We now have instruments in the USA, Europe and Japan.  However, the recognition of revenue related to instrument shipments is typically delayed for a period of several months due to final validation and testing of these systems at customer locations.

We designated the period from August 2000 until December 31, 2003 as the initial product development period. During that period, we received $4.0 million in license and milestone payments from Veridex, and we recognized the entire amount as license revenue from related party during that period.

We received $500,000 in milestone receipts related to product development milestones during the first quarter of 2004. The Company will recognize these receipts as revenue over the estimated life of the related product development period which we estimate will end on December 31, 2007.

In June 2004, we initiated a multi-center clinical trial for the monitoring of metastatic colorectal cancer and completed a development milestone defined in the Veridex agreement.  As a result we earned a $500,000 milestone payment.  This milestone payment will be recognized over the estimated product development period which we estimate will end at the end of 2006.

Also we and Veridex agreed that as of September 30, 2004 we had successfully completed three more development milestones and would be paid $833,000 as a result. They are:

1                  Prostate cancer — feasibility of a large blood volume sample processing method and product concept completed; amount payable to us is $300,000

2.               Tumor cell profiling reagents — product development process approved by the joint Veridex/Immunicon Steering Committee, first product is commercially available, second product completed production readiness review, and proof of principle demonstrated for a third product and associated antibody licensed; amount payable to us is $200,000

3.               Lung cancer: adjuvant prognosis and recurrence monitoring — first patient enrolled in clinical trial associated with this indication; amount of milestone payable to us is $333,000.

Veridex paid us $833,000 in October 2004. We will recognize these milestone receipts as revenue over the estimated product development period which we estimate will end on December 31, 2008. As of October 31, 2004 we have received $1,833,000 from Veridex for achieving development related milestones in 2004.

We recognized $81,000 as milestone revenue in the three months ended September 30, 2004 and $896,000 for the three months ended September 30, 2003 and we recognized $144,000 as milestone revenue for the nine months ended September 30, 2004, and $1,724,000 for the nine months ended September 30, 2003 under this Development Agreement.

As of September 30, 2004, there is an additional $4.7 million in license revenue, which we can earn from Veridex for research-related milestones. We estimate that we will earn these license revenues from research milestones over the next three to five years.  Therefore, we expect that the trend of license revenue will fluctuate. Also, we expect to continue to invest significant amounts in research and development, particularly in clinical trials and manufacturing development, and therefore we do not believe that these expenses will fluctuate in relation to when we expect to earn the milestone revenue referenced to above.

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

Research and development expenses

Our research and development expenses consist of expenses incurred in developing reagents and instrument platforms and ancillary products, as well as the clinical research and trial costs to test these kits and systems. These expenses consist primarily of:

•                  salaries and related expenses for personnel;

•              fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials.

•                  payments to third parties for instrument development activities and for research related support, expenses for materials consumed in research experiments and clinical research and clinical trials; and

We are responsible for making royalty payments of 1% of sales of our reagents incorporating intellectual property licensed to us under a license agreement with the University of Texas. No royalty payments have been made to the University of Texas as of September 30, 2004.

We expense research and development costs as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and proprietary technologies. We expect to continue to incur significant costs for clinical research and for trials and to make investments to improve our instrument platforms and reagents. From inception through September 30, 2004, we have incurred $71.7 million in total research and development expenses, the majority of which relate to our cell-based research and diagnostic products.

General and administrative expenses

Our general and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services. From inception through September 30, 2004, we have incurred $23.6 million in general and administrative expenses.

Stock-based compensation expenses

Stock-based compensation expense, which is a non-cash charge to expenses, results from stock option grants to employees at exercise prices below the fair value of the underlying common stock resulting in our recording stock-based compensation expense associated with such grants.  Stock-based compensation expense also is recorded for stock option and warrant grants to non-employees and for restricted stock grants provided to directors and advisors in lieu of cash compensation. We amortize the deferred stock-based compensation to operating expenses over the vesting periods of the options and grants, subject to adjustment for forfeiture during the vesting period. As of September 30, 2004, we have recognized $4.9 million in deferred stock-based compensation expense. For the period from inception through September 30, 2004, we have recognized cumulative stock-based compensation expense $2.4 million.

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

Revenue recognition

In accordance with the SEC, Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, up-front non-refundable license fees are recorded as deferred revenue and recognized over the estimated development period. From inception through September 30, 2004, we have not generated any significant product revenue. Since August 2000, we have earned $5.8 million in license and milestone payments from Veridex and have received $5.0 million as of September 30, 2004. License and milestone payments are deferred and amortized on a straight-line basis over the product development period as defined for each specific product. Amounts received as reimbursement for research and development expenses are recorded as a reduction in research and development expense as the related costs are incurred.

Also, in accordance with the SEC, Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, we recognize revenue for instrument placements at the time that all necessary conditions for the recognition of revenue have been met. Specifically, we may place instruments with customers and allow the customer a period of time for training and validation as is common in our industry. Therefore there may be a delay between the time that an instrument is placed with a customer and the point at which the revenue for the instrument placement is recognized. Also in certain instances the customer may be provided with an opportunity to return the instrument to us prior to acceptance. We therefore recognize the revenue associated with these instrument placements only at the point when it is clear that all revenue recognition criteria have been met and that no continuing right of return remains.

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

Accounting for income taxes

We must make significant management judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At September 30, 2004, we recorded a full valuation allowance of $36.1 million against our net deferred tax asset balance, due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or if we adjust these estimates in future periods we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

RESULTS OF OPERATIONS

Three months ended September 30, 2004 and 2003

Revenue

We segregate revenue into revenue from related party and other revenue.  Revenue from related party is composed of license and milestone revenue, instrument revenue and other revenue. License and milestone revenue from related party decreased by $809,000 to $92,000 for the three months ended September 30, 2004 from $901,000 for the three months ended September 30, 2003. From August 2000 to September 30, 2004, we earned $5.8 million in license and milestone receipts under our Development Agreement with Veridex and have received $5.0 million as of September 30, 2004. License and milestone receipts have been deferred and amortized on a straight-line basis over the product development period as defined for each specific product. We recognized $4.0 million in license and milestone revenue in the period from August 2000 to December 31, 2003.

During the first quarter of 2004 we received an additional $500,000 in milestone receipts as a partial receipt of the milestone for commercial readiness for breast cancer monitoring. We will recognize this as revenue over the estimated life of the related product development period, which we estimate will end on December 31, 2007. In the second quarter, we initiated a multi-center clinical trial for the monitoring of metastatic colorectal cancer for which we earned a $500,000 milestone payment.  This milestone revenue will be recognized over the estimated product development period, which we estimate will end on December 31, 2006.

Also we and Veridex agreed that as of September 30, 2004 we had successfully completed three more development milestones and would be paid $833,000 as a result. They are:

•                  Prostate cancer — feasibility of a large blood volume sample processing method and product concept completed; amount payable to us is $300,000

•                  Tumor cell profiling reagents — product development process approved by the joint Veridex/Immunicon Steering Committee, first product is commercially available, second product completed production readiness review, and proof of principle demonstrated for a third product and associated antibody licensed; amount payable to us is $200,000

•                  Lung cancer: adjuvant prognosis and recurrence monitoring — first patient enrolled in clinical trial associated with this indication; amount payable to us is $333,000.

Veridex paid us $833,000 in October 2004. We will recognize these milestone receipts as revenue over the estimated product development period which we estimate will end on December 31, 2008. As of October 31, 2004 we have received $1,833,000 from Veridex for achieving development related milestones in 2004.

We recognized $81,000 as milestone revenue in the three months ended September 30, 2004 and $896,000 for the three months ended September 30, 2003 under this Development Agreement.

In August 2003, we sold 80,000 shares of Series F Preferred Stock and entered into a License and Supply Agreement (“License and Supply Agreement”) with another company. We received $400,000 in proceeds for the combined transaction. Because shares of our Series F Preferred Stock were valued at $4.00 per share in a similar transaction, the same value was applied to the shares in this transaction. The amount above the $4.00 per share value of the shares of our Series F Preferred Stock was deemed attributable to the License and Supply Agreement and recorded as deferred license revenue. We recorded this $80,000 premium as deferred license revenue and we are amortizing it into income over the two year period of the exclusive supply arrangement with this company. As of September 30, 2004, the unamortized deferred license revenue related to this arrangement amounted to $34,000, and we recognized revenue of $11,000 and $5,000 related to the arrangement and recorded it as “Revenue from related party” in the consolidated statement of operations for the three month period ended September 30, 2004 and September 30, 2003, respectively.

Other revenue, including other revenue from a related party, decreased by $5,000 to $62,000 in the third quarter of 2004 from $67,000 in the third quarter of 2003. In 2003 other revenue consisted principally of funds received from government related grants and are expected to fluctuate from year to year.

	Three months ended September 30,
	2004	2003
	(in thousands)
License revenue from related party	$92	$901
Other revenue from related party	56	—
Other revenue	6	67
Total revenue	$154	$968

Research and development expenses

Research and development expenses increased by $2.5 million, or 63.5%, to $6.5 million in the third quarter of 2004 from $4.0 million in the third quarter of 2003. Salary and salary-related costs were $2.9 million in third quarter of 2004 compared to $1.9 million in 2003. This increase of $1.0 million or 53.7% is due principally to higher staff levels necessary to complete the development of certain instrument platforms and to complete the development of our initial cancer monitoring test. We hired additional personnel throughout 2003 and during the first half of 2004 to prepare for the commercial launch of our initial products, increased clinical development to expand applications of our cancer diagnostic technology and increases in research personnel to expand uses of our technology beyond cancer to other disease states, as well as higher stock-based compensation expenses recognized in 2004.  The portion of stock-based compensation expenses recognized as part of research and development salaries was $205,000 in the third quarter of 2004 versus $20,000 in the third quarter of 2003.

Laboratory supplies and expenses were $1.2 million, or $292,000 higher, in the third quarter of 2004 than in 2003. This increase was related principally to preparation for the launch of our initial cancer diagnostic products especially for prototype instruments for testing and training purposes and reagent development expenses. We also continued to invest in the development of other applications of our technology in areas both within and outside the field of cancer diagnostics.

Instrument development costs increased by $23,000 to $284,000 in the three months ended September 30, 2004 from $261,000 in the same period ended September 30, 2003 as we invested in improvements to our instrument platforms for future versions of our CellTracks AutoPrep System and our associated CellSpotter Analyzer. We anticipate that we will continue to engage in instrument system improvement activities for the remainder of 2004 and beyond. Therefore, it is likely that instrument development costs will fluctuate in future periods.

Clinical trial expenses increased in the third quarter of 2004 by $664,000 to $882,000 from $218,000 in the third quarter of 2003 as we expanded our clinical development program beyond our initial pivotal clinical trial for breast cancer monitoring. In June 2004 we initiated a clinical trial for the monitoring of metastatic colorectal cancer and in the third quarter of 2004 we initiated a pilot study to monitor recurrence of lung cancer.  Also, in October we initiated a pivotal clinical trial for the monitoring of metastatic prostate cancer which we believe, if it is successful, should result in a regulatory submission to the FDA.  The majority of effort and costs incurred in clinical development in 2003 was related to data analysis and preparation of the associated regulatory filing with the FDA which were not as costly as efforts to accrue patients and manage the initial multi-centered trial for the breast cancer test. We anticipate increasing our clinical trial expenditures in the remainder of 2004 and beyond in order to expand the uses of our technology to other cancers and to earlier stages of the disease.

Contracted research costs were $95,000 lower in the third quarter of 2004 than in the third quarter of 2003 as validation efforts related to preparing our manufacturing processes for initial product launch were completed earlier in 2004. Therefore these expenses declined in the third quarter of 2004.

Insurance expenses increased by $149,000 in the third quarter of 2004 over the same period in 2003 related principally to allocated costs of Directors and Officers liability insurance which increased as a result our completion of our IPO in April 2004.

A summary of the principal components of our research and development costs for the three months ended September 30, 2004 and 2003 are shown below:

	Three months ended September 30,
Research and development expenses	2004	2003
	(in thousands)
Salaries, benefits and taxes	$2,906	$1,891
Laboratory supplies and expenses	1,227	935
Instrument development costs	284	261
Clinical development expenses	882	218
Contracted research costs	340	435
Insurance expense	187	38
All others	733	234
Total research and development expenses	$6,559	$4,012

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

We expect clinical development expenses to be higher in future years as we expand our clinical trials to investigate the effectiveness of our cancer diagnostic products on cancers other than breast cancer and in earlier stages of the disease in breast and other cancers, and as we develop other diagnostic tools for use in diseases such as cardiovascular, inflammatory and infectious diseases and for use in tools for drug development.

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

General and administrative expenses

General and administrative expenses increased by $808,000, or 68.0%, to $2.0 million in the third quarter of 2004 from $1.2 million in 2003. Salary related costs increased by $452,000 in the third quarter of 2004, due principally to increases in personnel throughout the period from October 2003 through September 2004. The full effect of the costs for the personnel hired from October 2003 through September 2004 appear in the third quarter of 2004. We hired additional accounting and administrative personnel in order to prepare for the additional administrative and reporting activities resulting from our transition to a publicly-held company and in preparation for the commercial launch of our initial products, both of which occurred in 2004. Legal fees and insurance expenses increased by $128,000 as a result of increased patent license fees and for the allocated portion of the increase in Directors and Officers liability insurance which increased as a result our completion of our IPO in April 2004. Depreciation expense increased by $79,000 to $371,000 in the third quarter of 2004 from $292,000 in 2003 as a result of an expansion of our manufacturing facility in the second half of 2003 at a cost of $1.5 million in preparation for the commercial launch of our products.

Interest income

Interest income increased by $185,000, or 349.1% to $238,000 in the quarter ended September 30, 2004 from $53,000 in the quarter ended September 30, 2003.  The increase in interest income was primarily a result of an increase in average invested cash balances in 2004. Our increase in invested cash balances resulted from our IPO which provided net cash proceeds of $49.4 million and which was completed on April 21, 2004.

Interest expense

Interest expense decreased by $4,000, or 2.5%, to $153,000 for the third quarter of 2004 from $157,000 for 2003. The decrease was due to lower average debt outstanding in the third quarter of 2004 compared to 2003.

Stock-based compensation expenses

Stock-based compensation expenses were $644,000 and $91,000 for the three months ended September 30, 2004 and 2003, respectively. This increase was due to an increase in the number of options granted to employees and consultants and an increase in the fair value of our common stock as compared to the exercise price at issuance. We recognized these expenses as part of research and development expenses and general and administrative expenses as shown below.

	Three Months Ended September 30,
Stock-based compensation expenses included in:	2004	2003
	(in thousands)
Research and development expenses	$577	$20
General and administrative expenses	67	71
Total stock-based compensation expenses	$644	$91

Income Taxes

We have incurred net operating losses since our inception and have consequently not paid any federal, state or foreign taxes. As of September 30, 2004, we had approximately $84.1 million of net operating loss carryforwards and approximately $2.0 million in research and development tax credit carryforwards available to offset future regular and alternative taxable income. If not utilized, these net operating loss carryforwards and tax credits will begin to expire in 2005. If we do not achieve profitability, our net operating loss carryforwards may be lost. In addition, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in our ownership occur. We are currently not subject to these limitations.

Net loss and net loss per common share

The net loss of $8.3 million in the third quarter of 2004 was $4.0 million, or 91.7%, higher than the loss of $4.3 million in the third quarter of 2003.

At the completion of the Company’s initial public offering on April 21, 2004 approximately 52.1 million preferred shares were converted into 15.5 million shares of common stock.  As the result, the net loss per common share of $0.36 in the third quarter of 2004 was $8.69 per share, or 96.0%, lower than the loss per common share of $9.05 in the third quarter of 2003. Weighted average common shares outstanding during the three months ended September 30, 2004 were approximately 23.0 million compared to 479,000 for the same period in 2003.

Nine months ended September 30, 2004 and 2003

Revenue

We segregate revenue into revenue received from related party and other revenue. Revenue from related party is composed of license and milestone revenue, instrument revenue and other revenue. From August 2000 to September 30, 2004, we earned $5.8 million in license and milestone receipts under our Development Agreement with Veridex and have received $5.0 million as of September 30, 2004. License and milestone receipts have been deferred and amortized on a straight-line basis over the product development period as defined for each specific product. We recognized $4.0 million in license and milestone revenue in the period from August 2000 to December 31, 2003. License and milestone revenue from related party decreased by $1.5 million to $175,000 for the nine months ended September 30, 2004 from $1.7 million for the nine months ended September 30, 2003.

During the first quarter of 2004, we received an additional $500,000 in milestone receipts as a partial receipt of the milestone for commercial readiness for breast cancer monitoring. We will recognize this as revenue over the estimated life of the related product development period which we estimate will end on December 31, 2007.  In the second quarter we initiated a multi-center clinical trial for the monitoring of metastatic colorectal cancer for which we earned a $500,000 milestone payment. This milestone revenue will be recognized over the estimated product development period, which we estimate will end on December 31, 2006.

Also we and Veridex agreed that as of September 30, 2004 we had successfully completed three more development milestones and would be paid $833,000 as a result. They are:

•                  Prostate cancer — feasibility of a large blood volume sample processing method and product concept completed; amount payable to us is $300,000

•                  Tumor cell profiling reagents — product development process approved by the joint Veridex/Immunicon Steering Committee, first product is commercially available, second product completed production readiness review, and proof of principle demonstrated for a third product and associated antibody licensed; amount payable to us is $200,000

•                  Lung cancer: adjuvant prognosis and recurrence monitoring — first patient enrolled in clinical trial associated with this indication; amount payable to us is $333,000.

Veridex paid us $833,000 in October 2004. We will recognize these milestone receipts as revenue over the estimated product development period which we estimate will end on December 31, 2008. As of October 31, 2004 we have received $1,833,000 from Veridex for achieving development related milestones in 2004.

We recognized $144,000 related to milestones in the nine months ended September 30, 2004 under the Veridex Development Agreement.

In August 2003, we sold 80,000 shares of Series F Preferred Stock and entered into a License and Supply Agreement (“License and Supply Agreement”) with another company. We received $400,000 in proceeds for the combined transaction. Because shares of our Series F Preferred Stock were valued at $4.00 per share in a similar transaction, the same value was applied to the shares in this transaction. The amount above the $4.00 per share value of the shares of our Series F Preferred Stock was deemed attributable to the License and Supply Agreement and recorded as deferred license revenue. We recorded this $80,000 premium as deferred license revenue and we are amortizing it into income over the two year period of the exclusive supply arrangement with this company. As of September 30, 2004, the unamortized deferred license revenue related to this arrangement amounted to $34,000, and we recognized revenue of $31,000 and $5,000 related to the arrangement and recorded it as “Revenue from related party” in the consolidated statement of operations for the nine month period ended September 30, 2004 and September 30, 2003, respectively.

We sold an instrument system to Veridex in 2004 and recognized revenue of $103,000 as a portion of instrument revenue from related party.

Other revenue decreased by $279,000 to $32,000 in the nine months ended September 30, 2004, from $311,000 in the same period in 2003. Other revenue consists principally of funds received from government related grants and is expected to fluctuate from year to year.

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
License revenue from related party	$175	$1,729
Instrument revenue from related party	129	—
Other revenue from related party	36	—
Other revenue	32	311
	$372	$2,040

Research and development expenses

Research and development expenses increased by $5.7 million, or by 49.7%, to $17.1 million in the nine months ended September 30, 2004 from $11.4 million in the same period in 2003. Salary and salary-related costs were $7.6 million in this nine months ended September 30, 2004 compared to $5.3 million in comparable period in 2003. This increase of $2.3 million or 44.7% is due principally to higher staff levels necessary to complete the development of certain instrument platforms and to complete the development of our initial cancer monitoring test.  We hired additional personnel throughout 2003 and during the first half of 2004 to prepare for the commercial launch of our initial products, increased clinical development to expand applications of our cancer diagnostic technology and increases in research personnel to expand uses of our technology beyond cancer to other disease states, as well as higher stock-based compensation expenses recognized in 2004. The portion of stock-based compensation expenses recognized as part of research and development salaries was $1.0 million in the nine months ended September 30, 2004 compared to $50,000 in 2003.

Laboratory supplies and expenses were $3.6 million, or $1.9 million higher, in 2004 than in 2003. This increase was related principally to preparation for the launch of our initial cancer diagnostic products especially for prototype instruments for testing and training purposes and reagent development expenses. We also continued to invest in the development of other applications of our technology in areas both within and outside the field of cancer diagnostics.

Instrument development costs decreased by $883,000 to $607,000 in the nine month period ended September 30, 2004 from $1.5 million in the prior year period. The principal development work on our CellTracks AutoPrep System and our associated CellSpotter Analyzer was completed by mid-2003 and costs associated with development of the instruments declined thereafter. However, we continue to invest in improvements to our instrument platforms for future versions of our CellTracks AutoPrep System and our associated CellSpotter Analyzer. We anticipate that we will continue to engage in instrument system improvement activities for the remainder of 2004 and beyond. Therefore, it is likely that instrument development costs will fluctuate in future periods.

Clinical trial expenses increased in the nine months ended September 30, 2004 by $1.1 million to $1.8 million from $633,000 in 2003 as we expanded our clinical development program beyond our initial pivotal clinical trial for breast cancer monitoring. In June 2004 we initiated a clinical trial for the monitoring of metastatic colorectal cancer and in the third quarter of 2004 we initiated a pilot study to monitor recurrence of lung cancer.  The majority of effort and costs incurred in this area in 2003 was related to data analysis and preparation of the associated regulatory filing with the FDA which were not as costly as efforts to accrue patients and manage the initial multi-centered trial for the breast cancer test. We anticipate increasing our clinical trial expenditures in the remainder of 2004 and beyond in order to expand the uses of our technology to other cancers and to earlier stages of the disease.

Insurance expenses increased by $324,000 principally related to allocated costs of Directors and Officers liability insurance which increased as a result our completion of our IPO in April 2004.

Contracted research costs were $170,000 lower in 2004 than in 2003. We increased our efforts in this area in 2003 to help with certain validation activities related to preparing our manufacturing processes for initial product launch.

A summary of the principal components of our research and development costs for the nine months ended September 30, 2004 and 2003 are shown below:

	Nine months ended September 30,
Research and development expenses	2004	2003
	(in thousands)
Salaries, benefits and taxes	$7,602	$5,253
Laboratory supplies and expenses	3,600	1,660
Instrument development costs	607	1,490
Clinical trial expenses	1,762	633
Contracted research costs	1,122	1,292
Insurance expense	421	97
All others	2,028	1,029
Total research and development expenses	$17,142	$11,454

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

We expect clinical development expenses to be higher in future years as we expand our clinical trials to investigate the effectiveness of our cancer diagnostic products on cancers other than breast cancer and in earlier stages of the disease in breast and other cancers, and as we develop other diagnostic tools for use in diseases such as cardiovascular and infectious diseases and for use in tools for drug development.

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

General and administrative expenses

General and administrative expenses increased by $2.0 million, or 63.6%, to $5.2 million in the nine months ended September 30, 2004 from $3.2 million in 2003. Salary related costs increased by $1.0 million in 2004 due principally to increases in personnel in the second half of 2003 and the first nine months of 2004. We hired additional accounting and administrative personnel in order to prepare for the additional administrative and reporting activities resulting from our transition to a publicly-held company and in preparation for the commercial launch of our initial products. Legal fees and insurance expenses increased by $428,000 as a result of increased patent license fees and for the allocated portion of the increase in Directors and Officers liability insurance which increased as a result our completion of our IPO in April 2004.

Depreciation expense increased by $238,000 to $1.1 million in the nine months ended September 2004 from $814,000 in 2003 as a result of an expansion of our manufacturing facility in 2003 at a cost of $1.5 million in preparation for the commercial launch of our products.

Other income from related party

In fiscal 2003 the Company sold all of its rights to a trademark to Johnson & Johnson, Inc. for $250,000 and recorded it as Other Income from Related party on the consolidated statement of operations.

Interest income

Interest income increased by $289,000 or 170.0% in the nine months ended September 30, 2004 to $459,000 from $170,000 in 2003. The increase in interest income was primarily a result of an increase in average invested cash balances in 2004. Our increase in invested cash balances resulted from our IPO which provided net cash proceeds of $49.4 million and which was completed on April 21, 2004.

Interest expense

Interest expense increased by $75,000, or 18.3%, to $484,000 in 2004 from $409,000 in 2003. The slight increase was due to higher average debt outstanding in 2004 compared to 2003, principally due to the additional $7.0 million equipment line of credit that we entered into in April 2003.

Stock-based compensation expenses

Stock-based compensation expenses were $1.3 million and $221,000 for the nine months ended September 30, 2004 and 2003, respectively. This increase was due to an increase in the number of options granted to employees and consultants and an increase in the fair value of our common stock as compared to the exercise price at issuance. We recognized these expenses as part of research and development expenses and general and administrative expenses as shown below.

	Nine Months Ended September 30,
Stock-based compensation expenses included in:	2004	2003
	(in thousands)
Research and development expenses	$1,039	$50
General and administrative expenses	282	171
	$1,321	$221

Income Taxes

We have incurred net operating losses since our inception and have consequently not paid any federal, state or foreign taxes. As of September 30, 2004, we had approximately $84.1 million of net operating loss carryforwards and approximately $2.0 million in research and development tax credit carryforwards available to offset future regular and alternative taxable income. If not utilized, these net operating loss carryforwards and tax credits will begin to expire in 2005. If we do not achieve profitability, our net operating loss carryforwards may be lost. In addition, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in our ownership occur. We are currently not subject to these limitations.

Net loss and net loss per common share

The net loss of $22.0 million in the nine months ended September 30, 2004 was $9.4 million, or 74.8%, higher than the loss of $12.6 million in the 2003 period.

At the completion on April 21, 2004 of our IPO, approximately 52.1 million preferred shares were converted into 15.5 million shares of common stock.  As the result, the net loss per common share of $1.56 in the nine months ended September 30, 2004 was $25.83 per share, or 94.3%, lower than the loss per common share of $27.39 in the first nine months of 2003. Weighted average common shares outstanding during the nine months ended September 30, 2004 were approximately 14.1 million compared to 460,000 for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company. We have financed our operations since inception through private equity and debt financings, license and milestone revenues from corporate collaborations, capital equipment and leasehold financing, government grants and interest earned on cash and investments. Since our inception, we have generated net losses of $85.6 million from operations.

Cash and short term investments increased by $29.1 million in the nine month period ended September 30, 2004 to $59.7 million from $30.6 million as of December 31, 2003, principally due to the completion of our IPO on April 21, 2004.  The proceeds to the Company from the IPO were $49.4 million, net of fees and expenses.

We used $17.5 million in our operating activities in the nine months ended September 30, 2004 compared to $11.0 million in same period in 2003 and $72.9 million from inception through September 30, 2004.  Our operating activities during these periods consisted principally of research and development efforts and the conduct of clinical trials.

We used cash of $26.4 million in our investing activities in the nine months ended September 30, 2004. We purchased $25.3 million in short term investments and spent $1.6 million on capital expenditures. Our investing activities provided cash of $1.2 million in 2003 as a result of the maturity of $3 million of investments which was offset by $1.8 million in capital expenditures.  We have used $34.5 million in investing activities from inception, resulting principally from the net investment of $25.2 million in short term investments which have been offset by purchases of $9.3 million of property and equipment.

We generated cash of $48.8 million from our financing activities in the nine months ended September 30, 2004, $27.6 million in the same period in 2003 and $143.0 million from inception.  On April 21, 2004, we completed our IPO.  In the IPO, we sold 6.9 million shares of our common stock at $8.00 per share. We raised a total of $49.4 million, net of fees and expenses.  In connection with the IPO, we incurred costs totaling $1.9 million and paid these expenses in the current year.  All of the shares were sold by us.  The net proceeds from the IPO will be used for product commercialization, including manufacturing, and for clinical trials, research and development, capital expenditures, and working capital and other general corporate purposes.  Our common stock trades on The Nasdaq National Market System under the symbol “IMMC.”  We had proceeds from new borrowings of $1.5 million and made principal payments of $2.7 million in the nine months ended September 30, 2004 as compared to proceeds from new borrowings of $4.9 million and principal payments of $2.3 million in the nine months ended September 30, 2003.  From inception to September 30, 2004 we have raised $53.0 million from the sale of our common stock, including our IPO, $1.5 million from the sale of 10,000 shares of our common stock to three investors in 1984 and $85.1 million, net of issuance costs of $2.1 million, from the sale of our preferred stock.

Since March 1999, we have also borrowed $17.1 million through equipment lines of credit and have received $5.0 million in milestone receipts from Veridex. Our liquidity requirements are the result primarily of research and development and other operating expenditures, capital equipment expenditures and payments on outstanding indebtedness. Sales of our common and preferred stock, including the IPO, were as follows:

Summary of all sales of common and convertible preferred stock	Year(s)	Number of shares	Price per share	Net proceeds (in thousands)	Equivalent common shares
Initial sale of common stock (private)	1984	10,000	$150.00	$1,500	10,000
Convertible preferred stock
Series A	1988	36,350	10.00	364	669,343
Series B	1989	30,000	10.00	300	236,952
Series C	1990	30,000	10.00	300	296,016
Series D	1999, 2004	33,971,098	0.32	10,829	2,264,744
Series E	2000	4,588,612	4.74	21,612	3,059,083
Series F	2001, 2003	13,454,500	4.00	51,942	8,969,677

Initial public offering	2004	6,900,000	8.00	49,400	6,900,000
				$136,247	22,405,815

As of September 30, 2004, we did not have any off balance sheet financing arrangements.

                The following table summarizes our contractual obligations and related interest charges on lines of credit at September 30, 2004 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due in
Contractual obligations	Total	2004	2005 and 2006	2007 and 2008	After 2008
	(in thousands)
Lines of credit	$6,779	$1,101	$5,255	$420	$3
Operating leases	4,535	182	1,482	1,507	1,364
Open purchase order commitments (1)	5,223	5,223	—	—	—
Total contractual obligations	$16,537	$6,506	$6,737	$1,927	$1,367

(1)                                  The amounts included in open purchase order commitments are subject to performance under the purchase order by the supplier of the goods or services and do not become our obligation until such performance is rendered.  The amount shown is principally for the purchase of materials for our instrument platforms, which we anticipate will be sold by us to customers and for various items such as contingent patient accrual commitments related to our clinical trials. Most patient accrual costs are payable only after successful completion of patient accrual.

We also have contingent obligations for research and development and clinical trial expenditures under our Development Agreement with Veridex.  Specifically, we must pay the first $5.0 million in clinical trial costs for the first cellular analysis product for general population screening for a major cancer, and Veridex is responsible for the next $5.0 million of such clinical trial costs. We have agreed to negotiate in good faith for the allocation of costs in excess of $10.0 million. As of September 30, 2004 we have not incurred any costs related to clinical trials for a product for general population screening, and we do not anticipate spending any funds on clinical trials toward such a product through 2004.

In addition, if we achieve certain levels of sales of our reagents we may receive up to an additional $10.0 million in milestone payments from Veridex, although we do not expect to receive any milestone payments related to sales goals until at least 2007.

The Development Agreement with Veridex provides for a total of up to $10.5 million in non-refundable license and milestone payments related to research and development activities including up to $1.5 million for the initial license and up to $9.0 million related to the completion of certain instrument and clinical trial milestones. We have earned $5.8 million of these milestone payments and have received $5.0 million as of September 30, 2004. We expect to earn the remaining $4.7 million over the next three to five years.

The following table summarizes certain information pertaining to these potential future milestone payments.

Milestone	Payment criteria	Target Date	Amount
Commercial readiness for breast cancer therapy monitoring	• Steering committee approves product release for sale of an FDA-approved breast cancer therapy monitoring system	None	1,500,000 (1)
Metastatic colorectal or prostate cancer monitoring	• First patient enrolled in clinical trial	6/30/04	500,000 (2) Completed 6/30/04
	• Steering committee approves regulatory submission	11/30/05	500,000
Prostate cancer	• Feasibility of large blood volume sample processing method demonstrated and product concept proposed	9/30/04	300,000 (3) Completed 9/30/04
	• First patient enrolled in companion biopsy clinical trial	6/30/05	333,000
	• Steering committee approves regulatory submission	12/31/07	500,000
Lung cancer: adjuvant prognosis and recurrence monitoring	• First patient enrolled in clinical trial	10/31/04	333,000 (3) Completed 9/30/04
	• Steering committee approves progress and data review for clinical trial after significant percentage of patients properly enrolled	3/31/06	250,000
	• Steering committee approves regulatory submission	12/31/07	500,000
Colorectal cancer: adjuvant prognosis and recurrence monitoring	• First patient enrolled in clinical trial	1/31/05	334,000
	• Steering committee approves progress and data review for clinical trial after significant percentage of patients properly enrolled	6/30/06	250,000
Tumor cell profiling reagents	• Steering committee approves regulatory submission	12/31/07	500,000

•      Steering committee approves product development process, first product commercially available, third product completes production readiness review, and third product demonstrates proof of principle and acquired antibody

		9/30/04	200,000 (3) Completed 9/30/04
Large volume sample processor	• Steering committee approves commercial readiness	7/31/06	500,000

(1)          $500,000 of the $1,500,000 milestone payment pertaining to breast cancer therapy monitoring was paid to us by Veridex in February 2004 pursuant to Veridex’s receipt of 510(k) clearance from the FDA in January 2004 for use of the CellSearch Circulating Tumor Cell Kit. The remaining $1,000,000 would become payable upon successful introduction of the CellTracks Analyzer II as determined by the Steering Committee.  In addition, we and Veridex agreed in November 2003 that there would be no target date for completion of this milestone and that in lieu of a target date, Veridex would only be obligated to pay us 30.5% of net sales for the cell analysis products related to this specific milestone for the term of this agreement, instead of 31% of net sales for such products. The Company will continue to receive 31% for all other products.

(2)          We initiated a multi-center clinical trial for the monitoring of metastatic colorectal cancer.  The initiation of this trial completed a milestone in our Development Agreement with Veridex for which we earned a $500,000 milestone payment.  This milestone payment will be recognized over the trial period, which we estimate will end on December 31, 2006.

(3)          In September 2004, we and Veridex have agreed that Immunicon has successfully completed three development milestones as of September 30, 2004 totaling $833,000. The total of $833,000 was paid to us in October 2004.

i.                       Prostate cancer — feasibility of a large blood volume sample processing method and product concept completed; amount payable to the Company is $300,000

ii.                    Tumor cell profiling reagents — product development process approved by the joint Veridex/Immunicon Steering Committee, first product ready to be made commercially available, third product completed production readiness review, and proof of principle for a third product demonstrated and associated antibody licensed; amount payable to the Company is $200,000

iii.                 Lung cancer: adjuvant prognosis and recurrence monitoring — first patient enrolled in clinical trial associated with this indication; amount of milestone payable to the Company is $333,000.

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

If we do not successfully complete the criteria as defined for a given future milestone, we will not receive the applicable milestone payment. If we do not successfully complete the criteria as defined by the target date for a given milestone, we will continue to be entitled to receive the milestone payment in the future upon successful completion of the criteria. However, Veridex’s obligation to pay us a percentage of the net sales for the cell analysis product to which the milestone relates would be reduced by 0.5% for the ten-year period beginning with the shipment for commercial sale of the first product resulting from this agreement. In no event, however, would reductions due to missed target dates reduce our proportionate percentage share of net sales that we would otherwise be entitled to receive from Veridex for sales of all cell analysis products by Veridex under this Development Agreement by more than 0.5% in the aggregate.

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

On October 22, 2004, we entered into a $12 million extension to its existing line of credit with Silicon Valley Bank (“SVB”) and amended certain terms of the credit agreement (the “SVB Amendment”).  The loan is secured by a first-priority security interest in all of our assets except for our intangible intellectual property and the assets pledged under the equipment line of credit with General Electric Capital Corporation (“GE”) described below.  Borrowings under this extension bear interest at a per annum rate of 0.5% above the prime lending rate.  Interest accrues from the date of each equipment advance and is payable on a monthly basis in 48 equal monthly installments.  However, upon the occurrence of any event of default, SVB may accelerate and declare all or any portion of the Company’s obligations to SVB immediately due and payable.

The SVB Amendment also contains certain covenants that require us to, among other things, maintain a certain level of earnings or loss before interest, taxes, depreciation and amortization, maintain a minimum amount of our available funds on deposit with SVB and deliver periodic financial statements and reports within a prescribed timeframe.  The Company also agreed to restrict our ability to among other things, dispose of property (including intellectual property), change our business, ownership, management or business locations, merge with or acquire certain other entities, create or incur certain liens or encumbrances on any of its property, incur or amend the terms of certain indebtedness, engage in transactions with affiliates, declare or pay certain dividends or redeem, retire or purchase shares of any capital stock.

In October, 2004, the Company extended our existing equipment line of credit with GE by $5 million but did not otherwise amend the terms of this line of credit, except for the applicable rate of interest and repayment period.  Interest on this line of credit ranges from 8.65% to 9.25% and is repayable over 36 to 60 months. However, upon the occurrence of any event of default, GE may accelerate and declare all or any portion of its obligations to GE immediately due and payable.  This line of credit is secured by a first priority security interest on the assets specifically pledged under the line of credit and a second priority security interest on all other assets except for our intangible intellectual property.

The equipment line of credit with GE also contains certain covenants, which require us to, among other things, deliver periodic financial statements and reports within a prescribed timeframe and maintain and preserve the collateral; and which restricts our ability to, among other things, dispose of the collateral or creates or incurs certain liens or encumbrances on the collateral.

As of October 3, 2004, we had $17 million in available borrowing capability under these equipment lines of credit.

Based on our operating plans, we believe that our available cash including the net proceeds from our IPO will be sufficient to finance operations and capital expenditures until at least December 31, 2005.  Our future capital requirements include, but are not limited to, supporting our research and development efforts and our clinical trials, although we are not obligated to meet any absolute minimum dollar spending requirements under our current operating agreements. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities, our clinical trials and capital requirements related to our commercialization efforts. We had $59.7 million in cash on hand and short term investments, as well as $17.0 million in available lines of credit as of September 30, 2004.  We plan to use the proceeds from the IPO, our cash on hand and our available lines of credit to continue to develop our cancer diagnostic products beyond breast cancer to other types of solid tissue cancers as well as to explore the uses of our technology in earlier stages of the cancer disease process. Also, we plan to explore development of uses for our technology outside of cancer such as in cardiovascular disease. We plan to use the proceeds from the IPO, anticipated funds generated from the sales of our products as well as additional equity or debt-related offerings to finance our future development efforts. We may not be successful in generating sufficient product sales or raising sufficient funds from the sale of equity or debt securities to support the research and development expenses necessary to expand the uses of the technology into other cancers and in non-cancer diseases. In addition, if we are unsuccessful in our product development efforts, additional financing may not be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may elect to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could harm our financial condition and operating results.

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

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. . In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements of

EITF 03-1 are effective beginning with the Company’s fiscal 2004 annual report. Once the FASB reaches a final decision on the measurement and recognition provisions, the company will evaluate the impact of the adoption of EITF 03-1.

FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to other information contained in this report  you should carefully consider the following factors in evaluating our company. Any of the following factors could materially and adversely affect our business, financial position and results of operations.

RISKS RELATING TO OUR BUSINESS

We have a history of operating losses, expect to continue to incur substantial losses, and might never achieve or maintain profitability.

We are a development stage company with limited operating history. We have incurred significant net losses since we began operations in 1983.  As of September 30, 2004, we had a deficit accumulated during our development stage of $85.6 million.  For the nine months ended September 30, 2004 and 2003 we had net losses of $22.0 million and $12.6 million, respectively.  These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative expenses. Because our operating expenses are likely to increase significantly in the near term, we will need to generate significant additional revenue to achieve profitability. We do not expect to have any significant operating revenue from the sales of our products until at least 2005, and we expect our losses to continue to increase as a result of ongoing research and development and clinical trial expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development efforts, market acceptance and uncertainties concerning the success of sales efforts by us and Veridex, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

If our relationship with Veridex is terminated, we may be unable to continue to commercialize effectively certain of our products based on our technologies in the field of cancer.

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

The products based on our technologies are generally regulated as medical devices by the FDA and comparable agencies of other countries. In particular, FDA regulations govern, among other things, the activities that we and Veridex perform, including product development, product testing, product labeling, product storage, pre-market notification clearance (or 510(k)) or pre-market approval (or PMA), manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution.

Most of the products that we plan to develop and commercialize in the US will require either 510(k) clearance, or PMA approval from the FDA prior to marketing. The 510(k) clearance process usually takes from two to twelve months from submission, but can take longer. The PMA process is much more costly, lengthy, uncertain and generally takes from one to two years or longer from submission.

All of the products that we or Veridex intend to submit for FDA clearance or approval will be subject to substantial restrictions, including, among other things, restrictions on the indications for which we and Veridex may market these products, which could result in lower revenues. The marketing claims we and Veridex will be permitted to make in labeling or advertising regarding our cancer diagnostic products, if cleared or approved by the FDA, will be limited to those specified in any clearance or approval. We expect that initially many of these products will be limited to research use only (or RUO). In addition, both we and Veridex are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. If the FDA finds that we or Veridex have failed to comply with these requirements, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions, including:

•                                          fines, injunctions and civil penalties;

•                                          recall or seizure of our products or Veridex’s products;

•                                          operating restrictions, partial suspension or total shutdown of production;

•                                          denial of requests for 510(k) clearances or PMAs of product candidates;

•                                          withdrawal of 510(k) clearances already granted;

•                                          disgorgement of profits; and

•                                          criminal prosecution.

Any of these enforcement actions could affect our ability or Veridex’s ability to commercially distribute our products in the U.S. and may also harm our ability to conduct the clinical trials necessary to support the marketing, clearance or approval of these products.

If the third-party manufacturers we rely on either refuse or are unable to successfully manufacture certain of our products, we may be unable to commercialize these products.

We have limited commercial manufacturing experience and capabilities. We currently assemble or perform final assembly, test and release the CellSpotter and CellTracks AutoPrep System, as well as bulk reagents and other associated products used with the CellTracks AutoPrep System, at our facility located in Huntingdon Valley, Pennsylvania. We currently have adequate manufacturing capacity to meet anticipated demand for 2004 and 2005. However, in order to meet anticipated demand thereafter, we will have to expand our manufacturing processes and facilities or increase our reliance on third-party manufacturers. Under our agreement with Veridex, we might be required to establish a third manufacturing facility or qualify a contract manufacturer in the future. We might encounter difficulties in expanding our manufacturing processes and facilities or in expanding our relationships with third-party manufacturers and might be unsuccessful in overcoming these difficulties. In that event, our ability to meet product demand could be impaired or delayed.

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

The majority of the sales of our products and Veridex’s products based on our technologies in the US and other markets will depend, in large part, on the availability of adequate reimbursement to users of these products from government insurance plans, including Medicare and Medicaid in the US, managed care organizations, private insurance plans and other third-party payors. Because these products have only recently been commercially introduced, third-party payors have no history of reimbursing for the cost of these products. Third-party payors are often reluctant to reimburse healthcare providers for the use of medical diagnostic products incorporating new technology. In addition, third-party payors are increasingly limiting reimbursement coverage for medical diagnostic products and, in many instances, are exerting pressure on medical products suppliers to reduce their prices. Consequently, third-party reimbursement might not be consistently available or adequate to cover the cost of our products. This could limit our ability or Veridex’s ability to sell these products or cause the prices of these products to be reduced, which would adversely affect our operating results.

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

The completion of clinical trials of our products may be delayed by many other factors, including the rate of enrollment of patients. Neither we nor any third-party clinical investigators and clinical research organizations can control the rate of patient enrollment, and this rate might not be consistent with our expectations or sufficient to enable clinical trials of our products to be completed in a timely manner or to be completed at all. In addition, regulatory authorities might not permit us to undertake additional clinical trials for one or more of these products. If we suffer any significant delays, setbacks or negative results in, or termination of, clinical trials for our products, we may be unable to generate product sales from these products in the future.

If we lose key management or scientific personnel, scientific collaborators or other advisors, our business would suffer.

Our success depends, in large part, on the efforts and abilities of Edward L. Erickson, who is our Chairman, President and Chief Executive Officer, Byron D. Hewett, who is our Chief Operating Officer and General Manager, Cancer Products, Leon W.M.M. Terstappen, who is our Senior Vice President of Research and Development and Chief Scientific Officer, and James G. Murphy, who is our Senior Vice President of Finance and Administration and Chief Financial Officer, as well as the other members of our senior management and our scientific and technical personnel. Given that the pool of individuals with relevant experience in biotechnology and diagnostic products in particular is limited, it would be costly and time-consuming to replace any of our senior management or scientific personnel. Although we maintain key-person life insurance on Mr. Erickson and Dr. Terstappen, we do not maintain key-person life insurance on any of our other officers, employees or consultants.  We also depend on our scientific collaborators and other advisors, particularly with respect to our research and development efforts. If we lose the services of one or more of our key officers, employees or consultants, or are unable to retain the services of our scientific collaborators and other advisors, our research and development and product development efforts could be delayed or curtailed.

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

Several raw materials used in the manufacturing of our reagent products used in several of our platforms and instruments currently are available only from a limited number of suppliers. We acquire all of these raw materials on a purchase-order basis, which means that the supplier is not required to supply us with specified quantities of these raw materials over a certain period of time or to set aside part of its inventory for our forecasted requirements. Additionally, for certain of these raw materials, we have not arranged for alternative suppliers, and it might be difficult to find alternative suppliers in a timely manner and on terms acceptable to us. Consequently, as we continue our commercialization efforts, if we do not forecast properly, or if our suppliers are unable or unwilling to supply us in sufficient quantities or on commercially acceptable terms, we might not have access to sufficient quantities of these raw materials on a timely basis and might not be able to satisfy product demand.

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

To improve our competitive position, we believe that we will need to develop new products as well as improve our existing instruments, reagents and ancillary products. Improvements in automation and throughput (the number of tests that can be performed in a specified period of time) of our products will be important to the competitive position of our products as we market to a broader, perhaps less technically proficient, group of customers. Our ability to develop new products and make improvements in our products may face difficult technological challenges leading to development delays. For example, we had experienced delays in connection with the development of our CellTracks Analyzer cell analysis instrument for use in cancer diagnostic testing. These delays were the result of technical problems associated with reliability of the system to detect cancer cells. In response, we are implementing enhancements to our CellSpotter Analyzer, such as adding the ability to detect and evaluate cellular markers using analyte specific reagents, or ASRs. We are also continuing to develop our analyzer platforms further because we believe that some of the planned features, such as the ability to quantify cellular markers using ASRs, may be required to address future potential research and clinical applications and to remain competitive. If we are unable to successfully complete development of new products or if we are unable to successfully complete the planned enhancements to our products, in each case without significant delays, our future competitive position may be adversely affected.

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

We have obtained patents in the US and in foreign countries relating to many of the technologies that are the basis of our products, such as the basic technologies relating to the separation and isolation of cells for the detection of cancer and the various aspects of the reagents, methods and instrument platforms that we are commercializing or plan to commercialize. In addition, we maintain trade secrets, especially where we believe patent protection is not appropriate or obtainable, on various aspects of our technologies and that we do not wish to become publicly known. However, obtaining, defending and enforcing our patents and other intellectual property rights involve complex legal and factual questions. For example, many of our key patents relating to our basic technologies for the separation and isolation of cells for the detection of cancer contain claims covering our processes for manufacturing and using our magnetic separation particles, or ferrofluids. If a competitor were to practice or use these processes without our knowledge or consent, these patents may be particularly difficult to defend or enforce because it may not be apparent from examination of the competitor’s products that the competitor is using our patented processes. In particular, if we were not able successfully to defend or enforce our patents that cover our ferrofluids, which are utilized as a key component of our CellTracks AutoPrep System, competitors could more easily produce systems that might be able to perform separation of Circulating Tumor Cells (“CTCs”) from blood samples in a manner substantially equivalent to our CellTracks AutoPrep System without compensating us, resulting in substantial damage to our business.

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

We have exclusively in-licensed significant intellectual property, including patents and know-how, related to our cell analysis instrumentation and cell isolation and enrichment products. In April 1997 we entered into a license agreement with the University of Twente, or Twente, under which we were granted exclusive rights to technology developed at Twente relating to optical analysis of particles similar to cells and cell particles. This technology and the underlying patents and know-how contribute significantly to our cell analysis platforms. This agreement will terminate upon the later of April 2007 or the expiration date of the last to expire of the patents licensed under this agreement. In addition, Twente may unilaterally terminate this agreement if we are in material breach or if we become bankrupt or insolvent. Twente also may unilaterally terminate the license granted under this agreement if we do not maintain sufficient general and product liability insurance coverage once we have begun clinical trials and commercialization of our products. In June 2004, we entered into an addendum to our license agreement with Twente, and with STW, a research funding agency of the Dutch government.  Under the modified agreement, STW will provide Twente with up to approximately one million dollars toward developing an affordable and portable instrument to monitor patients with HIV.  This instrument represents an additional application of our existing technology, specifically the CellTracks EasyCount system, and in consideration for our contribution of “in kind” research effort toward the project including personnel, equipment and supplies we will have rights to commercialize products that result from this agreement.  In addition, in September 1999, we entered into a license agreement with the University of Texas, or Texas, under which we were granted exclusive rights to technology, including patents and know-how, which we developed in collaboration with Texas, relating to the isolation, enrichment and characterization of circulating epithelial cells. Epithelial cells are cells that cover external and internal body surfaces and give rise to the majority of solid tumors. This technology and the underlying patents and know-how contribute significantly to our cell analysis products in the field of cancer diagnostics. We are responsible for making royalty payments of 1% of our sales of reagents incorporating the intellectual property licensed to us under this agreement. This agreement terminates when all of Texas’s rights to the licensed technologies expire. In addition, Texas also may unilaterally terminate this agreement if we are in material breach or become bankrupt or insolvent. Texas also may unilaterally terminate the license granted under this agreement, or the exclusivity of such license, in any national political jurisdiction if we fail to provide written evidence satisfactory to Texas, within 90 days of receiving written notice from Texas that it intends to terminate this license, that we or our sublicensees have commercialized or are actively attempting to commercialize a licensed invention in these jurisdictions. In addition, in July 2002, we entered into a license agreement with Streck Laboratories, Inc., or Streck. Under this agreement, Streck granted to us a non-exclusive, worldwide, royalty-bearing license to practice certain of Streck’s cell preservative technology, including patents and know-how, for the research, development, manufacture and sale of our CellSave Preservative Tube to test for the presence of epithelial cells or CTCs in a sample of fluid from a patient. This agreement will terminate upon the expiration date of the last to expire of the patents licensed under this agreement. In addition, either party also may terminate this agreement if the other party is in material breach or becomes involved in financial difficulties, including bankruptcy and insolvency.

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

We are developing products designed to identify and characterize additional types of cells other than CTCs and epithelial cells, such as endothelial cells. We also plan to develop cell profile products using reagents that are fluorescently tagged antibodies designed to characterize target cells, which are classified by the FDA as analyte specific reagents, or ASRs. ASRs can be used in research as an aid in evaluating new therapies in clinical trials, and we plan to develop a family of ASRs for profiling of each rare cell type of interest. However, many, if not all, of the target-specific and other reagents, including antibodies, that we ultimately may use in the development and commercialization of these future cell profile products and in our future products for identifying additional types of cells may be protected by patent and other intellectual property rights owned by third parties. If we are unable to obtain rights to use this third party intellectual property under commercially reasonable terms, or at all, we may be unable to develop these products, and this could harm our ability to expand our commercial products offerings and to generate additional revenue from these products.

RISKS RELATING TO OUR COMMON STOCK

If our principal stockholders, executive officers and directors choose to act together, they may be able to control our management and operations.

Our executive officers, directors and principal stockholders, and entities affiliated with them, beneficially owned in the aggregate approximately 39% of our common stock as of immediately following the completion of our IPO. This significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

The future sale of our common stock and the exercise of outstanding options and warrants could negatively affect our stock price and cause dilution.

Substantially all of the shares of our common stock outstanding are available for public sale, subject in some cases to volume, manner of sale and other limitations imposed under the securities laws.  If our common stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall.  Immediately following the completion of our IPO, the holders of approximately 14,597,151 shares of our common stock, the holders of options to purchase 55,334 shares of our common stock and the holders of warrants to purchase 182,017 shares of our common stock maintained rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Furthermore, if we were to include in a company-initiated registration statement shares held by those holders pursuant to the exercise of their registrations rights, the sale of those shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.  In addition, we will need to raise substantial additional capital in the future to fund our operations. If we raise additional funds by issuing equity securities, our stock price may decline and our existing stockholders may experience significant dilution.

As of September 30, 2004, options to purchase 2,827,939 shares of our common stock and warrants to purchase 99,566 shares of our common stock were outstanding.  A total of 2,927,905 of the outstanding options and warrants are “in the money” and exercisable as of September 30, 2004. “In the money” means that the current market price of the common stock is above the exercise price of the shares subject to the warrant or option.  The issuance of common stock upon the exercise of these options and warrants could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

If the price and volume of our common stock experience fluctuations, this could lead to costly litigation for us.

Because we are a development-stage company with limited operating history and operate within the medical devices and diagnostic products segments of the pharmaceutical and biotechnology industries, our stock price is likely to be volatile. The market price of our common stock may fluctuate substantially due to a variety of factors, including:

•                  results of our clinical trials related to developing multiple indications for our cancer diagnostic products, such as those related to colorectal, lung or other solid tissue cancers, or expanding the applications of our technologies to fields of medicine other than cancer, such as cardiovascular and infectious diseases;

•                  changes in reimbursement policies concerning the diagnostic products that we or our competitors offer;

•                  media reports and publications and announcements about cancer or diagnostic products or new cancer treatments or innovations that could compete with our products;

•                  announcements concerning our competitors or the medical devices and diagnostic products segments in general;

•                  new regulatory pronouncements, changes in regulatory guidelines, such as adverse changes in reimbursement for cancer diagnostic products, and timing of regulatory approvals concerning the products in our pipeline;

•                  market conditions or trends related to the medical diagnostics and biotechnology industries or the market in general;

•                  additions to or departures of our key personnel, in particular, the loss of Edward L. Erickson, our Chief Executive Officer, Byron D. Hewett, our Chief Operating Officer, Leon W.M.M. Terstappen, our Chief Scientific Officer, and James G. Murphy, our Chief Financial Officer;

•                  disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•                  changes in financial estimates or recommendations by securities analysts;

•                  variations in our quarterly financial and operating results; and

•                  changes in accounting principles.

The market prices of the securities of biotechnology and diagnostic companies, particularly companies like ours without consistent product revenues and earnings, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. Moreover, market prices for stocks of biotechnology-related companies, particularly following an initial public offering, frequently reach levels that bear no relationship to the operating performance of these companies. These market prices generally are not sustainable and are highly volatile. In the past, companies that experience volatility in the market price of their securities have often faced securities class action litigation. Whether or not meritorious, litigation brought against us could result in substantial costs, divert our management’s attention and resources and harm our ability to grow our business.

Anti-takeover provisions in our certificate of incorporation and bylaws and under Delaware law could inhibit a change in control or a change in management that holders of our common stock consider favorable.

Provisions in our certificate of incorporation and bylaws could delay or prevent a change of control or change in management that would provide holders of our common stock with a premium to the market price of our common stock. These provisions include those:

•                  authorizing the issuance without further approval of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•                  prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•                  limiting the ability to remove directors;

•                  limiting the ability of stockholders to call special meetings of stockholders;

•                  prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of stockholders; and

•                  establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by our board of directors. These provisions and others could make it difficult for a third party to acquire us, or for members of our board of directors to be replaced, even if doing so would be beneficial to our stockholders. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace the current management team. If a change of control or change in management is delayed or prevented, holders of our common stock may lose an opportunity to realize a premium on their shares of common stock or the market price of our common stock could decline.

We do not expect to pay dividends in the foreseeable future. As a result, holders of our common stock must rely on stock appreciation for any return on their investment.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Certain of our existing credit agreements prohibit the payment of cash dividends without lender consent. Any payment of cash dividends will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock. Furthermore, we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not believe that we have material exposure to interest rate, foreign currency exchange rate or other relevant market risks.  We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, cash equivalents, and short-term investments, accounts payable and long-term obligations. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents. We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Change in internal control over financial reporting. No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 6.                    Exhibits

             (b)

10.1	Amended and Restated Loan and Security Agreement entered into on October 22, 2004, among Immunicon Corporation, its subsidiaries and Silicon Valley Bank.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNICON CORPORATION

Date:	November 12, 2004	By:	EDWARD L ERICKSON
Edward L. Erickson
Chairman of the Board, President and
Chief Executive Officer

Date:	November 12, 2004	By:	JAMES G. MURPHY
James G. Murphy
Senior Vice President, Finance and Administration,
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Number	Description
10.1	Amended and Restated Loan and Security Agreement entered into on October 22, 2004, among Immunicon Corporation, its subsidiaries and Silicon Valley Bank.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Edward L. Erickson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of James G. Murphy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.