Form 10-K
period 2004-12-31
IMMUNICON CORP
filed 2005-03-29
CIK 1083132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number

IMMUNICON CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-2269490
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3401 Masons Mill Road, Suite 100 Huntingdon Valley, Pennsylvania	19006
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 830-0777

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by nonaffiliates of the registrant, as of January 31, 2005, was approximately $120.9 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq National Market on January 31, 2005. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and executive officers.

The number of shares of the registrant’s Common Stock outstanding as of January 31, 2005 was 23,204,300.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the definitive proxy statement for the registrant’s 2005 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

The information contained in this Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often preceded by words such as “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “assume,” “will” and similar expressions. We caution investors not to place undue reliance on the forward-looking statements contained in this report. Forward-looking statements included in this report relate to financing and capital needs and resources, product development, our relationship with Twente University, our relationship with Veridex, research, development and sales based milestones and related payments from Veridex, expansion of research and development activities and increases in research and development costs, instrument system and platform improvement activities and costs, expansion of clinical trials and related costs, use of initial public offering net proceeds and other funds, and other statements regarding matters that are not historical facts. Forward-looking statements speak only as of the date of this report, reflect management’s current expectations and involve certain factors, such as risks and uncertainties, that may cause actual results to be far different from those suggested by our forward-looking statements. These factors include, but are not limited to, risks associated with our dependence on Veridex; our capital and financing needs; research and development and clinical trial expenditures; commercialization of the our product candidates; our ability to use licensed products and to obtain new licenses from third parties; our ability to manage growth; obtaining necessary regulatory approvals; reliance on third party manufacturers and suppliers; reimbursement by third party payors to our customers for our products; compliance with applicable manufacturing standards; the ability to earn license and milestone payments under our agreement with Veridex; retaining key management or scientific personnel; delays in the development of new products or to planned improvements to our products; effectiveness of our products compared to competitors’ products; protection of our intellectual property and other proprietary rights; conflicts with the intellectual property of third parties; product liability lawsuits that may be brought against us; labor, contract or technical difficulties; competitive pressures in our industry; other risks and uncertainties discussed under the caption “Risk Factors” and elsewhere in this report; and other risks and uncertainties, as may be detailed from time to time in our public announcements and SEC filings.

We do not intend to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements other than as required under the federal securities laws.

Immunicon is a registered trademark of Immunicon Corporation. The Immunicon logo is a registered stylized trademark of Immunicon Corporation. CellSpotter, CellTracks, MagNest and CellSave are registered trademarks of Immunivest Corporation, a wholly owned subsidiary of Immunicon Corporation, and CellTracks EasyCount, EasyCount, CellTracks MagNest, CellPrep, AutoPrep and CellTracks Analyzer II are trademarks of Immunivest Corporation. The CellTracks Analyzer logo, CellTracks AutoPrep logo and CellSpotter Analyzer logo are registered stylized trademarks of Immunivest Corporation, and the CellTracks MagNest logo and CellSave Preservative Tube logo are stylized trademarks of Immunivest Corporation. CellSearch is a registered trademark of Johnson & Johnson. All other trademarks appearing in this Annual Report are the property of their respective holders.

Item 1.    Business

Overview

Our business principally involves the development, manufacture, marketing and sale of proprietary cell-based diagnostic and research products with a primary focus on cancer. We believe that our products can provide significant clinical benefits by giving physicians better information to understand, treat, monitor and diagnose cancer. Our technologies can identify, count and characterize a small number of circulating

Part I

tumor cells, or CTC, and other rare cells present in a blood sample from a patient. Our collaborator, Veridex, LLC, or Veridex, a Johnson & Johnson company, received 510(k) clearance from the Food and Drug Administration, or FDA, in January 2004 for use of the Veridex CellSearch™ Circulating Tumor Cell Kit, which incorporates our technologies, in the management of metastatic breast cancer (breast cancer that has spread beyond the primary breast tumor). In August 2000, we entered into a development, license and supply agreement with Ortho-Clinical Diagnostics, or OCD, a Johnson & Johnson company, which subsequently assigned all rights and obligations under the agreement to Veridex, also a Johnson & Johnson company. Under the terms of this agreement, we granted to Veridex a worldwide exclusive license within the field of cancer to commercialize cell analysis products incorporating our technologies.

In August 2004 we announced that the CellSearch Circulating Tumor Cell Kit, Immunicon CellTracks AutoPrep System, and Immunicon CellSpotter Analyzer were released for sale for in vitro diagnostic, or IVD, use in metastatic breast cancer. Our products are currently being sold to hospital, reference laboratory, and pharmaceutical and biotechnology company customers under the terms of our agreement with Veridex, and have been shipped to sites in the US, Europe and Japan. As of December 31, 2004, we had shipped 18 complete instrument systems, each consisting of a CellTracks AutoPrep System and CellSpotter Analyzer and recorded ten instrument system sales. Ten of these systems were shipped to laboratory customers and eight systems were shipped to affiliates of Johnson & Johnson. For the year ended December 31, 2004 we sold ten instrument systems and recognized revenue of $965,000 from these sales. Seven of these sales were to affiliates of Johnson & Johnson/Veridex and three were to third-party customers, including a major reference laboratory, a comprehensive cancer center and a pharmaceutical company, who intends to use the instrument system in the development of pharmaceutical products. Our recognition of revenue related to instrument shipments is typically delayed for a period of several months due to final evaluation of these systems at customer locations.

In September 2004, we entered into an agreement with Quest Diagnostics to purchase our CellTracks AutoPrep System and CellSpotter Analyzer to enable Quest Diagnostics to run the CellSearch Circulating Tumor Cell Kit, and we announced shipment of two CellTracks AutoPrep Systems and two CellSpotter Analyzers to Ortho-Clinical Diagnostics K.K., a Johnson & Johnson company, in Japan, which was the first shipment of our products to this important market. One of these systems has been placed in SRL, the largest reference laboratory in Japan.

Our products are primarily intended for use as an integrated system, consisting of kits containing reagents for use with our instruments and other system components that enable scientists, physicians and laboratories to collect, isolate, label, count and analyze CTCs and other rare cells. CTCs can appear in extremely low number, sometimes as few as one or two CTCs in a test tube of blood that contains billions of cells of various types. Our clinical trials suggest that the presence of even a few CTCs in a blood sample is biologically and clinically important, as it predicts whether a therapy is likely to offer benefit to the patient.

Using first-generation components of our integrated system, we conducted a controlled, multi-center pivotal clinical trial (a large trial designed to support a regulatory submission), of 177 metastatic breast cancer patients. In this trial, we found that the number of CTCs in blood samples drawn from patients at various time points predicted disease progression and survival. The key data and findings were presented at the American Society of Clinical Oncology 2004 Annual Meeting and these and related data were published in August 2004 in the New England Journal of Medicine. Based on the data from this pivotal trial, Veridex received 510(k) clearance for the CellSearch Circulating Tumor Cell Kit for use in metastatic breast cancer. Specifically, the indication for use states that “the presence of CTC[s] in the peripheral blood, as detected by the CellSearch Circulating Tumor Cell Kit, is associated with decreased progression free survival and decreased overall survival in patients treated for metastatic breast cancer.”

Part I

Although our current product labeling is limited to metastatic breast cancer, we believe that our products and underlying technology platforms also have other applications in cancer diagnostics, such as for monitoring patients with colorectal and prostate cancers, in the clinical development of cancer drugs, and in cancer research.

Additionally, we believe that our proprietary technologies may have applications in fields of medicine other than cancer, such as cardiovascular and infectious diseases, which fields we may pursue on our own or with a commercial partner. In December 2004 we announced the release for sale of the CellTracks Endothelial Cell Kit for research use only, or RUO. The CellTracks Endothelial Cell Kit is used in conjunction with our CellTracks AutoPrep System for blood sample preparation and our CellSpotter Analyzer to count and characterize circulating endothelial cells, or CECs from whole blood. Endothelial cells form the lining of blood vessels and play a key role in the development of many diseases including cancer and cardiovascular diseases. Enumeration and characterization of CECs may provide insights into the nature of specific disease processes and response to treatment.

To support commercialization of our products and technology in cancer, we entered into a development, license and supply agreement with Veridex in August 2000. Under this agreement Veridex has exclusive worldwide rights within the field of cancer to make and commercialize any cellular analysis products based on our technologies. However, with respect to cellular analysis products outside of the field of cancer, we retain the exclusive right to develop and commercialize these products, either by ourselves or with a commercial partner. Under our agreement with Veridex, Veridex is obligated to pay us a portion of its net sales from reagents, test kits and certain other consumable products and disposable items incorporating our technologies. For the CellSearch Circulating Tumor Cell Kit, which is manufactured by Veridex using our bulk reagents, Veridex is obligated to pay us approximately 30% of its net sales. For certain other consumable products, such as specialty marker reagents used in conjunction with the basic kit and manufactured to finished products by us, Veridex pays us a higher percentage of net sales, currently 55%, although that amount may change if Veridex assumes certain manufacturing activities associated with these products in the future. Veridex also is our exclusive sales agent for our instruments in the field of cancer and receives commissions on all sales of these instruments.

Cancer presents the physician with complex challenges for effective disease management. Cancer markers, currently used for testing the blood of cancer patients, provide only limited information and often correlate poorly with disease progression, response to therapy and patient survival. Other diagnostic tools, including techniques such as x-ray, CT and magnetic resonance imaging, or MRI, scans, suffer from similar problems and are expensive and potentially harmful to patients. Similar problems exist in clinical trials for new cancer drugs because the same diagnostic tools with their inherent limitations are often used to assess a drug’s potential effectiveness, particularly in early stage clinical trials.

Based on findings from our pivotal clinical trial and research studies, we believe that our products will enable physicians to predict the likely time to disease progression and survival in breast cancer more accurately and earlier than existing methods such as imaging. In our pivotal trial, the presence or absence of CTCs was highly predictive, both immediately before initiation of therapy as well as three to four weeks after initiation of therapy and beyond. By contrast, to evaluate response to therapy, imaging techniques typically can only provide useful information two to three months or longer after the initiation of therapy. As a result, using the CellSearch Circulating Tumor Cell Kit, physicians may be able to:

➢	more effectively select an appropriate cancer therapy;

➢	better monitor the effectiveness of ongoing treatment;

➢	change from ineffective cancer therapies earlier; and

Part I

➢	reduce overall treatment and diagnostic costs of managing the patients

➢	Moreover, we believe that our products address many of the limitations of currently available diagnostic and research methods and provide physicians and patients with the following benefits:

➢	a minimally invasive sample collection procedure based on a standard blood draw;

➢	ease of administration relative to imaging techniques such as CT and MRI scans; and

➢	potentially improved patient outcomes, including quality of life, time to disease progression and survival.

We believe that our initial products can be widely applicable in the field of cancer, and that the underlying technologies also have applications in other fields of medicine. Our research studies in cancer suggest that our technologies can detect CTCs in certain solid tumor cancers in addition to breast cancer, specifically prostate, colorectal, lung and ovarian cancers, at various stages of disease and potentially provide clinically useful information. At the 2004 Annual Meeting of the American Association for Cancer Research, or AACR, we presented data from a research study that assessed the possible relationship between CTCs and survival in prostate cancer patients. The data showed that patients with five or more CTCs in 7.5 mL of blood had a statistically significant decreased median survival versus men with fewer than five CTCs. Additionally, CTCs were a better predictor of such outcome versus prostate specific antigen, or PSA. Accordingly, we initiated a pivotal study in metastatic prostate cancer in the fourth quarter of 2004. In January 2005, we announced, in conjunction with changes to certain milestones in our agreement with Veridex, that a planned interim analysis of patient data from our pivotal trial in colorectal cancer showed promising results including good correlation with physician assessment and imaging. As a result we are continuing and expanding this trial to approximately 400 patients with a view to future regulatory submissions.

We believe that our products can also be used to analyze CTCs for the presence of specific genes and proteins. This information may be useful in the selection of specific therapies. We have also developed a product based largely on our existing platforms and reagent technologies to detect and analyze endothelial cells in blood. Endothelial cells play a key role in the formation of blood vessels, or angiogenesis, and consequently are intimately involved in tumor growth and spread. In addition, endothelial cells are believed to play a role and to have diagnostic utility in autoimmune disorders and cardiovascular diseases. On a research basis, we continue to explore the potential of our technologies to develop products in other fields of life science research and medicine.

We were incorporated in August 1983 in the Commonwealth of Pennsylvania as Immunicon Corporation. In December 2000, we merged with and into Immunicon Corporation, a Delaware corporation. Since our inception, we have focused our activities on life science research and product development. In March 1999, we obtained $10.6 million in financing from the sale of our convertible preferred stock. As a result, we substantially increased investment in our cancer related products and technologies, hired additional key management team members and redirected our business strategy. Since 1999, we have devoted substantially all of our efforts to the development of our cell analysis platforms and diagnostic and research tools for applications in cancer. In April 2004 we completed an underwritten initial public offering, or IPO, of our common stock. Including the exercise of the underwriters’ option, we raised approximately $49.4 million net of expenses. We have three wholly owned subsidiaries, Immunivest Corporation, IMMC Holdings, Inc. and Immunicon Europe, Inc., all of which are Delaware corporations. Immunivest Corporation holds substantially all of the intellectual property, such as patents and trademarks that we have developed in connection with our technologies. IMMC Holdings, Inc. provides cash management and financing services to Immunicon Corporation and its subsidiaries. Immunicon Europe, Inc., through a branch office in The Netherlands, provides research and development support to Immunicon Corporation for development for our technologies. Our principal offices are

Part I

located at 3401 Masons Mill Road, Suite 100, Huntingdon Valley, Pennsylvania 19006 and our telephone number is (215) 830-0777.

Additional information about us can be found on our Internet website. Our website address is www.immunicon.com. We make available through a link provided in the Investor Information section of our web site our filings with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, is electronically filed with or furnished to the Securities and Exchange Commission. We include the web site address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our web site. The material on our web site is not part of our Annual Report on Form 10-K.

CANCER DIAGNOSTICS MARKET OVERVIEW

Diagnostic testing

Diagnostic tests are used to inform physicians about the presence of a disease or a disease-causing agent and to provide information that is critical for appropriate treatment. Diseases today are diagnosed based on patient history, physical signs and symptoms and information obtained from diagnostic methods. However, such information often tells the physician little about the underlying mechanism or cause of the disease.

In many cases, conventional diagnostic tests lack the clinical sensitivity and specificity to provide definitive diagnoses and timely information on response to therapy during the various stages of disease. Sensitivity is typically the measure of a test’s ability to accurately detect the presence of disease. A false negative test result occurs when a patient who has a disease is given a negative, or normal, diagnosis. Specificity is typically the measure of a test’s ability to exclude the possibility of disease when it is truly not present. A false positive test result occurs when a patient who does not have a disease is incorrectly diagnosed as having the disease. We believe sensitivity and specificity can be greatly enhanced by using cell based assays.

We expect that diagnostic tests that probe for expression of genes and proteins in cells will create a fundamental shift in both the practice of medicine and the economics of the diagnostics industry. Such diagnostic tests could result in an increased emphasis on preventative medicine and may redefine approaches to risk assessment of a particular disease or condition. We believe that physicians will be able to use these tests for the early detection of disease, for evaluating a patient’s propensity for disease and to follow and treat patients on a more personalized basis, allowing them to select the most effective therapy with the fewest side effects.

Cancer diagnostics

According to statistics from the National Cancer Institute and the American Cancer Society, carcinomas are the most common types of cancer, accounting for approximately 86% of all cases. Carcinomas are malignant tumors that generally grow rapidly and destroy adjacent normal tissue and impair bodily functions. Carcinomas include breast, prostate, colorectal, lung and many other organ-specific cancers. The American Cancer Society report “Cancer Facts and Figures 2004” estimates that approximately 8.9 million Americans with a history of cancer were alive in January 1999. This report also estimated that in 2003 over 1.37 million people in the US would be diagnosed with cancer and over 550,000 people would die from the disease.

We selected breast cancer as the first application of our technologies because it is the most frequently diagnosed cancer among women and there are multiple treatments available for this disease. We believe

Part I

these treatments need accurate and reliable monitoring tools. The American Cancer Society estimates that approximately 2 million women alive today in the US have been diagnosed with breast cancer and that, in 2004, approximately 216,000 women will be newly diagnosed and approximately 40,000 women will die from the disease.

Metastasis of carcinomas occurs when malignant cells detach from the primary tumor mass and travel through the circulatory system and by other mechanisms to invade other tissues in the body. Although the immune system may act to control the spread of tumor cells, some tumor cells may still disseminate to and multiply in various organs and other parts of the body, resulting in metastases. In most cases, death is caused by such metastases rather than by the primary tumor.

The primary objective in the diagnosis of cancer is early detection of the disease. In general, cancer treatments are most effective if the disease is diagnosed at a less advanced stage. The standard of care for newly diagnosed carcinomas is surgical removal of the primary tumor. If the tumor has metastasized, more aggressive follow-up and post-surgical treatment is warranted. Consequently, early diagnosis, accurate staging and effective monitoring of the disease are critical to achieving the best outcome. Due to inherent inadequacies of currently used cancer diagnostics, this objective is often not achieved.

Inadequate tools for diagnosis, staging and selection of primary therapy

Diagnosis of cancer differs from screening in that diagnosis refers to cancer detection in patients with symptoms of cancer, such as a lump or chronic unexplained pain. Diagnostic tools for cancer detection are limited in their ability to detect cancer at early and potentially curable stages, and in some cases are very expensive, such as colonoscopy and spiral CAT scans. Staging is used by physicians to determine the prognosis (the likelihood primary therapy will cure this cancer and how long the patient is likely to live) of cancer in a newly diagnosed patient. Current staging methods are based on the size of the tumor, involvement of local lymph nodes, and the degree to which the cancer has spread to distant organs. Although this is a helpful procedure, better ability to predict patient outcome is needed. In addition, many drugs are now available that help improve survival when administered after surgery, and hundreds of new drugs are in various stages of development in pharmaceutical companies. Thus, better tests are needed to:

➢	diagnose cancer at early and potentially curable stages;

➢	accurately predict the outcome for a given patient; and

➢	select the most appropriate therapy for individual patients.

Inadequate tools to monitor effectiveness of post-surgical therapy and recurrence

Once a patient is diagnosed with cancer, he or she is classified based on the original diagnosis and staging of the disease. This medical profile dictates whether a patient will receive drug or radiation therapy following surgery, or both. There are presently only a limited number of tools that are typically used to monitor cancer patients after their surgery, because the visible cancer has been removed. Most physicians select therapies based on published results from clinical trials, the labeling of approved drugs and the physician’s assessment of the patient’s tolerance to side effects. Sometimes, these treatment decisions are based on the assumption that more potent drugs have a higher chance of eliminating the tumor cells that cause metastasis.

Even when a cancer patient survives the initial treatment and is deemed to be in remission, the disease can recur at any time, even years later. Current tools available to the physician for the detection of disease recurrence are physical examination, imaging techniques and serum tumor markers (biological

Part I

substances that may be found in the blood of cancer patients). These tools are often limited in their diagnostic application because they lack sensitivity and specificity. According to the National Cancer Institute, levels of tumor markers alone are not sufficient to diagnose disease because:

➢	tumor markers can be elevated in people with benign, or non-cancer conditions;

➢	tumor markers are not elevated in every person with cancer, especially in the early stages of the disease; and

➢	many tumor markers are not specific to a particular type of cancer, i.e., the level of a tumor marker can be raised by more than one type of cancer.

However, they are currently used because they can sometimes detect recurrence early. Nevertheless, we are aware of no practice guidelines today recommend initiating therapy based on a rising tumor marker alone.

Inadequate tools to select and monitor therapy in metastatic disease

Treatment options are increasing for patients with most cancers that have metastasized due to the introduction of new anti-cancer drugs that provide several lines of therapy. With more effective diagnostic tools, physicians would be able to more rapidly replace ineffective therapies with potentially more effective therapies. The selection of the appropriate therapy remains a difficult decision for physicians. First, cancer cells are known to mutate, or change, which means that information from the original, or primary, tumor has limited use for therapy selection. In addition, because most chemotherapy agents are toxic drugs with significant side effects; hence the physician must balance the benefits of the chemotherapy with its undesirable effects. Therefore, any tool that can assist the physician in choice of therapy may benefit the patient. Imaging and serum tumor marker tests are used to monitor certain patients, but these tests are limited in their ability to assess the patient’s status with confidence. Imaging techniques also are used to monitor patients with metastatic cancers. However, imaging is subject to variable interpretation by different radiologists, and the interval between imaging studies is typically several months because these methods do not reliably detect small changes in tumor burden over short periods of time. Serum tumor markers are present even in healthy individuals in addition to patients with cancer. Conversely, many late-stage cancer patients do not exhibit increased levels of serum tumor markers. Accordingly, serum tumor markers may fail to identify the need to change from an ineffective therapy or may result in indicating that an effective therapy should be changed when it is providing benefit to the patient.

Our solution

We believe the ability to accurately predict survival in metastatic breast cancer patients with our integrated system represents a potential breakthrough in cancer disease management. We are developing an integrated portfolio of technologies designed to detect, count and characterize the CTCs that are shed into the blood and ultimately cause the cancer to metastasize, or spread. Our clinical trials in metastatic breast cancer indicate that our products provide quantitative and reproducible results that give physicians predictive information to improve patient management. In contrast, certain existing methods such as imaging need at least two separate measurements, typically months apart, to provide predictive results. Future clinical trials in other cancers and earlier in the disease may yield similar data to support the use of CTCs to monitor patients with other types of carcinomas. Additionally, our products are designed to address many of the limitations of existing diagnostic tools.

Early diagnosis of cancer

Cancers that are not detectable by current tests may still shed tumor cells into the blood that can be detected by our assays. The earlier the patient is diagnosed, the earlier treatment can be commenced,

Part I

which may result in improved patient survival. Because our products can detect a small number of CTC and small amounts of CTC components, such as nucleic acids, we believe that our products may enable the physician to diagnose or assess the risk of invasive cancer earlier than existing tools.

Effective tools for more complete diagnosis, staging and selection of primary therapy

A physician’s determination that the cancer has metastasized is extremely important in staging the patient to complete the diagnosis and to select the most appropriate treatment. The presence of CTCs and CTC components detected by our approach may indicate a more aggressive form of cancer, thereby providing physicians with critical information to guide clinical decisions.

Effective monitoring of post-surgical therapy or for recurrence

The number, trends and characteristics of CTCs and or CTC components in blood during post-surgical treatment may indicate that the disease has not been eliminated and can enable physicians to determine the effectiveness of treatment. Physicians need real-time information to enable them to change from an ineffective therapy earlier and to potentially improve patient survival prospects. The FDA classification of our product includes detection of recurrent disease. We will need to conduct pivotal clinical studies and submit a 510(k) for the detection of recurrence. However, we believe the periodic monitoring of CTCs and their components using our products following post-surgical therapy may allow for earlier detection of recurrence than current methods, such as the observation of clinical signs and symptoms. This may enable the physician to intervene sooner, which may improve the patient survival prospects.

Predictive ability to help select and monitor therapy in metastatic disease

Our pivotal clinical trial demonstrated that quantifying CTCs can be an effective tool in predicting the time to disease progression and survival in patients with metastatic breast cancer. Physicians may select a more appropriate cancer therapy based on the presence or absence of CTCs. Our products can also be used to analyze CTCs for the presence of specific genes and proteins. This “real-time biopsy” information may be used to select therapies, such as Genentech’s breast cancer drug, Herceptin, targeted to a specific gene or protein. Today, only a few of these treatments exist, but many drug and biotechnology companies are developing these therapies.

Other benefits

We believe that the first product marketed by Veridex, the CellSearch Circulating Tumor Cell Kit, offers benefits that other laboratory tests and imaging tools lack. First, CTCs have high clinical specificity, which means that healthy individuals generally have zero, or a very small number, of detectable CTCs. Also, our products are blood tests and are easier to administer than imaging techniques such as CT scans or MRI scans. We believe our products may result in lower overall cost of monitoring and treating patients compared to MRI, PET, or positron emission tomography, and CT scans, where one set of scans typically costs approximately $1,000 or more, and additionally more than one set of scans may often be required.

We believe that our products can also be applied effectively in the clinical development of new cancer drugs, particularly in early stage clinical trials where it is essential for the pharmaceutical company to evaluate efficacy prior to undertaking on long and expensive pivotal trials. Inaccurate information may result in discontinuing the development of a promising drug candidate or wasting millions of dollars on a drug that will fail in late-stage clinical trials. The FDA evaluates efficacy of new drugs or drug combinations based on patient survival and/or certain accepted surrogate endpoints, such as a significant decrease in tumor burden as assessed by imaging studies. Although we believe additional clinical data

Part I

will be required to validate CTCs as a surrogate endpoint to the satisfaction of the FDA, we believe that CTCs may serve as an alternative to survival or costly imaging studies as a drug trial endpoint. Such a surrogate endpoint may permit shorter and less costly late-stage drug trials as well.

Our strategy

Our goal is to be a leader in the development and commercialization of proprietary cell analysis products that deliver high impact clinical and scientific information for use in human diagnostic, life science research and pharmaceutical development applications. The key elements of our strategy include the following:

Develop and commercialize cancer research and diagnostic products

We are focused primarily on the development and commercialization of products for understanding cancer and diagnosing, staging and monitoring cancer patients. Additionally, we intend to develop diagnostic products to be used alone or in conjunction with current screening methods and for establishing the risk of healthy individuals developing cancer. We have a development, license and supply agreement with Veridex. We and Veridex released the CellSearch Circulating Tumor Cell Kit and related instrumentation for sale for RUO in December 2003, and our collaborator, Veridex, received 510(k) clearance from the FDA in January 2004 for use of the CellSearch Circulating Tumor Cell Kit in the management of metastatic breast cancer.

In August 2004 we announced that the CellSearch Circulating Tumor Cell Kit, Immunicon CellSpotter Analyzer and Immunicon CellTracks AutoPrep System were released for sale for IVD use in metastatic breast cancer. In addition, the CellSearch Profile Kit, consisting of reagents and supplies for isolating epithelial cells for molecular analysis, was made available for RUO in April 2004. We also expect that the CellTracks Analyzer II, our next-generation cell analysis platform, will be available for sale in the second quarter of 2005.

Develop multiple indications for our cancer diagnostic products

We are conducting additional clinical trials for label expansion using the CellSearch Circulating Tumor Kit in other major cancers, namely colorectal and prostate cancer, with the aim of gaining FDA clearance or approval, as appropriate. An additional objective of our research trials is to study cancer in earlier, non-metastatic stages of the disease to determine whether CTCs or a combination of CTCs and molecular assays offer valuable information to aid in the management of these patients. We believe that expanded product labeling would help to increase the adoption of our products by physicians and laboratories.

Also, published clinical data suggest that the presence of tumor cells in bone marrow has considerable prognostic significance, but there is currently no automated, highly reproducible method for reliable analysis of bone marrow aspirates from patients. We believe our technology can provide such a method to advance scientific research in this application area, which may lead to products for staging patients with various solid tumor cancers, such as breast, prostate, and colorectal cancer.

Expand the applications of our technologies beyond cancer

We are developing products outside the field of cancer where current diagnostic and research tools are limited and where significant market opportunities exist. For example, we have developed an endothelial cell assay that may have application in the field of cardiovascular and autoimmune diseases and in cancer as well. In December 2004, we announced the release of our CellTracks Endothelial Cell Kit for sale for

Part I

RUO. The CellTracks Endothelial Cell Kit is used in conjunction with our CellTracks AutoPrep System for blood sample preparation and our analysis platforms to capture, count and characterize circulating endothelial cells from whole blood. Endothelial cells form the lining of blood vessels and play a key role in the development of many diseases including cardiovascular disease and cancer. Enumeration and characterization of such CECs may provide insights into the nature of specific disease processes and effects of treatment.

Seek commercialization partners for our non-cancer product candidates

In order to maximize the value of our non-cancer product candidates, we may seek strategic alliances with capable, well-capitalized companies for marketing and distribution. However, we may also consider a direct sales, marketing and service approach, especially when the number of prospective customers is limited or concentrated.

Optimize the value of our proprietary technologies and maximize long-term profitability

Our product portfolio includes instrument systems that are designed to use our reagent kits and disposables exclusively, thus providing recurring revenues from sales of these products. Because our underlying platform technologies are largely developed, we expect that the incremental investment to bring new reagent kits to market will be relatively modest.

Continue product improvement to maintain competitiveness

Because our products are an integrated system, which includes a number of components, there are multiple opportunities to improve various aspects of the system. We intend to continue to make efforts to improve instrument throughput, assay performance and clinical utility of these products. We also plan to reduce costs through investment in manufacturing processes and product design to improve production efficiency, reduce material and component cost, and increase product reliability and robustness.

OUR CURRENT PRODUCT RESEARCH AND DEVELOPMENT PROGRAMS

Overview

We have developed and integrated our technologies into proprietary cell analysis products, which we brand as CellTracks. Our technologies are used principally as an integrated system. In addition, we believe that the components of the system can be used in various combinations to address a variety of unmet needs in the fields of human diagnostics, pharmaceutical development and life science research.

This system is used generally as follows:

➢	Sample collection and preservation. The sample is collected initially in the CellSave Preservative Tube and shipped to an appropriately qualified laboratory.

➢	Sample preparation. The CellTracks AutoPrep System, which provides a high degree of automation, processes the samples using one of several reagent kits. The initial diagnostic test kit based on our technologies, the CellSearch Circulating Tumor Cell Kit, is intended to isolate and count CTCs. Tumor profile reagents may be added during processing to further characterize the CTCs.

➢	Sample presentation and analysis. The processed sample is dispensed into the MagNest cell presentation device, ready for analysis on the CellSpotter Analyzer or the CellTracks Analyzer II.

Alternatively, the CellSearch Profile Kit may be used to isolate CTCs for further analysis using molecular diagnostic tools, such as PCR (polymerase chain reaction, a method of amplifying genetic material for analysis), or for cell analysis on non-Immunicon instruments, such as flow cytometers (instruments that

Part I

quantify cells and assess certain cellular characteristics). The combination of the CellTracks AutoPrep System and the CellSearch Profile Kit permits reproducible recovery of CTCs along with the flexibility of using well-established commercial or development stage research tools for molecular or cell analysis.

The basic components of our integrated cell analysis system

Product portfolio and status

The following table summarizes our principal products and products incorporating our technology, as well as the design, development, regulatory and marketing status for each of these products. A more detailed description follows immediately after this table.

Product	Description	Status
Sample collection CellSave Preservative Tube	Evacuated blood collection tube with preservative	510(k) cleared. Commercialized for IVD use.
Sample preparation CellPrep Sample Preparation System	Semi-automated instrument to capture and label cells from 7.5 ml blood samples	510(k) cleared. Previously used in clinical trials. Discontinued.
CellTracks AutoPrep System	Automated instrument to capture and label cells from 7.5 ml blood samples	510(k) cleared. Commercialized for IVD use in the third quarter of 2004.
Sample presentation CellTracks MagNest Cell Presentation Device	Device that presents magnetically labeled cells for analysis. An accessory of the CellTracks AutoPrep System and CellSpotter Analyzer	Commercialized as an accessory to the CellSpotter Analyzer and CellTracks AutoPrep System for IVD use in the third quarter of 2004.

Part I

Product	Description	Status
Sample analysis CellSpotter Analyzer	Semi-automated fluorescence microscope used to count and characterize cells in the MagNest Cell Presentation Device	510(k) cleared for metastatic breast cancer. Commercialized for IVD use in the third quarter of 2004.
CellTracks Analyzer II	Semi-automated fluorescence microscope used to count and characterize cells in the MagNest Cell Presentation Device	510(k) cleared for counting of CTCs in first quarter of 2005.
Reagent kits CellSearch Circulating Tumor Cell Kit (a Veridex product)*	Counting of CTCs using the CellTracks AutoPrep System and CellSpotter Analyzer	510(k) cleared for metastatic breast cancer. Commercialized for IVD in third quarter of 2004.
CellSearch Circulating Tumor Cell Control (a Veridex product)*	Two levels of controls that monitor the performance of the CellTracks AutoPrep System, CellSpotter Analyzer and the CellSearch Circulating Tumor Cell Kit	510(k) cleared for IVD use. Commercialized for IVD in 2004.
CellSearch Profile Kit (a Veridex product)*	Isolation of CTCs using the CellTracks AutoPrep System for molecular or cell analysis	Commercialized for RUO in 2004. Not planned for IVD use.
CellTracks Endothelial Cell Kit	Counting of endothelial cells	Commercialized for RUO in fourth quarter of 2004.
CellTracks Marrow Tumor Kit	Counting of tumor cells in a bone marrow Sample	In development.
Molecular diagnostic kits	Kits to analyze nucleic acid (mRNA or DNA) From CTCs or CECs	In development.
Marker Reagents for Cell Characterization; e.g., tumor profile reagents (a Veridex product)*	For characterization of CTCs isolated using the CellSearch Circulating Tumor Cell Kits	Development completed in 2004. Commercialization planned for second quarter of 2005 for RUO. No FDA review is anticipated to be required.
*	These products incorporate our proprietary components and reagents, and Veridex will perform final manufacturing operations and market the product.

Part I

Sample collection

Our CellSave Preservative Tube is a specialty blood collection device that enables medical professionals to draw blood into an evacuated test tube and preserves the blood samples during shipment to a laboratory and during the sample preparation process. CTCs are fragile and extraction of these cells from a large sample can cause cell loss or damage. Our collection device permits blood to be drawn from patients in satellite locations, such as the physician’s office, group practice or clinic, and transported to a qualified hospital or reference laboratory for analysis. We believe this tool will help adoption of our products in the market by making them more convenient to use. We have FDA clearance for the CellSave Preservative Tube for IVD use.

Sample preparation

CellTracks AutoPrep System

The CellTracks AutoPrep System is a proprietary, fully automated clinical laboratory instrument that captures, labels and concentrates cells of interest from a 7.5 ml sample of blood. The processed sample is dispensed into our proprietary sample cartridge, which is used with the CellTracks MagNest Cell Presentation Device, or CellTracks MagNest. We received 510(k) clearance for the CellTracks AutoPrep System for IVD use in March 2004 and the product has been commercialized.

CellTracks Large Volume Sample Preparation (LVSP)

We had initiated development of the CellTracks LVSP System, which consists of an instrument, reagents and proprietary disposables to extract a 7.5 ml blood fraction containing cells of interest from a 30 ml blood sample. We have discontinued full development of this system due to scientific and technical data that suggest that other methods of increasing the specificity and sensitivity of our rare cell analysis technology may be more promising and cost effective. For example, we are exploring the use of molecular diagnostic approaches in conjunction with our CellTracks AutoPrep System for enrichment and analysis of cellular material. However, there can be no assurance that such approaches will result in safe, clinically effective and cost-effective products. Furthermore, development of such products may require us to license technologies from third parties and/or form strategic alliances with companies possessing technologies in this field.

Sample presentation

The CellTracks MagNest Cell Presentation Device is a proprietary product for presenting magnetically labeled cells for analysis on our CellSpotter and CellTracks Analyzer II. A proprietary sample cartridge is inserted into the MagNest, exposing the sample to a magnetic field that moves magnetically tagged cells to the upper inside surface of the sample chamber, which is transparent. All cells that are magnetically labeled are available for analysis. Untagged cells tend to move under the influence of gravity to the bottom of the chamber. We believe that this process is a more convenient and elegant approach for cell presentation for analysis than traditional microscope slide preparation. The 510(k) clearance received in March 2004 for the CellTracks AutoPrep System includes the CellTracks MagNest as an accessory.

Sample analysis

CellSpotter Analyzer

The CellSpotter Analyzer is a semi-automated fluorescence microscope with:

➢	a movable stage that has been customized to hold the CellTracks MagNest;

➢	a charge-coupled device, or CCD, camera for capturing cell images; and

➢	proprietary software for rare cell analysis.

The CellSpotter Analyzer is cleared for IVD use under Veridex’s 510(k) for the CellSearch Circulating Tumor Cell Kit. The analyzer scans the sample cartridge inside the CellTracks MagNest and captures

Part I

images across the entire sample area. The images of candidate CTCs are compiled and presented to the reviewer for analysis and final selection.

CellTracks Analyzer II

Our next generation analysis system, the CellTracks Analyzer II, uses similar optical and mechanical technology to that developed for the CellTracks Analyzer and CellSpotter Analyzer. For example the light source, light filtering and cell imaging technology in the CellTracks Analyzer II are similar to that of the CellSpotter Analyzer. CellTracks Analyzer II represents a significant advance in analysis automation, and is capable of better sensitivity for detection of CTCs and other cell types versus the CellSpotter Analyzer. We filed a 510(k) for this platform in January 2005 and we received clearance on March 16, 2005. Additionally, we expect the CellTracks Analyzer II to be released for commercial sale in the second quarter of 2005 and that it will be the instrument platform for analyzing cell images for the foreseeable future.

CellTracks Analyzer

The CellTracks Analyzer is a proprietary scanning cell analyzer, or cytometer, which uses a variation of the cartridge employed in the two analyzers described above. This cartridge is made of precision-molded plastic and has a glass cover with nickel lines lithographed on the inside surface of the glass cover. These lines become magnetic when inside the CellTracks MagNest and cause magnetically tagged CTCs to align within the magnetic field between the nickel lines. The CellTracks Analyzer focuses and tracks along these lines. Lasers are used to excite fluorescent labels on the cells, creating a fluorescent signature. Cells with the correct fluorescent signature are imaged and available for review by the user. The CellTracks Analyzer has 510(k) clearance from the FDA as an automated differential cell counter for CD3/CD4 cells. These are immune system cells, a subset of white blood cells that are important in warding off infection and are often compromised in patients who are diagnosed with acquired immunodeficiency syndrome, or AIDS. These cells are used to assess the health of patients with human immunodeficiency virus (HIV)/AIDS. This product has not been commercialized and given the planned availability of CellTracks Analyzer II described immediately above, we do not plan to commercialize this platform in the foreseeable future.

CellTracks EasyCount System

We are developing the CellTracks EasyCount System as a simple, point-of-care analyzer that, together with associated reagents, is designed to count specific types of cells in whole blood. The first application under development is to CD4 cells, which are used to monitor HIV and AIDS patients. Target cells are immunomagnetically selected using ferrofluid reagents and counted based on fluorescent labeling of the cells. Additionally, in June 2004 we entered into an addendum to our agreement with the University of Twente, or Twente, and with STW, a research funding agency of the Dutch government. Under the modified agreement, STW will provide Twente with up to approximately $1 million toward developing an affordable and portable instrument to monitor patients with HIV. Under the agreement addendum, we will contribute “in kind” research effort toward the project including personnel, equipment and supplies, and we have rights to commercialize products that result from the agreement.

Reagent kits

We have developed and expect to continue to develop a variety of reagent kits for use with our cell analysis systems in various research and diagnostic applications. Our principal cell-capture reagents are based on proprietary, magnetic nano-particles we call ferrofluids. These ferrofluid particles are conjugated to antibodies and are used to capture, or tag, various types of cells. Fluorescently labeled antibodies are then used to identify and differentiate the selected cells. Antibodies are inherently highly specific, and we utilize or use capture antibodies that will bind to specific types of cells, such as CTCs, but not to other cells in the sample. We believe that we will be able to introduce new kits for additional

Part I

cell types that are implicated in diseases in addition to cancer. We believe that the reagent development programs for new kits will require relatively modest incremental investment because the instrument platforms and basic reagent formulations are largely completed and well characterized.

CellSearch Circulating Tumor Cell Kit

The CellSearch Circulating Tumor Cell Kit is a Veridex product that incorporates Immunicon proprietary technology and has been cleared for IVD use and is intended for the enumeration of CTCs in whole blood. We provide certain reagents in bulk to Veridex for manufacture of this kit. The presence of five or more CTCs is predictive of shorter progression free survival and overall survival in patients treated for metastatic breast cancer, thereby providing the treating oncologist with timely, predictive information regarding their patient’s disease progression and overall survival. The kit contains a ferrofluid conjugated with an antibody to epithelial cell adhesion molecule, or EpCAM, to capture and permit isolation of CTCs in a blood sample, together with labeling reagents for achieving a high level of specificity. Data from our research studies suggest that this kit can be used to capture CTCs in a variety of other cancers, and we have started clinical trials in prostate and colorectal cancer to expand our indications.

CellSearch Profile Kit

The CellSearch Profile Kit is a Veridex product that incorporates Immunicon proprietary technology and is used to isolate CTCs for subsequent molecular or cellular analysis and does not contain all of the labeling reagents of the CellSearch Circulating Tumor Cell Kit. We provide certain reagents in bulk to Veridex for manufacture of this kit. We believe that the CellSearch Profile Kit, used in conjunction with our CellTracks AutoPrep System, enables automated and reproducible isolation of rare cells while offering the flexibility to conduct off-line molecular analysis with current or future technologies. This kit is for RUO at this time.

CellTracks Endothelial Cell Kit

The CellTracks Endothelial Cell Kit is an Immunicon reagent kit that has been developed and commercialized for use in isolating and counting endothelial cells. Endothelial cells are involved in angiogenesis. This process is important for the growth of tumors and as a transport mechanism for CTCs involved in metastasis. Several anti-angiogenesis drugs are currently in clinical development. The CellTracks Endothelial Cell Kit may have application in the future in clinical trials as a tool to assess efficacy of anti-angiogenesis drugs as well as for monitoring cancer patients receiving such drugs, subject to regulatory approvals.

In addition to cancer applications, we intend to investigate the role of endothelial cells in cardiovascular and autoimmune diseases. Several independent clinical research studies suggest that endothelial cells are implicated in several aspects of cardiovascular disease. The CellTracks Endothelial Cell Kit may be used to develop and monitor therapies as well as aid in identifying risk of certain cardiac events, such as a heart attack.

Marker Reagents for Cell Characterization

Marker reagents for cell characterization, or cell profile reagents, are fluorescently labeled antibodies that are used to characterize target cells, and may be classified by the FDA as analyte specific reagents, or ASRs. These reagents can be used in research to evaluate new therapies in clinical trials. For example, approximately 30% of breast cancer patients over-express the protein called HER2/neu, which indicates that treatment with Herceptin, or a similarly acting drug, may be appropriate. Our analyzer platforms can report the presence or absence of such markers, which may aid in the selection of patients for clinical trials involving these drugs and for advanced research applications. Ultimately, trials may be conducted to obtain clearance or approval from the FDA for direct use of these reagents in conjunction with specific drugs or classes of drugs. We have developed an initial family of cell profile reagents, termed Tumor

Part I

Profile Reagents, for markers that are implicated in cancer such as MUC-1, HER2neu and EGFR. We expect to launch these for RUO in the second quarter of 2005. We believe that there are opportunities to develop other Tumor Profile Reagents in cancer and cell profile reagents for other types of rare cells, such as endothelial cells. We believe there is a commercial opportunity for marker reagents as a natural line extension of our technology.

CLINICAL DEVELOPMENT AND RESEARCH PROGRAMS

We conduct pre-clinical and clinical research trials to explore whether our technologies can deliver diagnostic value in different diseases. If a research trial is positive and there is a significant market opportunity for a product based on these technologies, we then design trials that enroll larger patient populations. These advanced trials, which we call pivotal trials, are designed to support regulatory submissions for new or expanded product applications or indications for existing products, or potentially a new product offering. To minimize the risk of these development trials failing, we often conduct smaller pilot studies using the same or similar protocol as the larger trial. We expect that pivotal clinical trials will be required to support FDA submissions for the majority of our product candidates.

In 2003, we completed a 177-patient, controlled, multi-center pivotal trial that was statistically powered to determine if CTCs in the blood of women with metastatic breast cancer could provide information to physicians for monitoring therapy. The results of the 177-patient trial were published in the August 19, 2004 edition of the New England Journal of Medicine and the results of 83 of the 177 patients that were newly diagnosed with metastatic breast cancer were published in the March 1, 2005 edition of the Journal of Clinical Oncology. Analytical performance of the CellSearch system and the frequency of CTC in patients with various carcinomas was published in Clinical Cancer Research on October 15, 2004. In December 2004, we completed the collection of 18 month survival data from follow-up of the 177 patients, this information will be presented during the May 2005 meeting of the American Society of Clinical Oncology, or ASCO.

A statistical analysis was used to calculate the probability of survival of metastatic breast cancer patients with less than five (<5) or five-or-more CTCs in 7.5 ml of blood drawn before initiation of a new line of therapy and at the first follow-up patient examination after initiation of therapy. These statistical analyses are included in the product labeling of the CellSearch Circulating Tumor Cell Kit.

The two graphs below show the significance of the number of CTCs to predict survival of patients undergoing treatment for metastatic breast cancer. Blood samples were drawn just prior to initiation of a new line of therapy, or baseline, and following initiation of the therapy, or first follow-up, which was typically three to five weeks into the study.

Probability of survival of metastatic breast cancer patients

Part I

The patients shown in the graphs above were separated into two groups based on the level of their CTCs. The graph on the left plots the probability of patient survival over time based on whether they had fewer than five CTCs at baseline or five or more CTCs at baseline. This graph illustrates that these two groups have very different survival prospects. Patients with fewer than five CTCs had a greater than 70% probability of survival for more than 18 months beyond baseline whereas patients with five or more CTCs had only a 50% probability of survival for longer than approximately 10.1 months beyond baseline.

The graph on the right plots the probability of patient survival over time based on whether they had fewer than five CTCs or five or more CTCs at the first follow-up. This graph illustrates that patients so classified again have very different survival prospects. Patients with fewer than five CTCs had a greater than 70% probability of survival for more than 18 months from the day blood was drawn whereas patients with five or more CTCs had a 50% probability of survival for longer than approximately 7.0 months from the day blood was drawn.

Depending on the success of treatment, patients can move between groups. For example, there were only 90 patients in the low CTCs group at baseline, but there were 114 patients in the low CTCs group at the first follow-up, suggesting that therapy was successful in a number of the patients that started with high levels of CTCs. Similarly, patients with low levels of CTCs may not benefit from therapy and move to the group having an elevated number of CTCs.

The data, which we assessed as being statistically significant, suggest that CTCs may be of clinical value in determining initially not only the severity or aggressiveness of metastatic breast cancer, but also whether an individual patient is benefiting from a particular therapy. While survival is clearly the most important endpoint of this trial, similar patterns were also observed when patients were evaluated in terms of time to progression of disease as clinically determined.

We completed the non-measurable disease portion of the metastatic breast cancer trial in 2004. Forty-Six patients were enrolled and followed for six months. The initial evaluation of this data will be presented at the ASCO meeting in May 2005. Final progression and survival follow-up data for all 223 patients is to be collected by the end of the third quarter of 2005.

Two new multi-center pivotal clinical trials were initiated in 2004 involving patients with metastatic colorectal cancer and androgen independent prostate cancer.

Metastatic colorectal cancer.    We started this trial in February 2004 and in 2004 we enrolled 175 patients with measurable metastatic colorectal carcinoma who are about to start a new line of therapy in 2004. The primary endpoint of this trial is the association between levels of CTCs after the initiation of therapy and the patient’s response to systemic therapy at the first follow-up imaging visit. Secondary endpoints include the use of levels of CTCs after the initiation of therapy to predict progression-free and overall survival. The trial is being conducted at centers in the US and Europe. Interim analysis on the first 100 patients established the CTC threshold of five CTCs (identical to the breast cancer trial) and estimated that approximately 400 patients will be needed to complete the trial.

Metastatic prostate cancer.    We initiated a multi-center trial in December 2004 to expand the monitoring indications for the CellSearch Circulating Tumor Cell Kit to androgen independent prostate cancer. The primary endpoint of this trial is evaluation of the ability of levels of CTCs to predict overall survival after the initiation of chemotherapy. Secondary endpoints include the use of levels of CTCs after the initiation of therapy to predict progression-free survival. This trial is being conducted at academic centers and community oncology centers in US and Europe. A total of eight patients were been enrolled into this trial in 2004. We estimate that this trial, based on our current assumptions regarding trial size and design, will take two to three years to complete; one year for enrollment and two years of follow-up time. The results of the pilot study that lead to this trial were presented at the 2004 Annual Meeting of the AACR, and are published in the April 2005 issue of Urology. The study showed that patients with

Part I

five or more CTCs in 7.5 mL of blood had a statistically significant decreased median survival versus those with fewer than five CTCs. Additionally, CTCs appear to be a better predictor of such outcome versus prostate specific antigen, or PSA.

Summary of completed clinical research and development trials

The following table summarizes the breast cancer trials described above as well as additional clinical research studies we conducted that evaluated the clinical utility of CTCs.

Cancer type	Stage	Year	Site(s) [Reference/Publication]	Key findings	Number of patients and controls
Breast	Metastatic	2003	Multicenter (20 sites) [Circulating tumor cells, disease progression, and survival in metastatic breast cancer. New England Journal of Medicine 351(8): 781-791, 2004.]	CTCs predict time to progression and overall survival; subject of 510(k) submission that received clearance.	177 patients with measurable disease; 345 controls

			[Circulating tumor cells, disease progression, and survival in metastatic breast cancer. New England Journal of Medicine 351(8): 781-791, 2004.]	Detection of CTCs at any time during therapy appears to be a harbinger of progression	177 patients with measurable disease

			[Correlation of changes in circulating tumor cells and radiographic response to treatment in patients with metastatic breast cancer. Breast Cancer Research and Treatment 88(1): S226 (A6018), 2004.]	Detection of CTCs at any time during therapy appears to be a harbinger of progression	83 1st line therapy patients with measurable disease

			[Correlation of changes in circulating tumor cells and radiographic response to treatment in patients with metastatic breast cancer. Breast Cancer Research and Treatment 88(1): S226 (A6018), 2004.]	Evaluation of CTCs after 4 weeks was a stronger predictor of overall survival than radiographic evaluation after 10 weeks	140 patients with measurable disease and radiological imaging studies
Breast	Metastatic	2004	[Multi-center (10 sites) Abstract, ASCO 2005] Cytometry 62A: 46-53, 2004.]	CTCs predict time to progression and overall survival	46 patients with non-measurable disease
Breast	Metastatic	2001	Georgetown University [Monitoring Circulating Epithelial Cells in the Blood of Patients with Advanced Carcinoma of the Breast: A Pilot Study. Proceedings of the American Society of Clinical Oncology, abstract #1964, 2001.]	CTCs predict response in 80% of patients after two cycles of therapy.	28 patients 22 controls

Part I

Cancer type	Stage	Year	Site(s) [Reference/Publication]	Key findings	Number of patients and controls
Breast	Recurrence	2000

Thomas Jefferson University

[Peripheral Blood Tumor Cell Load Reflects the Clinical Activity of the Disease in Patients with Carcinoma of the Breast. International Journal of Oncology 17(3); 573-578, 2001.]

				CTCs detected in patients after surgery for breast cancer. Presence of CTCs may predict recurrence.	45 patients 32 controls
Breast	Metastatic	2000	Georgetown University [Monitoring Expression of HER-2 on Circulating Epithelial Cells in Patients with Advanced Breast Cancer. International Journal of Oncology 21(5); 1111-1118, 2002.]	HER-2/neu protein detected on CTCs in 9 of 19 patients.*	19 patients 22 controls
Breast	Various	1998	University of Texas Southwestern [Detection and Characterization of Carcinoma Cells in the Blood. Proceedings of the National Academy Sciences 95; 4589-4594, 1998.]	CTCs present in cancer patients; CTCs may be useful for early detection and monitoring therapy.	30 patients 13 controls
Colorectal	Metastatic	2003	Fox Chase Cancer Center [Isolation And Characterization Of Circulating Tumor Cells in Patients with Colorectal Cancer. Proceedings of the American Society of Clinical Oncology, abstract #1186, 2003.]	Changes in CTCs correlate with clinical status over time.	50 patients
Colorectal	Various	1999	Lankenau Hospital and Thomas Jefferson University [Detection of Colorectal Cancer in Peripheral Blood Using Ferrofluids. American Society of Colon and Rectal Surgeons, abstract #262, 1999.]	CTCs detected in colorectal cancer patients.	44 patients 27 controls
Prostate	Metastatic	2002	Thomas Jefferson University [Cytometry 62A: 46-53, 2004.]	Observed apoptosis (cell death) of CTCs in prostate cancer patients.	12 patients
Prostate	Metastatic	2002	Thomas Jefferson University [mRNA Profiles of Circulating Tumor Cells (CTC) During Therapy of Advanced Prostate Cancer Patients. Clinical Chemistry 50:5, 826-835, 2004.]	Gene expression can be assessed in CTCs of prostate cancer patients.	9 patients 13 controls

Part I

Cancer type	Stage	Year	Site(s) [Reference/Publication]	Key findings	Number of patients and controls
Prostate	Metastatic	2001	Thomas Jefferson University [Changes in Circulating Carcinoma Cells in Metastatic Prostate Cancer Patients Correlates with Disease Status. Urology 58: 386-392, 2001.]	Changes in CTCs correlate with clinical status over time.	10 patients 22 controls
Prostate	Metastatic	2003	Tri-County Urologic Associates [Circulating Tumor Cells predict Survival in Patients with Metastatic Prostate Cancer. Urology April 2005.]	Presence of 5 or more CTCs in 7.5mL of blood was associated with poor overall survival	37 patients
Various	Metastatic	2003

Multi-center

[Tumor cells circulate in the peripheral blood of all major carcinomas but not in healthy subjects or patients with non-malignant diseases.

Clinical Cancer Research 10(20): 6897-6904, 2004]

				CTCs are found in patients with various cancers	199 non-malignant disease patients; 964 metastatic cancer patients; 145 healthy volunteers
Various	Primary and metastatic	2004	[Expression of epithelial cell adhesion molecule in carcinoma cells present in blood and primary and metastatic tumors. Proceedings of the Annual Meeting of ASCO; 23: 841 (A9541), 2004. International Journal of Oncology In press 2005]	Data support usage of the EpCAM antibody coupled with our ferrofluids	100 metastatic cancer patients
*	In general, approximately 30% of breast cancer patients express the HER-2/neu protein, as assessed by tumor biopsy.

Ongoing and planned clinical trials

To further assess the value of measuring CTCs and endothelial cells in the blood of patients, we are currently conducting several ongoing clinical research trials and are also planning additional trials. These clinical trials will be conducted in conjunction with medical institutions in the US and Europe. The actual start dates for these trials are subject to change based on a variety of factors, including agreement with investigators on protocols, clearance by institutional review boards and product development status. Certain of these ongoing and planned clinical trials are described below:

Non-small cell lung cancer.    We initiated a multi-center pilot trial in 2004 to determine if CTCs could be found in patients with stage I, II, or IIIA non-small cell lung cancer who were about to undergo surgery, and if so, whether the levels of CTCs that appear before or after surgery could predict recurrence, time to recurrence and/or survival. Enrollment was completed with 54 patients, and these patients will be followed until the earlier of two years or until disease recurrence, whichever occurs first.

Breast and colorectal cancer.    We have an ongoing pilot study to determine if CTCs that appear before or after breast or colorectal cancer surgery can predict disease recurrence, time to disease recurrence and survival. We also initiated the development of an assay that detects tumor cells in bone marrow of such

Part I

patients. If these pilot studies are successful, we plan to extend them to a multi-center pivotal trial in 2005. Any future trial to determine the risk profile for patients before and after primary therapy and for the detection of recurrence would be designed based on the results from these studies.

Herceptin/Navelbine.    We are working with the Southwestern Oncology Group, or SWOG, a large cancer cooperative group comprising over 300 oncologists, to collect samples and count CTCs during a planned drug trial involving the use of either Herceptin or Navelbine therapy in breast cancer. This trial, which will be managed by SWOG, is planned to begin enrolling subjects in early 2005.

Breast Cancer.    We plan to participate in a study initiated by the SWOG network in which metastatic breast cancer patients are randomized to alternative therapy as a result of the number of CTCs detected. This trial is planned to begin enrolling subjects in 2005.

Breast Cancer.    We plan to initiate a single center trial in the neoadjuvant breast cancer patient population. This will be a pilot trial to determine the feasibility of using CTCs and CECs to assess response to neoadjuvant chemotherapy in patients with primary breast cancer.

Breast Cancer.    We plan to initiate a pilot trial at three institutions to determine the feasibility of quantifying apoptosis and Bcl-2 expression of CTCs in metastatic breast cancer patients.

Prostate Cancer.    We plan to initiate a pilot study at a single center location to study the ability of mRNA related to CTCs to predict the presence of cancer in men undergoing a prostate biopsy for detection of prostate cancer.

Endothelial cells.    We have developed and commercialized an assay to enumerate CECs in blood. We have initiated pilot studies to determine the prevalence of CECs in healthy donors and patients with a variety of diseases. First results of this survey were presented at the 2005 Annual Meeting of the AACR. CECs were found to be elevated in a significant proportion of patients with metastatic carcinomas. To determine potential clinical utility of CECs the assay was incorporated in the ongoing trials in metastatic colorectal and prostate cancer. We also plan to initiate a pilot study in cardiovascular disease to confirm previous reported data on its clinical significance.

To date, we have not initiated any clinical trials in the field of cancer for a general population screening product. As compared to the clinical trials described above that we have conducted, clinical trials for general population screening are more costly and last significantly longer because the FDA requires extensive testing on a broad spectrum of the population. We do not plan to start a general population screening trial for at least the next 12 months. Therefore, our obligation under our agreement with Veridex that requires us to pay certain clinical trial costs associated with the first cell analysis product for general population screening for a major cancer has not yet occurred.

Development, license and supply agreement with Veridex

In August 2000, we entered into a development, license and supply agreement with OCD, which subsequently assigned all rights and obligations under the agreement to Veridex. Under the terms of this agreement, we granted to Veridex a worldwide exclusive license in the field of cancer to commercialize cell analysis products incorporating our technologies.

In November 2003, as a result of data from various clinical research and development trials and the overall status of our product development program, we and Veridex amended the agreement to redefine some of the development and regulatory milestones that had not been completed as of the amendment date.

In February 2005, we and Veridex further amended the agreement to modify two previous milestones entitled “Colorectal or Breast Cancer Adjuvant Prognosis and Recurrence Monitoring” and “Metastatic Colorectal or Prostate Cancer Therapy Monitoring.” We believe that the modifications to these

Part I

milestones are beneficial to both us and Veridex and were arrived at through mutual assessment of scientific and market data available at the time. The first milestone cited above for the adjuvant/recurrence setting previously had prospective payments to us totaling approximately $1.1 million. While the total of the milestone payments remains the same, this amendment changes the basis of the milestone and achievement requirements to the development of an assay using our proprietary technology for analysis of tumor cells in the bone marrow of cancer patients. The second milestone cited above previously had prospective payments to us totaling $1 million. The total of the milestone payments as well as the overall achievement requirements for this milestone remain the same, but the amendment provides for progress payments triggered by certain events in the development program. A payment of $250,000 is payable to us upon accrual of an adequate number of metastatic colorectal cancer patients to support a regulatory submission to the FDA, and an additional $250,000 is payable to us upon completion of a draft regulatory submission that is acceptable to the joint Steering Committee. The superseded milestone had provided for payment of $500,000 only on Steering Committee approval of the final regulatory submission. We have to date received $500,000 under this milestone, as a result of the enrollment of the first patient in this trial.

With respect to the reagents for the products developed under the license to Veridex, we manufacture and provide bulk reagents to Veridex, and Veridex is responsible for the packaging and distribution of these products. Veridex is obligated to reimburse us at our cost for the bulk reagents, consumable products and disposable items we deliver to them. Upon the sale by Veridex of the products, Veridex is obligated to pay us approximately 30% of its net sales less the cost previously reimbursed for these products. We are obligated under the agreement to manufacture the CellSave Preservative Tube and certain other ancillary products and to sell these finished products to Veridex for resale in connection with the cancer-related cell analysis products.

We have also established a sales agency arrangement with Veridex with respect to our sample preparation and cell analysis systems, such as the CellTracks AutorPrep System, CellSpotter Analyzer and CellTracks Analyzer II. Under this arrangement, Veridex is our exclusive sales, invoicing and collecting agent and exclusive instrument and technical service provider for these systems in the field of cancer. Veridex is responsible for all expenses for marketing, sales and training, and we are responsible for all software development and validation as well as quality control and quality assurance. We are responsible for shipping systems pursuant to purchase orders received by Veridex. We are obligated to pay Veridex a commission on each sale or lease of these sample preparation and cell analysis systems of up to 15% of the invoice price, subject to a minimum gross profit margin received by us on each system of 27.5%. Some customers may enter into a reagent rental agreement with Veridex, whereby the reagent price also carries an amortized cost of the instrument, based on an agreed test volume. In these cases, Veridex will pay us a percentage of the fully loaded cost of the instrument when it is placed in the account. We are responsible for the costs associated with the one-year warranty period. Veridex has the option under the agreement to convert the sales agency relationship to a sole distributorship arrangement upon 12 months’ notice.

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

Part I

We are responsible for developing these cell analysis products and our cell analysis systems under a development plan. We are also responsible for managing and administering all clinical trials under the development plan. This plan is subject to the approval of a joint steering committee comprised of members designated by us and Veridex. Veridex has the majority of votes on this committee, although the entire agreement is subject to arbitration provisions in the event of any disputes that may arise. We must pay the first $5 million in clinical trial costs for the first cell analysis product for general population screening for a major cancer, and Veridex is responsible for the next $5 million of such clinical trial costs. We have agreed to negotiate in good faith for the allocation of costs in excess of $10 million. As of December 31, 2004 we have incurred no costs related to clinical trials for a product for general population screening and we do not anticipate spending any funds on clinical trials toward such a product through 2005.

Beginning with commercialization of the first product under this agreement, we are obligated to invest in certain research and development activities an amount equal to at least 10% of Veridex’s net sales, excluding revenues from instrument sales, from these products. These research and development activities may consist of any activities, such as product improvements, product line extensions and clinical trials, conducted to achieve the milestones described below, to advance the development program designed by the steering committee for this agreement, or to enhance the cancer-related cell analysis products or sample preparation and cell analysis systems based on our technologies. However, beginning with the first calendar year after the amount of these net sales exceeds $250 million we are only required to invest an amount equal to at least 8.5% of these net sales. In addition, if we achieve certain levels of sales of our reagents we may receive up to an additional $10 million in milestone payments from Veridex although we do not expect to receive any milestone payments related to sales goals until at least 2007.

Our agreement with Veridex provides for a total of up to $10.5 million in non-refundable license and milestone payments related to research and development activities, including up to $1.5 million for the initial license and up to $9.0 million related to the completion of certain instrument and clinical trial milestones. We have received $5.8 million as of December 31, 2004. During 2004 we completed a number of milestones as defined in our agreement with Veridex and received milestone payments totaling $1,833,000.

➢	In February 2004 we received $500,000 of the $1,500,000 milestone payment pertaining to breast cancer therapy monitoring pursuant to Veridex’s receipt of 510(k) clearance from the FDA for use of the CellSearch Circulating Tumor Cell Kit. The remaining $1,000,000 will be payable upon successful introduction of our CellTracks Analyzer II as determined by the joint Immunicon and Veridex Steering Committee. The remaining $1,000,000 would become payable upon completion of the payment criteria discussed above. In addition, we and Veridex agreed in November 2003 that there would not be a target date for completion of this milestone and that in lieu of a target date, Veridex would only be obligated to pay us 30.5% of net sales for cell analysis products related this milestone for the term of this agreement, instead of 31% of net sales for such products.

➢	In June 2004 we received a $500,000 milestone payment for initiating a multi-center clinical trial for the monitoring of metastatic colorectal cancer.

➢	In September 2004 we and Veridex agreed that Immunicon had successfully completed three development milestones and as a result we received payments totaling $833,000. Two milestones were related to clinical indications in the non-metastatic setting of prostate and lung cancer and the amounts received by the Company from Veridex were $300,000 and $333,000, respectively. The third was related to the completion of the development of tumor cell profiling reagents for which we received $200,000.

We expect to earn the remaining $4.7 million in milestone payments over the next three to five years.

Part I

We currently do not expect that any of the specific milestone payments discussed above will be materially delayed beyond their applicable target dates. However, because these milestone payments are related to the successful completion of the payment criteria summarized above, including completion of clinical trials, development activities and receipt of regulatory clearances, we may be unable to successfully complete the payment criteria in a timely manner, if at all.

Veridex is responsible under the agreement for obtaining all regulatory clearances, in consultation with us, for these cell analysis products in the field of cancer.

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

The agreement has an initial term of 20 years and is automatically renewed for three-year terms unless earlier terminated. There are various conditions that allow either party to terminate the agreement, including a material breach by either party or by mutual agreement. Veridex may also terminate for additional reasons including upon a change of control of us, as defined in the agreement, at any time prior to commercialization of any cell analysis products under the agreement with or without reason upon 180 days’ prior written notice, or at any time following commercialization of the first cell analysis product under the agreement with or without reason upon 24 months’ prior written notice. At this time we believe the latter provision is in effect due to initiation of commercialization in 2004. In certain circumstances of termination, Veridex may, at its option, retain certain worldwide rights to sell our cell analysis products if it agrees to pay us any unpaid license and milestone payments and an ongoing net sales royalty. Johnson and Johnson Development Corporation beneficially own approximately 8% of our common stock and is a wholly-owned subsidiary of Johnson & Johnson, Inc.

Other collaborations

In addition to our agreement with Veridex, we entered into a number of license, supply, research, development, manufacturing and marketing agreements relating to our products and technologies.

Research and Diagnostic Systems, Inc.

In August 2003, we entered into a license and supply agreement with Research and Diagnostic Systems, Inc., or R&D Systems, a subsidiary of Techne Corporation. Under this agreement, we granted R&D Systems a non-exclusive license, limited to certain life science research products (in markets not regulated by the FDA) utilizing R&D Systems antibodies in conjunction with our proprietary magnetic particles. This agreement allows R&D Systems to sell and use these products using our magnetic particle technology in certain of their current and planned cell isolation products, for life science RUO. Under this agreement, we will receive payment for the bulk materials they require for these research products and royalties on sales of any of these products that incorporate our technologies. The term of this agreement continues for the life of our patent rights pertaining to the license of our technologies under this agreement to R&D Systems, unless terminated earlier. There are various conditions, which allow either party to terminate the agreement, including for material breach by either party, for financial difficulties involving either party, by mutual agreement or for any reason by either party upon six

Part I

months’ prior notice. Under the terms of a separate agreement entered into in August 2003, R&D Systems purchased 80,000 shares of our Series F Preferred Stock at a purchase price of $5.00 per share.

Pfizer Inc.

In February 2003, we entered into a research and development agreement with Pfizer Inc., under which we are collaborating with Pfizer to develop new reagents designed to detect proprietary antigens on CTCs. We believe this project may allow Pfizer to determine the efficacy of their therapeutic products significantly earlier than possible with current methods. We received an initial payment for research support under the agreement and we will receive additional payments upon the completion of certain agreed development goals. This agreement was amended in April 2004 to terminate on February 10, 2005. In December 2004, we and Pfizer entered into a second extension of the agreement, so that the agreement now extends to February 10, 2006. Immunicon believes this project may help Pfizer to determine the efficacy of certain of their therapeutic products significantly earlier than is possible with other methods. During this further extension, we will receive additional payments in support of our research work under the agreement. Pfizer has the right to terminate with or without reason upon five days’ prior written notice, in which case Pfizer’s only obligation will be to pay for services performed up to the termination date plus payment for any non-cancelable obligations.

igeneon

In December 2002, we entered into a master services agreement with igeneon, a biopharmaceutical company based in Vienna, Austria, which focuses on cancer immunotherapies designed to prevent or delay the formation of metastases in cancer of epithelial origin. igeneon is using our technologies to aid in evaluating the efficacy of its cancer vaccines. We currently analyze patient samples from igeneon’s trials and will be permitted to use this data on completion of the studies. Both parties bear the costs of their respective participation in this clinical trial agreement. The agreement may be terminated by either party for an uncured breach or insolvency, provided that, if igeneon terminates for reasons other than breach or insolvency it must pay certain fees to us upon such termination. Either party has the right to terminate the agreement, subject to survival of certain provisions, with or without reason, effective immediately upon notice.

Molecular Probes, Inc.

In November 2000, we entered into a non-exclusive license and supply agreement with Molecular Probes, Inc., which was subsequently acquired by Invitrogen Corporation, in August 2003. Under the terms of the agreement, we have granted to Molecular Probes a non-exclusive license to certain non-instrumented products incorporating our magnetic particle technology for RUO and to provide magnetic reagents and proprietary magnets to Molecular Probes to be packaged and incorporated by Molecular Probes into these products. We received a payment upon execution of the agreement and we will receive royalties on sales of any of these products that incorporate our technology. The term of this agreement continues for the life of our patent rights pertaining to the license of our technologies under this agreement to Molecular Probes, unless earlier terminated. There are various conditions that allow either party to terminate the agreement, including for material breach by either party, for financial difficulties involving either party, by mutual agreement, for any reason by us upon at least twelve months’ prior notice and payment of a termination fee to Molecular Probes, and for any reason by Molecular Probes upon 90 days’ prior notice.

University of Twente and STW

In June 2004 we entered into an addendum to our Technology Development Agreement and License Agreement with Twente, and STW, a research funding agency of the Dutch government. Under the

Part I

modified agreement, STW will provide Twente with up to approximately $1 million toward developing an affordable and portable instrument to monitor patients with HIV. This instrument represents an additional application of our existing technology, specifically the CellTracks EasyCount system, which was developed through our collaboration with Twente. Under the agreement addendum, we will contribute “in kind” research effort toward the project such as personnel, equipment and supplies, and we have rights to commercialize products that result from the agreement.

SALES AND MARKETING

Commercialization of cancer products

Veridex is responsible for worldwide sales, marketing, distribution and service in the cancer market for products based on our technologies that use intact cells. Veridex has established its own marketing organization and sales force to sell to commercial reference and hospital laboratories. Veridex also uses additional commercial resources within other Johnson & Johnson companies that have existing relationships with relevant medical professionals to market these products. The products currently available for sale for IVD use through Veridex include the CellSave Preservative Tube, CellTracks AutoPrep System, CellSpotter Analyzer, the CellSearch Circulating Tumor Cell Kit and the CellSearch CTC Control Kit. The CellSearch Profile Kit is sold by Veridex for RUO. These products are in use in academic centers across the United States and several placements have been made in Europe and Japan including SRL, the largest reference laboratory in Japan. In addition, Quest Diagnostics offers assays using the CellSearch Circulating Tumor Cell Kit, our CellTracks AutoPrep System and CellSpotter Analyzer to its customers based upon in the US, and is actively promoting the assay with a specialized sales force that has expertise in esoteric testing. Together with Veridex, we plan to continue to execute clinical research and marketing studies using these products with opinion leaders in the US, Europe and Japan.

The objective of these studies will be to generate publications that support the potential utility of CTCs in various cancers and in earlier stages of the disease and on the overall performance of the products when used by customers.

Pharmaceutical development market

We believe that our products can be used to aid pharmaceutical and biotechnology companies with therapeutic development programs. We and Veridex market our cancer products to reference laboratories that service the pharmaceutical and biotechnology industry and directly to pharmaceutical and biotechnology companies. We have entered into an agreement with Pfizer relating to an ongoing collaboration that incorporates our technology into one of Pfizer’s drug development programs. We have sold a system to a major pharmaceutical company for use in various drug development and clinical trials and have shipped a system to a major clinical research organization in the U.S.

Life science research market

The life science research market includes academic centers and other private and public institutions in addition to corporations engaged in research in cell and molecular biology. Our agreements with R&D Systems Inc. and Molecular Probes (now part of Invitrogen Corporation) permit these companies to sell and use our magnetic particle technology in cell capture and analysis products in the life science research market. Additional strategies to market to this segment include:

➢	Further developing relationships with R&D Systems and Invitrogen Corporation in order to leverage their sales, marketing and distribution infrastructures. Both companies have established relationships with customers in the life science research market and have substantial resources for the introduction of new products.

Part I

➢	Exploring additional corporate partnerships with large, well-capitalized organizations that could offer broad access to the life science research market.

Reimbursement

We intend to focus with our marketing partners on obtaining coverage and reimbursement from major national and regional managed care organizations and insurance carriers throughout the US. Most of the third-party payor organizations independently evaluate new diagnostic products by reviewing the published literature or the Medicare coverage and reimbursement policy on the specific diagnostic product. To assist the third-party payors in their respective evaluations of our diagnostic products, we and Veridex intend to provide scientific and clinical data to support our claims of the safety and efficacy of our products. Furthermore, we believe that the FDA’s action to establish a new classification for use of our technology in cancer under their de novo review process may assist us and Veridex in obtaining attractive reimbursement rates.

Successful sales of our products in the US and other countries will depend on the availability of reimbursement from third-party payors such as private insurance plans, managed care organizations, and Medicare and Medicaid. There is significant uncertainty concerning third-party reimbursement for the use of any medical device incorporating new technology. Reimbursement by a third-party payor depends on a number of factors, including the level of demand by health care providers and the payor’s determination that the use of the product represents a clinical advance compared to current technology and is safe and effective, medically necessary, appropriate for specific patient populations and cost-effective. Since reimbursement approval is required from each payor individually, seeking such approvals is a time-consuming and costly process, which requires us to provide scientific and clinical data to support the use of our products to each payor separately.

In the US, the American Medical Association assigns specific Current Procedural Terminology, or CPT, codes, which are necessary for reimbursement for diagnostic tests. There are several steps for establishing reimbursement for products that use new technologies, including creating a new CPT code, establishing payment levels and securing coverage decisions with payors. Once the CPT code is established, the Centers for Medicare and Medicaid Services, or CMS (formerly the Health Care Financing Administration), establish reimbursement payment levels and coverage rules under Medicaid and Medicare, and private payers establish rates and coverage rules independently. Coding and coverage activities generally proceed simultaneously. Currently, there are no CPT codes that apply specifically to our products. However, early customers such as Quest Diagnostics have been successful in securing reimbursement using existing codes. Payment levels have been sufficient to support the pricing structure during the early phases of commercialization.

Healthcare providers are reimbursed by payors based on fee schedules for services and procedures. We believe that the pathology and laboratory fee schedule may be the applicable section for our current and future products. Each lab test on the fee schedule is identified by a unique code and descriptor.

In addition, Veridex has an active internal program for obtaining reimbursement, supplemented by various corporate resources within Johnson & Johnson. This program is aimed at establishing new CPT codes and simultaneously beginning the process of obtaining reimbursement and coverage from major national and regional managed care organizations and insurance carriers throughout the US. Veridex also has conducted research regarding reimbursement in Europe and Japan and is developing programs to address these key international markets.

However, we have no experience in obtaining reimbursement for any products in the US or other countries. In addition, third-party payors are routinely limiting reimbursement coverage for medical devices and in many instances are exerting significant pressure on medical suppliers to lower their prices.

Part I

Also, outside of the US, healthcare reimbursement systems vary from country to country, and may not provide adequate reimbursement coverage, if any, for our products. We do not know whether third-party reimbursement will be available for our initial products or any other products that we may develop in the future, or that such third-party reimbursement, if obtained, will be adequate.

Competition

Rapid product development, technological advances, intense competition and a strong emphasis on proprietary products characterize the biotechnology, pharmaceuticals and medical device industries. Our products could be rendered obsolete or uneconomical by the introduction and market acceptance of competing products, by technological advances of our current or potential competitors or by other approaches.

The development, FDA approval and commercial marketing of competing products for cell-based diagnostics products could have a material adverse effect on our business, financial condition and results of operations. We face direct competition from a number of publicly traded and privately held companies, including other manufacturers of cancer diagnostics products.

We and Veridex compete on the basis of a number of factors, including product labeling and supporting clinical data, product design, automation and integration, product quality and performance, manufacturing efficiency, marketing and sales capabilities, intellectual property and customer service and support. We do not know if we will be able to compete successfully against current or future competitors or that competition, including the development and commercialization of new products and technologies, will not have a material adverse effect on our business, financial condition or results of operations.

We will experience competition for our IVD products from companies that manufacture and market current diagnostic products, including imaging and serum tumor markers. In addition, several companies have developed automated microscope-based analysis systems to be used for cellular analysis, including large companies such as Leica Camera AG, Olympus Corporation, Nikon Corporation, and Carl Zeiss, Inc. and smaller companies such as ChromaVision Medical Systems, Inc. (now Clarient, Inc.), Applied Imaging Corp., MetaSystems, Inc., Guava Technologies, Inc. and CompuCyte Corp.

In addition, companies offering tumor cell isolation or analysis products in the research market may attempt to develop products that might be functionally similar to ours. However we do not believe they currently have either the stand-alone capability or regulatory clearances to provide the complete commercial package of cell preservation, cell isolation, cell labeling, and cell detection techniques which we believe is required to address some of the current inadequacies of existing diagnostic methods.

For example, several companies offer research products for tumor cell isolation, including Miltenyi Biotec, Inc., Dynal Biotech, Inc. and StemCell Technologies, Inc. Several other companies supply fluorescently labeled antibodies that can be used to characterize tumor cells, including BD Biosciences and Beckman Coulter, Inc.

Given the market opportunity for cancer diagnostic products, many companies, including the competitors listed above, are conducting ongoing research and development activities designed to address the current inadequacies of existing cancer diagnostic methods, but we are not aware of any publicly announced cancer diagnostic procedures currently under development that effectively address all of these inadequacies.

Many of our competitors possess greater financial, managerial and technical resources and have established reputations for successfully developing and marketing diagnostic products, all of which put us at a competitive disadvantage. We may also face competition for the in-licensing of products from other companies that may be able to offer better terms to the licensors.

Part I

Furthermore, new developments, including new cancer diagnostic methods, can occur rapidly in the industry. These developments may render our products or technologies obsolete or noncompetitive.

Manufacturing and supply

Our facilities currently comprise approximately 53,500 square feet, of which 10,200 square feet of space is dedicated to manufacturing of bulk reagents and instruments at our Huntingdon Valley, PA location. Our manufacturing operations are required to be conducted in accordance with the FDA’s current Good Manufacturing Practices, or cGMP, requirements in the FDA’s quality system regulations, or QSRs, and our space and manufacturing processes have been designed to comply with these QSRs. QSRs require, among other things, that we maintain documentation and process controls in a prescribed manner with respect to manufacturing, testing and quality control. We are subject to FDA inspections to verify compliance with QSRs. We are currently certified as being in compliance with the ISO 13485 standard, and we intend to obtain the CE mark, which is required for our products to be sold in the European Union.

We manufacture bulk reagents, the disposable components of the CellSearch Circulating Tumor Cell Kit and certain ancillary products. We purchase basic raw materials and perform value-added manufacturing processes such as bulk formulation and in some cases, packaging, at our facility. Certain raw materials used in the manufacturing of our reagent products are available from a limited number of sources, such as Invitrogen Corporation, Prozyme, Inc., International Specialty Products and Supelco, a subsidiary of Sigma-Aldrich Co. We acquire these raw materials on a purchase order basis. To date, we have not experienced any significant interruption in supply from these vendors. We believe our manufacturing capacity is sufficient for commercialization of our IVD products.

We manufacture the CellSpotter Analyzer and CellTracks Analyzer II on site from purchased components.

Astro Instrumentation LLC, based in Strongsville, Ohio, manufactures the CellTracks AutoPrep System under contract. We complete final assembly and perform quality control testing and release for this instrument at our facility.

Kendall, a Tyco Healthcare Company, manufactures the CellSave Preservative Tube for us. We manufacture the bulk cell preservative reagent under a non-exclusive license from Streck Laboratories, Inc., or Streck. We ship this bulk reagent to Kendall for filling and packaging.

Intellectual property and proprietary information

Protection of our intellectual property is a strategic priority for our business, and we rely on a combination of patent, trademark, copyright and trade secret laws to protect our interests. Our ability to protect and use our intellectual property rights in the continued development and commercialization of our technologies and products, operate without infringing the proprietary rights of others, and prevent others from infringing our proprietary rights, is crucial to our continued success. We will be able to protect our products and technologies from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, trademarks or copyrights, or are effectively maintained as trade secrets, know-how or other proprietary information. Generally, US patents have a maximum term of 20 years from the date an application is filed.

We seek US and international patent protection for our processes, reagents and other components of diagnostic products, instrument system platforms and their major components, and all other commercially important technologies we develop.

While we own much of our intellectual property, including patents, patent applications, trademarks, copyrights, trade secrets, know-how and proprietary information, we also license related technology of

Part I

importance to commercialization of our products. For example, to continue developing and commercializing our current and future products, we may license intellectual property from commercial or academic entities to obtain the rights to technology that is required for our research, development and commercialization activities. In connection with the commercial distribution of our products, we also have obtained trademark registrations in the US for “Immunicon”, the Immunicon logo, CellTracks AutoPrep logo, CellSpotter Analyzer logo, “CellSpotter”, “Magnest”, “CellSave”, and “CellTracks”. We have filed a number of trademark registration applications in preparation for commercial distribution activities on future products. Much of the proprietary software and related information utilized in our instrument systems is protected by our copyright rights or by such rights that we have licensed.

We devote significant resources to obtaining, enforcing and defending patents and other intellectual property and protecting our other proprietary information. We already have obtained patents or filed patent applications on a number of our technologies, including important patents and patent applications relating to the use of our cell separation and enrichment technologies and cancer diagnostic methodologies. If valid and enforceable, these patents may give us a means of blocking competitors from using similar or alternative technology to compete directly with our products. We also have certain proprietary trade secrets that are not patentable or for which we have chosen to maintain secrecy rather than file for patent protection. With respect to proprietary know-how that is not patentable, we have chosen to rely on trade secret protection and confidentiality agreements to protect our interests.

We solely own all of the patents and patent applications set forth above relating to our technologies, with the exception of the patents or patent applications related to technologies resulting from our collaboration with University of Texas, or Texas, which are jointly owned by Texas and us and are subject to the terms of the exclusive license to us from Texas described below.

We also have exclusively in-licensed significant intellectual property, including patents and know-how, related to our cell analysis instrumentation and cell isolation and enrichment products. In April 1997, we entered into a license agreement with the Twente. Under this agreement, Twente granted to us an exclusive, worldwide, royalty-bearing license to make, have made, use, lease and/or sell products comprising certain inventions and developments developed at Twente relating to analysis of various particles that are similar to cells and cell particles. This technology and the underlying patents and know-how contribute significantly to our CellTracks Analyzer. This agreement will terminate upon the later of April 2007 or the expiration date of the last to expire of the patents licensed under this agreement. In addition, Twente may unilaterally terminate this agreement if we are in material breach or if we become bankrupt or insolvent. Twente also may unilaterally terminate the license granted under this agreement if we do not maintain sufficient general and product liability insurance coverage once we have begun clinical trials and commercialization of our products.

In June 1999, we entered into a license agreement with the Texas. Under this agreement, Texas granted to us an exclusive, worldwide, royalty-bearing license to use, have used, manufacture, have manufactured, sell and/or have sold products comprising certain technologies, including patents and know-how, which we developed in collaboration with Texas, relating to the isolation, enrichment and characterization of circulating epithelial cells and determination of their relationship to cancer disease states. We are responsible for making royalty payments of 1% of reagent sales incorporating the intellectual property licensed to us under this agreement. This agreement terminates when all of Texas’s rights to the licensed technologies expire. In addition, Texas also may unilaterally terminate this agreement if we are in material breach or become bankrupt or insolvent. Texas also may unilaterally terminate the license granted under this agreement, or the exclusivity of such license, in any national political jurisdiction if we fail to provide written evidence satisfactory to Texas, within 90 days of receiving written notice from Texas that it intends to terminate this license, that we or our sublicensees have commercialized or are actively attempting to commercialize a licensed invention in these jurisdictions.

Part I

In addition, in July 2002, we entered into a license agreement with Streck. Under this agreement, Streck granted to us a non-exclusive, worldwide, royalty-bearing license to practice certain of Streck’s cell preservation technology, including patents and know-how, for the research, development, manufacture and sale of our CellSave Preservative Tube to test for the presence of epithelial cells or CTCs in a sample of fluid from a patient. This agreement will terminate upon the expiration date of the last to expire of the patents licensed under this agreement or by mutual written agreement by Streck and us. In addition, either party also may terminate this agreement if the other party is in material breach or becomes involved in financial difficulties, including bankruptcy and insolvency. In December, 2004, we exercised our right under the amended license agreement to extend the field of the license to include testing for the presence of endothelial cells in a sample of fluid from a patient.

We have a portfolio of issued patents and patent applications, which we believe provides patent coverage for our proprietary technologies and products. As of March 1, 2005 our intellectual property estate consisted of 197 issued patents or patent applications, as follows:

➢	33 issued US patents, including two US design patent;

➢	22 US non-provisional patent applications;

➢	18 US provisional patent applications;

➢	23 foreign patents, including 6 foreign design patents;

➢	93 foreign patent applications that are in various national stages of prosecution; and

➢	8 foreign patent applications not at the national stage.

Each of the foreign filings corresponds in subject matter to a US patent filing. Our patent portfolio as of March 1, 2005 is summarized in the following table:

Category	US patents granted		US applications filed		Foreign patents granted		Foreign applications filed
Methods of Use	9		17		5		18
Material Production-Method	6		6		5		33
Magnetic Separators	6		2		6		5
Platforms/Other Devices	12	*	15	*	7	*	45
Total	33		40		23		101

*	Including design patent applications and patents.

Our family of patents covering our cancer-related products will expire from February 2019 to June 2023 for issued patents and pending applications when issued, respectively. Our patents relating to our immunomagnetic particle technology will expire from July 2019 to October 2020 for issued patents and pending applications when issued, respectively. Our patents relating to our instrumentation platforms will expire between June 2019 and December 2024 for issued patents and pending applications when issued, respectively. Our group of patent filings covering supportive technology, related to control cells, instrument disposable cartridge designs and apparatus for cellular enrichment, when issued, will expire between August 2019 and November 2024.

We generally require our employees, consultants, outside collaborators, and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships. Under these agreements, all confidential and proprietary information developed by or made known in the course of the relationship with us is kept confidential and not disclosed to third parties except in specific circumstances.

Part I

Government regulation

General

Our products are subject to various federal, state and international rules and regulations governing the medical products industry. In the US, we are subject to federal regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act. The FDA regulates the clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Failure to comply with applicable requirements can lead to sanctions, including withdrawal of products from the market, recalls, refusal to authorize government contracts, product seizures, civil money penalties, injunctions and criminal prosecution.

The FDA classifies medical devices into one of three classes on the basis of the controls deemed necessary to reasonably ensure their safety and effectiveness:

➢	Class I general controls, including labeling, device listing, reporting and for some products, adherence to good manufacturing practices through the FDA’s QSRs, and pre-market notification;

➢	Class II general controls and special controls, which may include performance standards and post-market surveillance; and

➢	Class III general controls and pre market approval, or PMA approval.

Before being introduced into the market, our products must obtain market clearance through either the 510(k) pre-market notification process or the PMA application process. A 510(k) clearance typically will be granted if a company demonstrates to the FDA that its device is substantially equivalent in intended use, safety and effectiveness to a legally marketed Class I or II medical device or to a Class III device marketed prior to 1976 for which the FDA has not yet required the submission of a PMA. In some cases, clinical trials may be required to support a claim of substantial equivalence. It generally takes from two to twelve months from the date of submission to obtain clearance of a 510(k) submission, but it may take longer.

After a medical device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a significant change in its intended use, requires a new 510(k) clearance or could require a PMA approval. The FDA requires each manufacturer to make this determination, but the FDA can review the decision. If the FDA disagrees with the manufacturer’s decision not to seek FDA authorization, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing until clearance or approval is obtained or take other action. Under the Medical Device User Fee and Modernization Act of 2002, or MDUFMA, we are subject to a fee of up to $3,500 for each 510(k) submission.

If a previously unclassified medical device does not qualify for the 510(k) pre-market notification process because there is no predicate device to which it is substantially equivalent, and the device may be adequately regulated through general controls or special controls, the device may be eligible for clearance through what is called the de novo review process. If FDA grants de novo classification, the device will be placed into either Class I or Class II, and allowed to be marketed. In order to use the de novo procedure, the manufacturer must receive a letter from FDA stating that the device has been found not substantially equivalent and placed into Class III, and then within 30 days submit to FDA a request for a new classification. The FDA has 60 days in which to approve or deny the de novo classification request. If a product is reclassified into Class I or II through the de novo process, then that device may serve as a predicate device for subsequent 510(k) pre-market notifications.

If a medical device does not qualify for the 510(k) pre-market notification process and is not eligible for clearance through the de novo review process, a company must file a PMA application. The PMA application process generally requires more extensive pre-filing testing than is required for a 510(k) pre-

Part I

market notification and is more costly, lengthy and uncertain. The PMA process can take one to two years or more. The PMA application process requires the manufacturer to prove the safety and effectiveness of the device to the FDA’s satisfaction through extensive pre-clinical and clinical trial data, as well as information about the device and its components, including, among other things, device design, manufacturing and labeling. Before approving a PMA, the FDA generally also performs an on-site inspection of the applicant’s manufacturing facilities to ensure compliance with QSR requirements. The current MDUFMA fee for us to submit a PMA is up to $206,811 per PMA, but we may qualify for a small business reduction or first time exemption from the fee. After any PMA approval, a new PMA application or PMA supplement is required in the event of certain modifications to the device, it’s labeling, intended use or indication, or its manufacturing process.

The CellSearch Circulating Tumor Cell Kit, along with our CellSpotter Analyzer, has received clearance through the de novo review process. Our CellSave Preservative Tube, our CellPrep System, our CellTracks AutoPrep System and our CellTracks Analyzer have received clearance through the 510(k) process. Our CellTracks Analyzer, however, is cleared only as a differential cell analyzer for CD3/CD4 cell analysis, and has not been cleared for cancer applications. Veridex has received 510(k) clearance for the Control Cell Kit, a predicate version of the CellSearch Epithelial Cell Control. We believe that some of the products we are developing and anticipate will be sold in diagnostic kit form, especially products that may be used for screening, may require PMA approval, if we are unable to demonstrate to the FDA either that these potential products are substantially equivalent to a predicate device or are eligible for clearance through what is called the de novo review process.

Clinical trials

Generally, to conduct clinical trials of a medical device, a sponsor must comply with the Investigational Device Exemption, or the IDE regulations. Studies of IVD devices are exempt from the IDE regulations if the testing:

➢	is not invasive;

➢	does not require an invasive sampling procedure that presents significant risk;

➢	does not introduce energy into a subject; and

➢	is not used as a diagnostic procedure without confirmation by another, medically established diagnostic product or procedure.

In addition, IVD devices that are exempt from IDE requirements must be labeled that they are for investigational use only and that their performance characteristics have not been established. Whether or not an investigation is subject to the IDE regulations, a clinical investigator’s data that may be submitted in connection with a marketing application must comply with the FDA’s regulations and scientific standards relating to informed consent, institutional review board, or IRB, oversight of inspections, adherence to investigational protocols, and pertinent reports and recordkeeping. These scientific and regulatory expectations extend to the sponsors when they engage in clinical trials. All of our clinical trials to date have been conducted under the FDA’s IDE exemption provisions. Although we typically consult with the FDA regarding the design of our studies prior to initiating them, this does not ensure that the FDA will accept the data from these studies. If the FDA were to determine that we should have complied with the IDE regulations for any of our studies, or if we fail to comply with any of these requirements, the FDA could refuse to grant permission to market our devices or impose other sanctions.

The FDA permits the distribution of products that are intended for research use in a laboratory-based phase of development. A research product may not be promoted for human clinical diagnostic or prognostic use. In addition, tests performed with products intended for research use must be labeled as such. We expect to market certain products, such as the CellSearch Profile Kit, initially for RUO.

Part I

Analyte specific reagents

The FDA regulates the sale of certain reagents, including some of our reagents, used in laboratory tests. The FDA refers to the reagents used in these tests as ASRs. ASRs react with a biological substance including those intended to identify a specific DNA sequence or protein. ASRs generally do not require FDA PMA approval or clearance if they are sold in compliance with the ASR regulations and are sold to:

➢	IVD manufacturers;

➢	clinical laboratories certified by the government to perform high complexity testing; or

➢	organizations that use the ASRs for purposes other than providing diagnostic information to patients and practitioners, e.g., forensic, academic, research and other nonclinical laboratories.

Products sold under this exemption must be labeled in accordance with FDA requirements, including a statement that their analytical and performance characteristics have not been established. A similar statement would also be required on all related advertising and promotional materials. The FDA also limits the kind of performance claims that ASR manufacturers may make. Laboratories also are subject to restrictions imposed by the Federal Trade Commission and comparable state agencies on the labeling and marketing of tests that have been developed using ASRs. ASRs also must be manufactured in accordance with QSRs. The ASR regulatory category is relatively new, and its regulatory boundaries are not well defined. We believe the ASRs that we intend to sell to research or clinical reference laboratories, currently do not require FDA approval or clearance. We cannot be sure, however, that the FDA will not change its policy to require pre-market approval or clearance for one or more of our ASRs. In addition, we cannot be sure that the FDA will not change its position in ways that could negatively affect our operations through regulation, policies or new enforcement initiatives.

Continuing regulation

Numerous requirements apply to manufacturers and distributors of marketed medical devices. Device manufacturers must be registered and their products listed with the FDA. Certain adverse events, product malfunctions, recalls and corrective actions must be reported to the FDA under post-market surveillance requirements. Manufacturers must comply with the FDA’s QSRs, which establish extensive requirements for quality control, documentation and manufacturing procedures. The FDA also regulates product labeling, promotion, and in some cases, advertising, of medical devices. Products may only be promoted by us and any of our distributors for their approved or cleared indications. The FDA has actively enforced regulations prohibiting the marketing of products for unapproved uses. Violations of the FDA regulations may result in agency enforcement action. The FDA periodically inspects facilities to ascertain compliance with these and other requirements.

Our product development and testing activities are also subject to a variety of state laws and regulations. Any applicable state or local regulations may hinder our ability to manufacture or test our products in those states or localities. We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Federal and state laws protect the confidentiality of certain patient health information, including patient records, and restrict the use and disclosure of that protected information. In particular, the US Department of Health and Human Services published patient privacy rules under the Health Insurance Portability and Accountability Act of 1996. These privacy rules protect medical records and other personal health information by limiting its use and release, giving patients the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. We believe that we generally have taken all necessary steps to comply

Part I

with health information privacy and confidentiality statutes and regulations in all jurisdictions, both state and Federal. However, we, or the parties with which we do business, may not be able to maintain compliance in all jurisdictions where we do business. Failure to maintain compliance, or changes in state or Federal laws regarding privacy, could result in civil and/or criminal penalties and could have a material adverse effect on our business.

EMPLOYEES

As of December 31, 2004, we had 139 employees at two facilities, consisting of one facility at our corporate address in Huntingdon Valley, PA and another facility in Enschede, The Netherlands. Fourteen of these employees hold Ph.D. degrees and one of these employees holds an M.D. and a Ph.D. degree. Of the 132 full-time and 7 part-time employees, 69 are directly involved in research and development, and 44 are involved in manufacturing operations. Four of our full time employees are employed in The Netherlands. None of our employees are represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Part I

RISK FACTORS

The following is a discussion of certain significant risk factors that could potentially negatively impact our financial condition, performance and prospects. In addition to other information contained in this report, you should carefully consider the following factors in evaluating our company. Any of the following factors could materially and adversely affect our business, financial position and results of operations.

RISKS RELATING TO OUR BUSINESS

We have a history of operating losses, expect to continue to incur substantial losses, and might never achieve or maintain profitability.

We are a development stage company with limited operating history. We have incurred significant net losses since we began operations in 1983. As of December 31, 2004, we had a deficit accumulated during our development stage of $91.5 million. For the 12 months ended December 31, 2004 and 2003 we had net losses of $27.9 million and $17.6 million, respectively. These losses have resulted primarily from costs incurred in our research and development programs and from our general and administrative expenses. Because our operating expenses are likely to increase significantly in the near term, we will need to generate significant additional revenue to achieve profitability. As we do not as yet have sufficient operating revenue from the sales of our products to offset our losses, we expect our losses to continue to increase as a result of ongoing research and development and clinical trial expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development efforts, market acceptance and uncertainties concerning the success of sales efforts by us and Veridex, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

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

We entered into a development, license and supply agreement with Veridex, under which we granted to Veridex a worldwide exclusive license in the field of cancer to commercialize cell analysis products based on our technologies. We also appointed Veridex as our exclusive sales, invoicing and collection agent for our cell analysis instrumentation in cancer. Veridex may terminate this agreement with or without reason at any time by providing us with 24 months’ prior written notice. Veridex also may terminate this agreement if we are in material breach or are acquired by a competitor in the IVD field. In addition, while we have granted Veridex the exclusive right to market, distribute and conduct field, technical, customer service and certain manufacturing finishing operations for these products, this agreement provides that Veridex has very limited obligations to perform these functions. For example, the agreement does not require Veridex to meet any minimum levels with respect to sales, marketing personnel or other marketing expenditures. If Veridex were to terminate, fail to meet its obligations under this agreement or fail to deploy adequate resources to commercialize products under this agreement:

➢	we would incur significant delays and expense in the commercialization of these products;

➢	we might be unable to enter into a similar agreement with another company with similar resources to commercialize these products and perform these functions on acceptable terms, if at all; and

Part I

➢	we might be unable to commercialize these products or perform these functions successfully ourselves.

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

If our products and Veridex’s products do not achieve market acceptance, we will be unable to generate significant revenues from them.

The future commercial success of our products and of Veridex’s products based on our technologies will depend primarily on:

➢	convincing research, reference and clinical laboratories to conduct validation studies using these products and to offer these products as research tools for scientists and clinical investigators and as diagnostic products to physicians, laboratory professionals and other medical practitioners; and

➢	convincing physicians, laboratory professionals and other medical practitioners to order tests for their patients involving our technologies.

To accomplish this, we and Veridex will need to convince oncologists, primary care physicians, surgeons, laboratory professionals and other members of the medical and biotechnology communities of the benefits of these products through published papers, presentations at scientific conferences and additional clinical trials. For example, at the present time we and Veridex do not have sufficient data to indicate that there may be a significant market for any of our products for monitoring of recurrence of cancer in patients. If we and Veridex are not successful in these efforts, the market acceptance for these products could be limited. Additionally, if ongoing or future clinical trials result in unfavorable or inconsistent results, these products may not achieve market acceptance. Other factors that might influence market acceptance of these products include the following:

➢	evidence of clinical utility;

➢	ability to obtain sufficient third-party coverage or reimbursement;

➢	convenience and ease of administration;

➢	availability of alternative and competing diagnostic products;

➢	cost-effectiveness;

➢	effectiveness of marketing, distribution and pricing strategy; and

➢	publicity concerning these products or competitive products.

If these products do not gain broad market acceptance, our business will suffer.

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

Part I

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

All of the products that we or Veridex intend to submit for FDA clearance or approval will be subject to substantial restrictions, including, among other things, restrictions on the indications for which we and Veridex may market these products, which could result in lower revenues. The marketing claims we and Veridex will be permitted to make in labeling or advertising regarding our cancer diagnostic products, if cleared or approved by the FDA, will be limited to those specified in any clearance or approval. We expect that initially many of these products will be limited to RUO. In addition, both we and Veridex are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. If the FDA finds that we or Veridex have failed to comply with these requirements, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions, including:

➢	fines, injunctions and civil penalties;

➢	recall or seizure of our products or Veridex’s products;

➢	operating restrictions, partial suspension or total shutdown of production;

➢	denial of requests for 510(k) clearances or PMAs of product candidates;

➢	withdrawal of 510(k) clearances already granted;

➢	disgorgement of profits; and

➢	criminal prosecution.

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

We have limited commercial manufacturing experience and capabilities. We currently assemble or perform final assembly, test and release of the CellSpotter System, the CellTracks AutoPrep System and the CellTracks Analyzer II, as well as bulk reagents and other associated products used with the CellTracks AutoPrep System, at our facility located in Huntingdon Valley, Pennsylvania. We currently have adequate manufacturing capacity, or have planned for expansion of such capacity, to meet anticipated demand for 2005 and 2006. However, in order to meet anticipated demand thereafter, we will have to expand our manufacturing processes and facilities or increase our reliance on third-party manufacturers. Under our agreement with Veridex, we might be required to establish a third manufacturing facility or qualify a contract manufacturer in the future. We might encounter difficulties in expanding our manufacturing processes and facilities or in expanding our relationships with third-party manufacturers and might be unsuccessful in overcoming these difficulties. In that event, our ability to meet product demand could be impaired or delayed.

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

Part I

For example, we are dependent on a small, private, contract design, engineering and manufacturing company, Astro Instrumentation, LLC, or Astro, for our CellTracks AutoPrep System. If Astro loses key personnel or encounters financial or other difficulties, they may be unable to continue to manufacture this system and provide ongoing design and engineering support for commercialization and future enhancements of this system, and we may have difficulty replacing them. In addition, we currently use a third-party manufacturer for our CellSave Preservative Tube. We are dependent on these third-party manufacturers to perform their obligations in a timely and effective manner and in compliance with FDA and other regulatory requirements. If these third-party manufacturers fail to perform their obligations, our competitive position and ability to generate revenue could be adversely affected in a number of ways, including:

➢	we might not be able to initiate or continue clinical trials on products that are under development;

➢	we might be delayed in submitting applications for regulatory approvals and clearances for products; and

➢	we might not be able to meet commercial demands for any approved or cleared products.

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

We and any third-party manufacturers that we currently rely on or will rely on in the future, including those we rely on to produce our CellTracks AutoPrep System and CellSave Preservative Tube, must continuously adhere to the current good manufacturing practices, or cGMP, set forth in the FDA’s QSRs, and enforced by the FDA through its facilities inspection program. In complying with QSR, we and any of our third-party manufacturers must expend significant time, money and effort in design and development, testing, production, record-keeping and quality control to assure that our products meet

Part I

applicable specifications and other regulatory requirements. The failure to comply with these specifications and other requirements could result in an FDA enforcement action, including the seizure of products and shutting down production. We or any of these third-party manufacturers also may be subject to comparable or more stringent regulations of foreign regulatory authorities. If we or any of our third-party manufacturers fail to comply with these regulations, we might be subject to regulatory action, which could delay or curtail our ability to develop, and Veridex’s and our ability to commercialize, products based on our technologies.

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

We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, commercialization, manufacturing, clinical trials and research and development activities. Specifically, we will need to raise additional capital to, among other things:

➢	sustain commercialization with Veridex of our initial products;

➢	pursue regulatory approvals and clearances;

➢	expand our technologies into other areas of cancer and medicine;

➢	expand our research and development activities;

➢	acquire or license technologies;

➢	fund our clinical trial activities;

➢	expand our manufacturing activities; and

➢	finance capital expenditures and our general and administrative expenses.

To date, we have raised capital through private equity, public equity and debt financings, license and milestone revenues from corporate collaborations, capital equipment and leasehold financing, government grants and interest earned on cash and investments. However, our present and future funding requirements will depend on many factors, including, among other things:

➢	the level of research and development investment required to maintain and improve our technology position;

➢	costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

➢	our need or decision to acquire or license complementary technologies or acquire complementary businesses;

➢	changes in product development plans needed to address any difficulties in manufacturing or commercialization;

➢	competing technological and market developments; and

➢	changes in regulatory policies or laws that affect our operations.

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

If we raise additional funds by issuing equity securities, further dilution to our stockholders could result, and new investors could have rights superior to those of our existing shareholders. Any equity securities

Part I

issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may have to delay or may be unable to continue to develop our products.

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

Part I

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

If we decide to perform any sales, marketing and distribution functions ourselves, we might face a number of risks, including:

➢	our ability to attract and build the significant and skilled marketing staff or sales force necessary to commercialize and gain market acceptance for our products;

➢	the amount of time and cost of establishing a marketing staff or sales force might not be justifiable by the revenues generated by any particular product; and

➢	the failure of our direct sales and marketing personnel to initiate and execute successful commercialization activities.

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

Part I

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

➢	pursue acquisitions, joint ventures or other collaborations;

➢	license proprietary technologies that are competitive with our technologies;

➢	attract funding; and

➢	attract and hire scientific talent.

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

To improve our competitive position, we believe that we will need to develop new products as well as improve our existing instruments, reagents and ancillary products. Improvements in automation and throughput (the number of tests that can be performed in a specified period of time) of our products will be important to the competitive position of our products as we market to a broader, perhaps less technically proficient, group of customers. Our ability to develop new products and make improvements in our products may face difficult technological challenges leading to development delays. For example, we had experienced delays in connection with the development of our CellTracks Analyzer cell analysis instrument for use in cancer diagnostic testing. These delays were the result of technical problems associated with reliability of the system to detect cancer cells. In response, we are planning to introduce a second-generation instrument, the CellTracks Analyzer II, which, among other improvements by compared to our CellSpotter Analyzer, implements enhancements such as the automation of data acquisition and enhanced detection of CTCs and other types of cells. We are also continuing to develop our analyzer platforms further because we believe that some of the planned features, such as the ability to quantify cellular markers using ASRs, may be required to address future potential research and clinical applications and to remain competitive. If we are unable to successfully complete development of new products or if we are unable to successfully complete the planned enhancements to our products, in each case without significant delays, our future competitive position may be adversely affected.

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

Part I

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

We have obtained patents in the US and in foreign countries relating to many of the technologies that are the basis of our products, such as the basic technologies relating to the separation and isolation of cells for the detection of cancer and the various aspects of the reagents, methods and instrument platforms that we are commercializing or plan to commercialize. In addition, we maintain trade secrets, especially where we believe patent protection is not appropriate or obtainable, on various aspects of our technologies and that we do not wish to become publicly known. However, obtaining, defending and enforcing our patents and other intellectual property rights involve complex legal and factual questions. For example, many of our key patents relating to our basic technologies for the separation and isolation of cells for the detection of cancer contain claims covering our processes for manufacturing and using our magnetic separation particles, or ferrofluids. If a competitor were to practice or use these processes without our knowledge or consent, these patents may be particularly difficult to defend or enforce because it may not be apparent from examination of the competitor’s products that the competitor is using our patented processes. In particular, if we were not able successfully to defend or enforce our patents that cover our ferrofluids, which are utilized as a key component of our CellTracks AutoPrep System, competitors could more easily produce systems that might be able to perform separation of CTCs from blood samples in a manner substantially equivalent to our CellTracks AutoPrep System without compensating us, resulting in substantial damage to our business.

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

Part I

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

Part I

If a third party claims that we infringe upon its proprietary rights, any of the following may occur:

➢	we may become involved in time-consuming and expensive litigation, even if the claim is without merit;

➢	we may become liable for substantial damages for past infringement if a court decides that our technologies infringe upon a competitor’s patent;

➢	a court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms, if at all, or which may require us to pay substantial royalties or grant cross licenses to our patents; and

➢	we may have to redesign our product so that it does not infringe upon others’ patent rights, which may not be possible or could require substantial funds or time.

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

We have exclusively in-licensed significant intellectual property, including patents and know-how, related to our cell analysis instrumentation and cell isolation and enrichment products. In April 1997 we entered into a license agreement with Twente, under which we were granted exclusive rights to technology developed at Twente relating to optical analysis of particles similar to cells and cell particles. This technology and the underlying patents and know-how contribute significantly to our cell analysis platforms. This agreement will terminate upon the later of April 2007 or the expiration date of the last to expire of the patents licensed under this agreement. In addition, Twente may unilaterally terminate this agreement if we are in material breach or if we become bankrupt or insolvent. Twente also may unilaterally terminate the license granted under this agreement if we do not maintain sufficient general and product liability insurance coverage once we have begun clinical trials and commercialization of our products. In addition, in September 1999, we entered into a license agreement with the University of Texas, or Texas, under which we were granted exclusive rights to technology, including patents and know-how, which we developed in collaboration with Texas, relating to the isolation, enrichment and characterization of circulating epithelial cells. Epithelial cells are cells that cover external and internal body surfaces and give rise to the majority of solid tumors. This technology and the underlying patents and know-how contribute significantly to our cell analysis products in the field of cancer diagnostics. We are responsible for making royalty payments of 1% of our sales of reagents incorporating the intellectual property licensed to us under this agreement. This agreement terminates when all of Texas’s rights to the licensed technologies expire. In addition, Texas also may unilaterally terminate this agreement if we are in material breach or become bankrupt or insolvent. Texas also may unilaterally terminate the license granted under this agreement, or the exclusivity of such license, in any national political jurisdiction if we fail to provide written evidence satisfactory to Texas, within 90 days of receiving written notice from Texas that it intends to terminate this license, that we or our sublicensees have commercialized or are actively attempting to commercialize a licensed invention in these jurisdictions. In addition, in July 2002, we entered into a license agreement with Streck. Under this agreement, Streck granted to us a non-exclusive, worldwide, royalty-bearing license to practice certain of Streck’s cell preservative technology, including patents and know-how, for the research, development, manufacture and sale of our CellSave

Part I

Preservative Tube to test for the presence of epithelial cells or CTCs in a sample of fluid from a patient. This agreement will terminate upon the expiration date of the last to expire of the patents licensed under this agreement. In addition, either party also may terminate this agreement if the other party is in material breach or becomes involved in financial difficulties, including bankruptcy and insolvency.

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

RISKS RELATING TO OUR COMMON STOCK

The market price of our common stock may be highly volatile.

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. Since initial trading of our stock began in April 2004 through February 28, 2005, our average daily trading volume has been 117,624 shares. Substantially all of the 23.2 million shares outstanding are eligible for sale in the public market. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

➢	actual or anticipated results of our clinical trials;

➢	actual or anticipated regulatory approvals of our products or of competing products;

➢	changes in laws or regulations applicable to our products;

➢	changes in the expected or actual timing of our development programs;

➢	actual or anticipated variations in quarterly operating results;

➢	announcements of technological innovations by us, our collaborators or our competitors;

➢	new products or services introduced or announced by us or our competitors;

➢	changes in financial estimates or recommendations by securities analysts;

Part I

➢	conditions or trends in the biotechnology and pharmaceutical industries;

➢	changes in the market valuations of similar companies;

➢	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

➢	additions or departures of key personnel;

➢	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

➢	the loss of a collaborator, including Veridex;

➢	developments concerning our collaborations;

➢	trading volume of our common stock; and

➢	sales of our common stock by us or our stockholders.

In addition, the stock market in general, the Nasdaq National Market and the market for technology companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of biotechnology and life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources.

The future sale of our common stock and the exercise of outstanding options and warrants could negatively affect our stock price and cause dilution.

As of December 31, 2004, options to purchase 2,942,239 shares of our common stock and warrants to purchase 42,169 shares of our common stock were outstanding. A total of 1,211,111 of the outstanding options and warrants are “in the money” and exercisable as of December 31, 2004. “In the money” means that the current market price of the common stock is above the exercise price of the shares subject to the warrant or option. The issuance of common stock upon the exercise of these options and warrants could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

If the price and volume of our common stock experience fluctuations, this could lead to costly litigation for us.

Because we have a limited operating history and operate within the medical devices and diagnostic products segments of the pharmaceutical and biotechnology industries, our stock price is likely to be volatile. The market price of our common stock may fluctuate substantially due to a variety of factors, including:

➢	results of our clinical trials related to developing multiple indications for our cancer diagnostic products, such as those related to colorectal, lung or other solid tissue cancers, or expanding the applications of our technologies to fields of medicine other than cancer, such as cardiovascular and infectious diseases;

➢	changes in reimbursement policies concerning the diagnostic products that we or our competitors offer;

➢	media reports and publications and announcements about cancer or diagnostic products or new cancer treatments or innovations that could compete with our products;

Part I

➢	announcements concerning our competitors or the medical devices and diagnostic products segments in general;

➢	new regulatory pronouncements, changes in regulatory guidelines, such as adverse changes in reimbursement for cancer diagnostic products, and timing of regulatory approvals concerning the products in our pipeline;

➢	market conditions or trends related to the medical diagnostics and biotechnology industries or the market in general;

➢	additions to or departures of our key personnel, in particular, the loss of Edward L. Erickson, our Chief Executive Officer, Byron D. Hewett, our Chief Operating Officer, Leon W.M.M. Terstappen, our Chief Scientific Officer, and James G. Murphy, our Chief Financial Officer;

➢	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

➢	changes in financial estimates or recommendations by securities analysts;

➢	variations in our quarterly financial and operating results; and

➢	changes in accounting principles.

The market prices of the securities of biotechnology and diagnostic companies, particularly companies like ours without consistent product revenues and earnings, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. Moreover, market prices for stocks of biotechnology-related companies, particularly following an IPO, frequently reach levels that bear no relationship to the operating performance of these companies. These market prices generally are not sustainable and are highly volatile. In the past, companies that experience volatility in the market price of their securities have often faced securities class action litigation. Whether or not meritorious, litigation brought against us could result in substantial costs, divert our management’s attention and resources and harm our ability to grow our business.

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

Provisions in our certificate of incorporation and bylaws could delay or prevent a change of control or change in management that would provide holders of our common stock with a premium to the market price of our common stock. These provisions include those:

➢	authorizing the issuance without further approval of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

➢	prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

➢	limiting the ability to remove directors;

➢	limiting the ability of stockholders to call special meetings of stockholders;

➢	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of stockholders; and

➢	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Part I

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

Item 2.    Properties

We currently lease approximately 53,500 square feet of office and laboratory space in Huntingdon Valley, Pennsylvania. Our current space is adequate to support commercialization. The lease expires on September 30, 2010 although we can elect to terminate the lease any time after May 10, 2006, subject to an early termination payment.

We also lease approximately 1,400 square feet of office and laboratory research space in Enschede, The Netherlands, used to support our research and development activities. This lease expires on April 1, 2006 and is renewable for two-year periods and can be terminated at any time upon six months notice.

Item 3.    Legal proceedings

We are not currently a party to any material legal proceedings.

Item 4.    Submission of matters to a vote of security holders

None.

Part II

Item 5.    Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Our common stock is quoted on the Nasdaq National Market under the symbol “IMMC” Trading of our common stock commenced on April 16, 2004, following completion of our IPO. The following table sets forth, for the periods indicated, the high and low prices for our common stock as reported by the Nasdaq National Market:

	FISCAL YEAR 2004
	High	Low
Second Quarter (from April 16, 2004)	$10.500	$6.920
Third Quarter	$10.609	$7.200
Fourth Quarter	$10.060	$6.660

On February 28, 2005, the last reported sale price of our common stock on the Nasdaq National Market was $6.38 per share. On March 1, 2005, we had approximately 124 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our capital stock and we do not currently anticipate declaring or paying cash dividends on our capital stock in the foreseeable future. In addition, certain of our existing credit agreements prohibit the payment of dividends without lender consent. We currently intend to retain all of our future earnings, if any, to finance operations. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that our board of directors may deem relevant.

Part II

Item 6.    Selected financial data

The following selected consolidated financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from our audited consolidated financial statements. The selected consolidated financial data set forth below should be read together with the financial statements and the related notes to those financial statements, as well as “Management’s discussion and analysis of financial condition and results of operations,” appearing elsewhere in this Annual Report.

	Years Ended December 31,
Statement of operations data:	2004	2003	2002	2001	2000
	(in thousands, except share and per share data)
Revenue from related party	$1,292	$2,636	$621	$575	$183
Product revenue	258	—	—	—	—
Other revenue	15	338	311	—	—

Total revenue	1,565	2,974	932	575	183

Costs and expenses:
Research and development	23,545	16,032	15,797	10,493	5,109
General and administrative	6,064	4,512	3,563	2,662	2,526

Total operating expenses	29,609	20,544	19,360	13,155	7,635

Operating loss	(28,044)	(17,570)	(18,428)	(12,580)	(7,452)
Other income from related party	—	250	—	—	—
Interest income (expense), net	111	(323)	107	538	498

Net loss attributable to common stockholders	$(27,933)	$(17,643)	$(18,321)	$(12,042)	$(6,954)

Net loss per common share—basic and diluted	$(1.70)	$(37.90)	$(42.31)	$(28.44)	$(17.45)

Weighted average common shares outstanding—basic and diluted	16,386,135	465,527	433,014	423,340	398,412

	As of December 31,
Balance sheet data:	2004	2003	2002	2001	2000
	(in thousands)
Cash, cash equivalents and short term investments	$53,103	$30,601	$21,540	$36,397	$21,179
Working capital	47,041	23,836	16,157	33,017	18,078
Total assets	61,064	35,735	24,676	39,927	25,377
Long-term obligations, less current portion	2,587	3,792	2,336	749	1,140
Convertible preferred stock	—	85,115	60,124	60,124	33,173
Total stockholders’ equity	48,838	24,666	16,610	34,812	19,859

Part II

Item 7.    Management’s discussion and analysis of financial condition and results of operations

OVERVIEW

Our business principally involves the development, manufacture, marketing and sale of proprietary cell-based diagnostic and research products with a primary focus on cancer. We believe that our products can provide significant clinical benefits by giving physicians better information to understand, treat, monitor and diagnose cancer. Furthermore, we believe that our proprietary technologies also have applications in fields of medicine outside of cancer.

We were incorporated in 1983. Since our inception, we have focused our activities on product development and life science research. In March 1999, we obtained $10.6 million in financing from the sale of our convertible preferred stock. As a result, we substantially increased investment in our cancer-related products and technologies, hired additional key management team members and redefined our business strategy. Since 1999, we have devoted substantially all of our efforts to the development of our cell analysis platforms and diagnostic tools for application in cancer. We completed the IPO of shares of our common stock on April 21, 2004. In the IPO, we sold 6.9 million shares of our common stock, including the underwriters’ over allotment option, at $8.00 per share and received proceeds of $49.4 million, net of fees and expenses. From inception through December 31, 2004 we raised $137.4 million from the sale of our capital stock, including the proceeds of our IPO. We are a development stage company and have incurred losses in the last five fiscal years. As of December 31, 2004, we had an accumulated deficit of $91.5 million. We expect to incur losses, which may increase over the next several years as we:

➢	conduct clinical trials to expand the uses of our technologies in metastatic cancers including metastatic breast cancer and to earlier stages of the disease in breast and other cancers;

➢	incur costs to place our cell analysis systems with customers and to support other commercialization activities;

➢	expand and scale-up our manufacturing capability for instruments, bulk reagents, reagent kits and other consumable products; and

➢	develop applications of our technologies for diseases other than cancer, such as cardiovascular disease and for products to support drug development in cancer.

We are highly dependent on our collaboration with Veridex. In addition, we expect to continue to generate substantial losses for at least the next two years. We will need to obtain additional funding to support the activities described above.

Veridex collaboration

We expect that substantially all of our revenues from product sales for at least the years 2005 and 2006 will be derived from our relationship with Veridex. We have a development, license and supply agreement with Veridex, which provides Veridex with exclusive worldwide rights to commercialize cell analysis products based on our technologies in the field of cancer. Veridex submitted a 510(k) to the FDA in May 2003 for the use of the CellSearch Epithelial Cell Kit in the management of metastatic breast cancer. Veridex received clearance from the FDA for this use on January 21, 2004. We are responsible for all cellular research and development, including the costs of clinical development. Upon any sale by Veridex of these reagent-based products and test kits, consumable products and disposable items, Veridex is obligated to pay us approximately 30% of net sales for such products. We are responsible for the sale of instrument platforms such as our CellTracks AutoPrep System and CellSpotter Analyzer. Veridex acts as our sales agent for the sales of instrument platforms and receives approximately 15% of the sales price as a sales commission.

Part II

Beginning with commercialization of the first product under this agreement which occurred on August 20, 2004, we are obligated to invest in certain research and development activities an amount equal to at least 10% of Veridex’s net sales, excluding revenues from instrument sales, from these products. However, beginning with the first calendar year after the amount of these net sales exceeds $250 million, we are only required to invest an amount equal to at least 8.5% of these net sales. We are also responsible for manufacturing reagents in bulk and delivering them to Veridex. We are responsible for all instrument manufacturing and certain ancillary products. We believe that we have manufacturing capacity available at our existing facilities to satisfy commercial demand through 2005, at least. Veridex is responsible for filling and packaging costs for the reagents, as well as sales, marketing, distribution, customer and technical support and field service of our cancer products, including instrumentation. We have retained worldwide commercialization rights to all non-cancer applications of our technologies.

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

Revenues

We have not generated any significant product revenues since our inception. We initiated sales activities for instrument platforms and reagent kits for RUO in the first quarter of 2004 and for IVD use in the third quarter of 2004. As of December 31, we have shipped eighteen complete systems each consisting of a CellTracks AutoPrep System and CellSpotter Analyzer. Ten systems were shipped to laboratory customers and eight systems were placed with affiliates of Johnson & Johnson. We have now placed instruments in the USA, Europe and Japan. However, the recognition of revenue related to instrument shipments is typically delayed for a period of several months due to final evaluation of these systems at customer locations.

In addition, we have begun to generate reagent revenue from the sale of test kits and other consumable products to Veridex and to customers from our relationship with Veridex. For the year ended December 31, 2004 we recognized $1.1 million in product revenue.

We designated the period from August 2000 until December 31, 2003 as the initial product development period. During the initial development period, we recognized license revenue from Veridex of $183,000, $575,000, $621,000 and $2.6 million in 2000, 2001, 2002 and 2003, respectively. We earned this license revenue for completing research and development related milestones specified in our agreement with Veridex.

During 2004 we received $1,833,000 in milestone receipts related to product development milestones and we recognized license revenue of $334,000 related to milestone receipts. The Company will recognize these receipts as revenue over the estimated life of the related product development period which will vary by product.

➢	In February we received $500,000 of the $1,500,000 milestone payment pertaining to breast cancer therapy monitoring pursuant to Veridex’s receipt of 510(k) clearance from the FDA for use of the CellSearch Circulating Tumor Cell Kit. The remaining $1,000,000 will be payable upon successful introduction of our CellTracks Analyzer II as determined by the joint Immunicon and Veridex Steering Committee.

➢	In June we received a $500,000 milestone payment for initiating a multi-center clinical trial for the monitoring of metastatic colorectal cancer.

Part II

➢	In September we and Veridex agreed that Immunicon had successfully completed three development milestones and as a result we received payments totaling $833,000. Two milestones were related to clinical indications in the non-metastatic setting of prostate and lung cancer and the amounts received by the Company from Veridex were $300,000 and $333,000, respectively. The third was related to the completion of the development of tumor cell profiling reagents and the amount received for this milestone was $200,000.

We can earn up to an additional $4.7 million in license revenue from Veridex for research-related milestones. We estimate that we will earn these license revenues from research milestones over the next three to five years. Therefore, we expect that the revenue earned from license revenue will be inconsistent. Also, we expect to continue to invest significant amounts in research and development, particularly in clinical trials and platform development, and therefore we do not believe that these expenses will fluctuate in relation to when we expect to earn the milestone revenue referred to above.

Under the Veridex agreement, we also can earn up to $10.0 million in revenue for achieving defined sales targets. Our agreement with Veridex provides for payments to us by Veridex of $2.0 million, $3.0 million and $5.0 million in the first year that sales recognized by Veridex of the CellSearch reagent products to third parties, excluding sales of instruments, reach $250 million, $500 million and $1 billion, respectively. We do not estimate that we will reach any of these sales targets until at least 2007 and therefore do not anticipate earning any sales-based milestone revenues until then.

Research and development expenses

Our research and development expenses consist of expenses incurred in developing reagent kits and instrument platforms and ancillary products, as well as the clinical research and trial costs to test these kits and systems. These expenses consist primarily of:

➢	salaries and related expenses for personnel;

➢	payments to third parties for instrument development activities and for research related support, expenses for materials consumed in research experiments and clinical research and clinical trials; and

➢	fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials.

We are responsible for making royalty payments of 1% of sales of our reagents incorporating intellectual property licensed to us under a license agreement with Texas. No royalty payments have been made to Texas as of December 31, 2004.

We expense research and development costs as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and proprietary technologies. We expect to continue to incur significant costs for clinical research and for trials and to make investments to improve our instrument platforms and reagents. From inception through December 31, 2004, we have incurred $78.1 million in total research and development expenses, the majority of which relate to our cell-based research and diagnostic products.

General and administrative expenses

Our general and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services. From inception through December 31, 2004, we have incurred $24.5 million in general and administrative expenses.

Part II

Stock-based compensation expenses

Stock-based compensation expense, which is a non-cash charge, results from stock option grants to employees at exercise prices deemed for accounting purposes to be below the fair value of the underlying common stock resulting in our recording stock-based compensation expense associated with such grants. Stock-based compensation expenses is also recorded for stock option and warrant grants to non-employees and for restricted stock grants provided to directors and advisors in lieu of cash compensation. We amortize the deferred stock-based compensation to operating expenses over the vesting periods of the options and grants, subject to adjustment for forfeiture during the vesting period. As of December 31, 2004, we have recorded $5.1 million in deferred stock-based compensation expense and, from inception through December 31, 2004 we have recognized stock-based compensation expense of $2.8 million.

Interest income and expense

Interest income consists of interest earned on our cash, cash equivalents and investments. Investment holdings for the year ended December 31, 2004 consists primarily of mortgage back notes, federal agency notes and investment grade debt securities. We have the intent and the ability to hold all of our debt securities until maturity and have recorded them at amortized cost. Interest expense consists of interest incurred on equipment leases and on debt financings.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies include:

➢	revenue recognition;

➢	inventory capitalization;

➢	accounting for research and development expenses;

➢	estimating the value of our equity instruments for use in deferred stock-based compensation calculations; and

➢	accounting for income taxes.

Revenue recognition

We derive revenues from three primary sources: license revenue, instrument product sales and reagent product sales. We recognize revenue on product sales in accordance with the SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, or SAB No. 104, when persuasive evidence of an arrangement exists, the contract price is fixed or determinable, the product or accessory has been delivered, title and risk of loss have passed to the customer, and collection of the resulting receivable is reasonably assured. We recognize revenue for instrument placements at the time that all necessary conditions for the recognition of revenue have been met. Specifically, we may place instruments with customers and allow the customer a period of time for training and validation as is common in our industry. Therefore there may be a delay between the time that an instrument is placed with a customer

Part II

and the point at which the revenue for the instrument placement is recognized. Also in certain instances the customer may be provided with an opportunity to return the instrument to us prior to acceptance. We therefore recognize the revenue associated with these instrument placements only at the point when it is clear that all revenue recognition criteria have been met and that no continuing right of return remains.

In accordance with SAB No.104, up-front non-refundable license fees are recorded as deferred revenue and recognized over the estimated development period. Since August 2000, we have earned and received $5.8 million in license and milestone payments from Veridex. License and milestone payments are deferred and amortized on a straight-line basis over the product development period as defined for each specific product. Amounts received as reimbursement for research and development expenses are recorded as a reduction in research and development expense as the related costs are incurred.

Inventory capitalization

In August 2004, we launched our initial cancer diagnostic products which had received FDA clearance in January 2004. This represented the initiation of the commercialization of our products. We completed our first instrument sale to a third party laboratory customer during the fourth quarter of 2004. Therefore, effective October 1, 2004 we adopted a policy for capitalizing inventory and recognizing cost of sales. Prior to October 1, 2004, all costs associated with manufacturing were included in research and development expenses. In the fourth quarter of 2004, we began to capitalize in inventory the cost of manufactured products for commercial sale and to expense such costs as cost of products sold at the time of sale. However, as we sell that portion of our existing inventory that had previously been expensed as part of research and development expenses, there will be a period of time where we will recognize manufacturing revenue with minimum corresponding cost. Therefore, we anticipate that our gross margin on sales of our instruments and reagents will fluctuate from quarter to quarter during 2005.

We believe that our gross margins will be distorted for comparative purposes through at least the end of 2005 and depending on market demand for our products.

Inventories are stated at the lower of cost or market with cost determined under the first-in/first-out, or FIFO method. We include in inventory the raw materials that can be used in both production and clinical products. These clinical product costs are expensed as part of research and development costs when consumed.

Accounting for research and development expenses

Our research and development expenses are primarily composed of costs associated with product development for our cancer diagnostic tests. Future research and development expenses may be directed toward development of non-cancer products such as products that may be used to diagnose and predict cardiovascular disease. Costs incurred to date include the development costs for instrument platforms, clinical trial and development costs and the costs associated with non-clinical support activities such as manufacturing process development and regulatory services. Clinical development costs represent internal costs for personnel, external costs incurred at clinical sites and contracted payments to third-party clinical research organizations to perform certain clinical trials. We have a discovery research effort, which is conducted in part on our premises by our scientists and in part through collaborative agreements with academic laboratories. Most of our research and development expenses are the result of the internal costs related directly to our employees. We accrue external costs for clinical trials based on the progress of the clinical trials, including patient enrollment, progress of the enrolled patients through the trial, and contracted costs with clinical research organizations and clinical sites. We record internal costs primarily related to personnel in clinical development and external costs related to non-clinical trials and basic research when incurred. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual costs incurred may not match the

Part II

estimated costs for a given accounting period. We expect that expenses in the research and development category will increase for the foreseeable future as we add personnel, expand our clinical trial activities and increase our discovery research capabilities. The amount of the increase is difficult to predict due to the uncertainty inherent in the timing of clinical trial initiations, progress in our discovery research program, the rate of patient enrollment and the detailed design of future trials. In addition, the results from each of our trials will influence the number, size and duration of both planned and unplanned trials.

Estimating the value of our equity instruments for use in deferred stock-based compensation calculations

We record compensation expense when stock options are issued to employees and consultants at less than their fair market value. We record compensation expense based on fair market value when stock options are issued to consultants. These expenses are based on a comparison of the value of the options on the date of issue and their fair value of the options and common stock. For those options that were issued prior to our IPO, at a time when there had been no public market for our common stock, we estimated the fair value of these equity instruments using various valuation methods, including the minimum value and the Black-Scholes methods. When stock options are granted with an exercise price below the estimated fair value of our common stock at the grant date, the difference between the fair value of our common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense on a straight-line basis over the vesting period of the stock option.

Accounting for income taxes

We must make significant management judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2004, we recorded a full valuation allowance of $37.3 million against our net deferred tax asset balance, due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Development stage enterprise

Although we initiated sales of our first cancer diagnostic products in August 2004, we have generated no significant product revenue to date. Our activities have consisted primarily of developing and licensing products, raising capital and recruiting personnel. Accordingly, we are considered to be in the development stage as of December 31, 2004 as defined by Statement of Financial Accounting Standards, or SFAS No. 7, Accounting and Reporting by Development Stage Enterprises.

Part II

RESULTS OF OPERATIONS

Years ended December 31, 2004 and 2003

Revenue

	Year ended December 31,
	2004	2003
	(in thousands)
Product revenue:
Instrument revenue	$239	$—
Instrument revenue from related party	726	—

Total instrument revenue	965	—

Reagent revenue	19	—
Reagent revenue from related party	143	—

	162	—

Product revenue	$1,127	$—

License revenue from related party	423	2,636
Other revenue	15	338

Total revenue	$1,565	$2,974

In August 2004 we began selling our initial cancer diagnostic products and, in the fourth quarter of 2004 began to capitalize inventory. We recognized $1,127,000 in product revenue in 2004 compared to $-0- in 2003.

In 2004 we recognized revenue from instrument sales of $965,000, of which $726,000 was from Veridex. We sold 10 instrument systems, seven to Veridex and three to other third parties.

License revenue from related parties decreased to $423,000 in 2004 from $2,636,000 in 2003. We completed our initial product development period as of December 31, 2003. In the period from August 2000 up to the end of 2003 we received $4.0 million in license and milestone receipts under our agreement with Veridex, including $2.0 million in license and milestone receipts in 2003. We amortized these initial milestone receipts over the initial development period which ended at the end of 2003. We initially recorded these payments as deferred revenue and subsequently amortized these receipts over the initial development period. In 2004 we received $1,833,000 in additional milestone payments from Veridex for achieving development related milestones during 2004. The license revenue for these milestones will be recognized over the respective estimated product development period which we estimate will end at various times ending through December 31, 2008. In 2004, we recognized $334,000 of license revenue relating to the milestones.

Therefore total revenue dropped to $1,565,000 in 2004 from $2,974,000 in 2003.

Part II

Research and development expenses

Research and development expenses increased by $7.5 million or by 46.9% to $23.5 million in 2004 from $16.0 million in 2003. Salary and salary related costs were $2.9 million or 37.9% higher in 2004 compared to 2003. This increase is due principally to hiring additional personnel to assist in the development of the CellTracks II cell analyzer and also to higher stock-based compensation expenses recognized in 2004. Increase in stock-based compensation expenses were the result of a full year of expense in 2004 versus three months expense in 2003. Laboratory supplies and expenses were $1.6 million or 70.8% higher in 2004 than in 2003. We continued to expend funds for development of other applications of the company’s technology in areas both within and outside of cancer diagnostics. Instrument development costs decreased by $1.3 million or 63.2%. Although we continue to make improvements to our instrument platforms, the principal development work was completed in mid-2003 and costs associated with development of the instruments, especially contracted development costs, declined thereafter. Clinical trial expenses were higher in 2004 by $1.7 million or 182.8% from 2003. In 2004, we initiated our colorectal and prostate clinical trials. Also, we completed our initial clinical trial for breast cancer monitoring in early 2003.

Contracted research costs decreased by $249,000 or 15.5% in 2004 over 2003. We employed contracted support to help with certain validation activities related to preparing our manufacturing processes for initial commercialization. These activities were concluded in large part by August 2004. A summary of the principal components of our research and development costs for the years ended December 31, 2004 and 2003 are shown below:

	Year Ended December 31
Research and development expenses	2004	2003
	(in thousands)
Salaries, benefits and taxes	$10,491	$7,608
Laboratory supplies and expenses	3,826	2,240
Instrument development costs	753	2,047
Clinical trial expenses	2,633	931
Contracted research costs	1,361	1,610
Depreciation	1,148	—
Insurance	619	127
All others	2,714	1,469

Total research and development expenses	$23,545	$16,032

We expect salary related expenses to increase in future years as we hire additional personnel and continue to invest in research and clinical trial activities both within and outside the field of cancer diagnostics. We believe that costs related to laboratory supplies and expenses will be higher in future periods as we develop:

➢	research and diagnostic products for cancers other than breast cancer;

➢	tests designed to diagnose cancer earlier in the disease; and

➢	other diagnostic tools for use in diseases such as cardiovascular and infectious diseases, and for use in drug development.

We expect instrument development costs as a percentage of total research and development expenditures generally to be lower in future years because we have completed the principal development work on our platforms. We do, however plan to continue to invest in instrument development to improve performance of the various components of the system and to increase the capabilities of the system in order to explore molecular diagnostic approaches for enrichment and analysis of cellular material.

Part II

We expect clinical expenses to be higher in future years as we invest in clinical trials to investigate the effectiveness of our cancer diagnostic products on cancers other than breast cancer and into earlier stages of the disease in breast and other cancers, and as we develop other diagnostic tools for use in diseases such as cardiovascular and autoimmune diseases and for use in tools for drug development.

Depreciation expense increased from $-0- in 2003 to $1.1 million in 2004. This was due to the change in our accounting policy together with the change in policy to capitalize inventory and report costs of goods sold. We now allocate depreciation expense to both research and development and general and administrative expenses in order to properly record all costs associated with inventory and costs of goods sold. Up to December 31, 2003 we reported all depreciation expense as part of general and administrative expenses.

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

General and administrative expenses

General and administrative expenses increased by $1.6 million, or 34.4%, to $6.1 million in 2004 from $4.5 million in 2003. Salary related costs increased by $1.5 million in 2004 due principally to the addition of higher level professionals needed to assist the company with their public filings, a chief counsel to manage intellectual property and transactional matters, other legal affairs and various public reporting matters and a chief operating officer to manage the cancer business, manufacturing operations, regulatory affairs and strategic marketing. In addition, included in salary related costs, we recognized stock-based compensation expense of $416,000 in 2004. Depreciation expense decreased by $836,000, or 74.4%, to $287,000 in 2004 from $1.1 million in 2003. This was due to the change in our accounting policy in connection with the change in policy to capitalize inventory and report costs of goods sold. We now allocate depreciation expense to both research and development and general and administrative expenses in order to properly record all costs associated with inventory and costs of goods sold. Through December 31, 2003 we reported all depreciation expense as part of general and administrative expenses.

We expect that our general and administrative expenses will continue to increase but at a slower rate in future years. We have now hired the majority of our senior management team and do not plan any major additions to the senior management over the next year. We do not anticipate other large increases to our general and administrative expenses based on our current product development and business plan. However, there can be no assurance that we will successfully complete our current product development plans or that we will successfully commercialize these new product candidates.

Interest income

Interest income increased by $485,000 or 196% in 2004 to $732,000 from $247,000 in 2003. The increase in interest income was primarily a result of an increase in average invested cash balances in 2004. Our increase in invested cash balances resulted from our IPO which provided net cash proceeds of $49.4 million and which was completed on April 21, 2004.

Interest expense

Interest expense increased by $51,000 or 8.9% to $621,000 for 2004 from $570,000 for 2003. The increase was due to higher average interest rate on the debt outstanding in 2004 versus 2003.

Part II

Stock-based compensation expenses

We record compensation expense when stock options are issued to employees at less than their fair market value. We record compensation expense based on fair market value when stock options are issued to consultants. Stock-based compensation expenses were $1.7 million and $642,000 for the years 2004 and 2003, respectively. We issued 610,000 options in 2004 and 817,000 options in 2003. The expense in 2004 was higher than in 2003 because we record stock-based compensation expense over the vesting period for the options. Therefore this expense is cumulative and will continue over the vesting periods of the various option grants which is typically four years. Also the expense is higher in 2004 because the difference between the fair market value of the options and the option exercise price at time of issuance was greater in 2004 than in 2003. We recognized these expenses as part of research and development expenses and general and administrative expenses as shown below.

	Year Ended December 31
Stock-based compensation expenses included in:	2004	2003
	(in thousands)
Research and development expenses	$1,281	$412
General and administrative expenses	416	230

	$1,697	$642

Net loss

As a result of the above, the net loss of $27.9 million in 2004 was $10.3 million, or 58%, higher than the loss of $17.6 million in 2003.

The net loss per share was $1.70 in 2004 compared to $37.90 in 2003. In April 2004, at the completion of our IPO approximately 52.1 million preferred shares were automatically converted into 15.4 million shares of common stock. As the result, the net loss per common share of $1.70 in 2004 was $36.20 per share, or 96%, lower than the loss per common share of $37.90. Weighted average common shares outstanding for the year ended December 31, 2004 and 2003 were 16,386,135 and 465,527, respectively.

Years ended December 31, 2003 and 2002

Revenue

For the years 2003 and 2002 we segregated revenue into license revenue received from related party and other revenue. License revenue from related parties increased by $2.0 million to $2.6 million in the year ended December 31, 2003 from $621,000 in the year ended December 31, 2002. From August 2000 to December 31, 2003, we received $4.0 million in license and milestone receipts under our agreement with Veridex, including $2.0 million in license and milestone receipts in 2003. We initially recorded these payments when they were received as deferred revenue and subsequently amortized these receipts over the initial development period, which we estimated had ended by December 31, 2003. In August 2003, we entered into another license and supply agreement with a company whereby we licensed the rights to certain of our technology and sold 80,000 shares of our Series F Convertible Preferred Stock to the same company at $5.00 per share. We recognized $80,000 of the proceeds from this sale as a deferred license fee payment and are amortizing this fee over two years. We amortized $15,000 of this license fee to income in 2003. Other revenue increased by $27,000 to $338,000 in 2003 from $311,000 in 2002. Other revenue consists principally of funds received from government related grants and fluctuates from year to year.

Part II

Research and development expenses

Research and development expenses increased $235,000 or by 1.5% to $16.0 million in 2003 from $15.8 million in 2002. Salary and salary related costs were $1.5 million or 24% higher in 2003 as compared to 2002 principally due to more personnel engaged in research activities in 2003 than in 2002 as well as higher stock-based compensation expenses recognized in 2003. We hired additional personnel in 2003 to complete the development of certain instrument platforms and to complete the development of our initial cancer monitoring test. Stock-based compensation expenses were $355,000 higher or $412,000 in 2003 versus $57,000 in 2002. Laboratory supplies and expenses were $838,000 or 60% higher in 2003 than in 2002. We accelerated development and quality control testing of our initial cancer monitoring test as well as continued to expend funds for development of other applications of the company’s technology in areas both within and outside of cancer diagnostics. Instrument development costs decreased by $1.0 million or 33%. The principal development work on our CellTracks AutoPrep System and our associated CellSpotter Analyzer was completed by mid-2003 and costs associated with development of the instruments declined thereafter.

Clinical trial expenses were lower in 2003 by $1.2 million or 57% from 2002. We completed our initial clinical trial for breast cancer monitoring in early 2003. The majority of effort in this area in 2003 was related to data analysis and preparation of the associated regulatory filing with the FDA, activities which were less costly than the process of performing the actual trial. As a result of receiving the clearance from the FDA described above we anticipate increasing our clinical trial expenditures in 2004 and beyond. Contracted research costs increased by $375,000 or 30% in 2003 over 2002. We employed contracted support to help with certain validation activities related to preparing our manufacturing processes for initial commercialization. We increased our efforts in this area in 2003 as we approached anticipated initial product launch. A summary of the principal components of our research and development costs for the years ended December 31, 2003 and 2002 are shown below:

	Year Ended December 31
Research and development expenses	2003	2002
	(in thousands)
Salaries, benefits and taxes	$7,608	$6,132
Laboratory supplies and expenses	2,240	1,402
Instrument development costs	2,047	3,057
Clinical trial expenses	931	2,167
Contracted research costs	1,610	1,235
All others	1,596	1,804

Total research and development expenses	$16,032	$15,797

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

Part II

General and administrative expenses

General and administrative expenses increased by $949,000, or 27%, to $4.5 million in 2003 from $3.6 million in 2002. Salary related costs increased by $516,000 in 2003 due principally to the addition in mid-2002 of a business development professional and to the addition of an attorney to manage patent matters. In addition, we recognized stock-based compensation expense of $230,000 in 2003. Depreciation expense increased by $228,000 to $1.1 million in 2003 from $895,000 in 2002 as a result of an expansion of our manufacturing facility in 2003 at a cost of $1.5 million in preparation for the commercial launch of our products.

Other income from related party

In June 2003, we sold all of the rights to a trademark to Johnson & Johnson, the parent company of Veridex, for $250,000.

Interest income

Interest income declined by $330,000 or 57% in 2003 to $247,000 from $577,000 in 2002. The decrease in interest income was primarily a result of a decrease in average invested cash balances in 2003 and a lower average interest rate on our invested cash balances.

Interest expense

Interest expense increased by $100,000 or 21% to $570,000 for 2003 from $470,000 for 2002. The increase was due to higher average debt outstanding in 2003 versus 2002 principally due to the additional $7.0 million equipment line of credit that we entered into in April 2003.

Stock-based compensation expenses

Stock-based compensation expenses were $642,000 and $57,000 for the years 2003 and 2002, respectively. The increase was due to an increase in the number of options granted to employees and consultants and an increase in the deemed fair value of our common stock as compared to the exercise price at issuance. We recognized these expenses as part of research and development expenses and general and administrative expenses as shown below.

	Year ended December 31
Stock-based compensation expenses included in:	2003	2002
	(in thousands)
Research and development expenses	$412	$57
General and administrative expenses	230	—

	$642	$57

Net loss

As a result of the above, the net loss of $17.6 million in 2003 was $700,000, or 4%, lower than the loss of $18.3 million in 2002.

The net loss per common share of $37.90 in 2003 was $4.41 per share, or 10%, lower than the loss per common share of $42.31.

Part II

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company. We have financed our operations since inception through private and public equity and debt financings, license and milestone revenues from corporate collaborations, capital equipment and leasehold financing, government grants and interest earned on cash and investments. In August 2004 we launched our first FDA-cleared cancer diagnostic products and we recognized $1.1 million in product revenues in 2004. Since our inception, we have generated net losses of $91.5 million from operations.

Cash and short term investments increased by $22.5 million in the year ended December 31, 2004 to $53.1 million from $30.6 million as of December 31, 2003, principally due to the completion of our IPO on April 21, 2004. The proceeds to the Company from the IPO were $49.4 million, net of fees and expenses.

We used $23.4 million in our operating activities in the year ended December 31, 2004 compared to $16.2 million in 2003 and we have used $78.8 million from inception through December 31, 2004. Our operating activities during these periods consisted principally of research and development efforts and the conduct of clinical trials which led to the launch of our first FDA-cleared cancer diagnostic products in August 2004.

We used cash of $28.4 million in our investing activities in the year ended December 31, 2004. We invested $37.6 million in mortgage backed securities, federal agency notes and debt securities and spent $2.3 million on capital expenditures. Our investing activities provided cash of $0.9 million in 2003 which resulted from the maturity of $3.0 million of investments and from $2.1 million in capital expenditures. We have used $36.6 million in investing activities from inception, resulting principally from the net investment of $26.6 million in short term investments which have been offset by capital expenditures of $10.0 million.

We generated cash of $48.7 million and $27.4 million from our financing activities in the years ended December 31, 2004 and 2003, respectively. We have generated $143.0 million from our financing activities from inception. On April 21, 2004, we completed our IPO. In the IPO, we sold 6.9 million shares of our common stock at $8.00 per share. We raised a total of $49.4 million, net of fees and expenses. In connection with the IPO, excluding underwriting discounts, fees and expenses, we incurred costs totaling $1.9 million and paid these expenses in 2004. All of the shares were sold by us. The net proceeds from the IPO are being used for product commercialization, including manufacturing, and for clinical trials, research and development, capital expenditures, and working capital and other general corporate purposes. Our common stock trades on the Nasdaq National Market System under the symbol “IMMC.”

We had proceeds from new borrowings of $2.1 million and made principal payments of $3.7 million in the year ended December 31, 2004 compared to proceeds from new borrowings of $5.5 million and principal payments of $3.0 million in the year ended December 31, 2003. From inception to December 31, 2004 we have raised $52.3 million from the sale of our common stock, including our IPO and net of issuance costs, $1.5 million from the sale of 10,000 shares of our common stock to three investors in 1984 and $85.1 million, net of issuance costs of $2.1 million, from the sale of our preferred stock.

Since March 1999, we have also borrowed $17.7 million through equipment lines of credit. As of December 31, 2004, we did not have any off balance sheet financing arrangements.

Part II

Our liquidity requirements are the result primarily of research and development and other operating expenditures, capital equipment expenditures and payments on outstanding indebtedness. Sales of our common and preferred stock, including the IPO, were as follows:

Summary of all sales of common and convertible preferred stock	Year(s)	Number of shares	Price per share	Net proceeds (in thousands)	Equivalent common shares
Initial sale of common stock (private)	1984	10,000	$150.00	$1,500	10,000

Convertible preferred stock
Series A	1988	36,350	10.00	364	669,343
Series B	1989	30,000	10.00	300	236,952
Series C	1990	30,000	10.00	300	296,016
Series D	1999, 2004	33,971,098	0.32	10,597	2,216,742
Series E	2000	4,588,612	4.74	21,612	3,059,083
Series F	2001, 2003	13,454,500	4.00	51,942	8,969,677

Initial public offering (common stock)	2004	6,900,000	8.00	49,427	6,900,000

Exercise of options and warrants and other sales of common stock	various			1,381	807,928

				$137,423	23,165,741

The following table summarizes our contractual obligations and related interest charges on lines of credit at December 31, 2004 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due in
Contractual obligations	Total	2005	2006 and 2007	2008 and 2009	After 2009
	(in thousands)
Lines of credit, including interest expense	$6,344	$3,598	$2,576	$170	$—
Operating leases	5,866	917	1,915	1,962	1,072
Open purchase order commitments (1)	6,121	6,121	—	—	—

Total contractual obligations (2)	$18,331	$10,636	$4,491	$2,132	$1,072

(1)	The amounts included in open purchase order commitments are subject to performance under the purchase order by the supplier of the goods or services and do not become our obligation until such performance is rendered. The amount shown is principally for the purchase of materials for our instrument platforms, which we anticipate will be sold by us to customers and for various items such as contingent patient accrual commitments related to our clinical trials. Most patient accrual costs are payable only after successful completion of patient accrual.
(2)	We are liable for certain payments under employment contracts with our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Scientific Officer and Chief Counsel. The contracts require that we continue salary and benefits for these officers for a period of one year as well as accelerate any unvested options, if any, if the officer is terminated, except for cause, or in the event of a Change of Control, as defined in the contracts.

We also have contingent obligations for research and development and clinical trial expenditures under our Development Agreement with Veridex. Specifically, we must pay the first $5.0 million in clinical trial costs for the first cellular analysis product for general population screening for a major cancer, and

Part II

Veridex is responsible for the next $5.0 million of such clinical trial costs. We have agreed to negotiate in good faith for the allocation of costs in excess of $10.0 million. As of December 31, 2004 we have not incurred any costs related to clinical trials for a product for general population screening, and we do not anticipate spending any funds on clinical trials toward such a product through 2005.

The Development Agreement with Veridex provides for a total of up to $10.5 million in non-refundable license and milestone payments related to research and development activities including up to $1.5 million for the initial license and up to $9.0 million related to the completion of certain development milestones. We have earned and received $5.8 million of these milestone payments through December 31, 2004. We expect to earn the remaining $4.7 million over the next three to five years. We believe that our own investment to develop the cancer diagnostic products related to these milestone payments from Veridex will substantially exceed this total of $4.7 million and therefore receipt of these milestone payments will not materially affect our financial condition over the three to five year period we expect to earn these milestones.

During 2004 we received $1,833,000 for successfully completing the following milestones:

➢	$500,000 of the $1,500,000 milestone payment pertaining to breast cancer therapy monitoring was paid to us by Veridex in February 2004 pursuant to Veridex’s receipt of 510(k) clearance from the FDA in January 2004 for use of the CellSearch Circulating Tumor Cell Kit. The remaining $1,000,000 would become payable upon successful introduction of the CellTracks Analyzer II as determined by the Steering Committee. In addition, we and Veridex agreed in November 2003 that there would be no target date for completion of this milestone and that in lieu of a target date, Veridex would only be obligated to pay us 30.5% of net sales for the cell analysis products related to this specific milestone for the term of this agreement, instead of 31% of net sales for such products. The Company will continue to receive 31% for all other products. This milestone payment will be recognized over the asset life of the product pertaining to the FDA clearance.

➢	We initiated a multi-center clinical trial for the monitoring of metastatic colorectal cancer and we earned a $500,000 milestone payment. This milestone payment will be recognized over the trial period.

➢	In September 2004, we and Veridex have agreed that Immunicon has successfully completed three development milestones totaling $833,000:

a. Prostate cancer—feasibility of a large blood volume sample processing method and product concept completed; amount received—$300,000. We will recognize this milestone over trial period.

b. Tumor cell profiling reagents—product development process approved by the joint Veridex/Immunicon Steering Committee, first product ready to be made commercially available, third product completed production readiness review, and proof of principle for a third product demonstrated and associated antibody licensed; amount received—$200,000. We will recognize this milestone over the development period for this product.

c. Lung cancer: adjuvant prognosis and recurrence monitoring—first patient enrolled in clinical trial associated with this indication; amount received—$333,000. We will recognize this milestone over the trial period.

In February 2005, we amended our agreement to modify the milestones entitled “Colorectal or Breast Cancer Adjuvant Prognosis and Recurrence Monitoring” and “Metastatic Colorectal or Prostate Cancer Therapy Monitoring.”

Part II

The milestone entitled “Colorectal or Breast Cancer Adjuvant Prognosis and Recurrence Monitoring” was amended to modify the basis of the milestone and achievement requirements to the development of an assay using our proprietary technology for analysis of tumor cells in the bone marrow of cancer patients.

The milestone entitled “Metastatic Colorectal or Prostate Cancer Therapy Monitoring” was amended to provide for progress payments triggered by certain events in the development program. A payment of $250,000 is now payable upon accrual of an adequate number of metastatic colorectal cancer patients to support a regulatory submission to the U.S. Food and Drug Administration and an additional payment of $250,000 is payable upon completion of a draft regulatory submission that is acceptable to the Steering Committee. The superseded milestone had provided for payment of $500,000 only on Steering Committee approval of the final regulatory submission. Immunicon has already received $500,000 as a result of the enrollment of the first patient in this trial.

We review the status of milestones, as defined, with Veridex continuously to determine whether the underlying product development plan is consistent with our current understanding of the capabilities of our technology and the market potential of the product candidates and we adjust the milestone objectives accordingly. As currently defined, we do not expect that any of the specific milestone payments will be materially delayed beyond their applicable target dates. However, because these milestone payments are related to the successful completion of the payment criteria outlined in the Agreement, as currently defined, including completion of clinical trials, development activities and receipt of regulatory clearances, we may be unable to successfully complete the payment criteria in a timely manner, if at all. Veridex is responsible under the Development Agreement for obtaining all regulatory clearances for indications related to the CellSearch kit, in consultation with us, for these cell analysis products in the field of cancer. Also, we and Veridex will continue to evaluate our development program in cancer, particularly clinical development and may negotiate changes to milestones that have not yet been achieved, although we do not expect that the aggregate amount of the milestones will change.

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

Part II

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

Under this distributor arrangement, we are required to supply Veridex based on the forecasts provided to us by Veridex and the actual orders for these systems placed with us by Veridex. The allocation of costs and expenses between us and Veridex remains substantially the same and we remain responsible for the costs associated with the one-year warranty period. In addition, instead of Veridex receiving up to a 15% commission after deducting the 27.5% gross profit margin on each sale or lease, these systems would be sold to Veridex at a transfer price that provides a 27.5% gross profit margin to us, and Veridex would retain the proceeds from their sales of these systems, but would be required to remit to us any proceeds from their sales to the extent that the proceeds of such sales, after deducting 15%, exceed the transfer price for these systems.

We launched our first cancer diagnostic products in August 2004. This represents the beginning of the commercialization phase as defined in our Development Agreement. According to the Development Agreement once commercialization begins, we are required to invest an amount ranging from between 8.5% and 10% of total net product sales by Veridex, excluding revenue from cell analysis system sales, in research and development activities for cancer-related cell analysis products. These research and development activities may consist of any activities, such as product improvements, product line extensions and clinical trials, conducted to achieve the milestones described above, to advance the development program designed by the steering committee for this agreement, or to enhance the cancer-related cell analysis products or sample preparation and cell analysis systems based on our technologies.

In addition, if we achieve certain levels of sales of our reagents we may receive up to an additional $10.0 million in milestone payments from Veridex, although we do not expect to receive any milestone payments related to sales goals until at least 2007.

In October 2004, we entered into a $12 million extension to our existing line of credit with Silicon Valley Bank, or SVB and amended certain terms of the credit agreement (the “SVB Amendment”). The loan is secured by a first-priority security interest in all of our assets except for our intangible intellectual property and the assets pledged under the equipment line of credit with General Electric Capital Corporation, or GE described below. Borrowings under this extension bear interest at a per annum rate of 0.5% above the prime lending rate. Interest accrues from the date of each equipment advance and is payable on a monthly basis in 48 equal monthly installments. However, upon the occurrence of any event of default, SVB may accelerate and declare all or any portion of the Company’s obligations to SVB immediately due and payable. The availability of the funds expires December 31, 2005.

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

Proceeds from the loan may be used to finance the placement of our CellTracks AutoPrep and CellSpotter systems and for other equipment financing needs, as defined.

Part II

In October 2004, we extended our existing equipment line of credit with GE by $5 million but did not otherwise amend the terms of this line of credit, except for the applicable rate of interest and repayment period. Interest on this line of credit ranges from 8.65% to 9.25% and is repayable over 36 to 60 months. However, upon the occurrence of any event of default, GE may accelerate and declare all or any portion of its obligations to GE immediately due and payable. This line of credit is secured by a first priority security interest on the assets specifically pledged under the line of credit and a second priority security interest on all other assets except for our intangible intellectual property.

The equipment line of credit with GE also contains certain covenants, which require us to, among other things, deliver periodic financial statements and reports within a prescribed timeframe and maintain and preserve the collateral; and which restricts our ability to, among other things, dispose of the collateral or creates or incurs certain liens or encumbrances on the collateral. The availability of these funds expires July 31, 2005.

As of December 31, 2004, we had $16.4 million in available borrowing capability under these equipment lines of credit.

Based on our operating plans, we believe that our available cash and available borrowings under of lines of credit will be sufficient to finance operations and capital expenditures until at least December 31, 2005. Our future capital requirements include, but are not limited to, supporting our research and development efforts and our clinical trials, although we are not obligated to meet any absolute minimum dollar spending requirements under our current operating agreements. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities, our clinical trials and capital requirements related to our commercialization efforts. We had $53.1 million in cash on hand and short term investments, as well as $16.4 million in available lines of credit as of December 31, 2004. We plan to use our cash on hand and our available lines of credit to continue to develop our cancer diagnostic products beyond breast cancer to other types of solid tissue cancers and to explore the uses of our technology in earlier stages of the cancer disease process. Also, we plan to explore development of uses for our technology outside of cancer such as in cardiovascular disease. We plan to use the anticipated funds generated from the sales of our products as well as additional equity or debt-related offerings to finance our future development efforts. We may not be successful in generating sufficient product sales or raising sufficient funds from the sale of equity or debt securities to support the research and development expenses necessary to expand the uses of the technology into other cancers and in non-cancer diseases. In addition, if we are unsuccessful in our product development efforts, additional financing may not be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may elect to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities. This inability to obtain additional financing could have a material adverse effect on our financial condition and operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force, or EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board, or FASB issued a FASB Staff Position, or FSP EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this Annual Report for fiscal 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, we will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

Part II

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning our third quarter of fiscal year 2005. The Company does not believe the adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123 and superseded APB 25. SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25 but will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of earnings. SFAS No. 123R is effective beginning in our third quarter of fiscal year 2005 and allows, but does not require companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS No. 123R. The Company has not yet determined which fair-value method and transition provision it will follow. The impact on the Company’s financial statements of applying Black-Scholes option valuation method of accounting for stock options is disclosed in the Stock-Based Compensation section of footnote 2 to the financial statements.

Item 7A.    Quantitative and qualitative disclosures about market risk

We do not believe that we have material exposure to interest rate, foreign currency exchange rate or other relevant market risks. We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, cash equivalents, short-term investments and long-term investments, accounts payable and long-term obligations. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents. We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. The maximum allowable duration of a single issue is 24 months, with an average duration of the issues in the portfolio of 18 months. As of December 31, 2004, we had an investment portfolio of short and long term investments in a variety of instruments, including US government agency notes, investment grade US Corporate bonds, mortgage-backed securities and money market securities totaling $26.1 million, excluding those classified as cash and cash equivalents.

The euro is the functional currency for Immunicon Europe. We translate asset and liability accounts to the US dollar based on the exchange rate as of the balance sheet date, while the income statement and cash flow statement amounts are translated to the US dollar at the average exchange rate for the period. Exchange gains and losses resulting from such translation are included as a separate component of stockholders’ deficit.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Item 8.    Financial statements and supplementary data

Immunicon Corporation and Subsidiaries (A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Immunicon Corporation

Huntingdon Valley, Pennsylvania

We have audited the accompanying consolidated balance sheets of Immunicon Corporation and subsidiaries (a development stage company) (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004, and for the period from August 25, 1983 (date of inception) to December 31, 2004. Our audits also included the financial statement schedule listed in the index as Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The Company’s financial statements for the period from August 25, 1983 (date of inception) to December 31, 1998 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated April 11, 2001. The financial statements for the period from August 25, 1983 (date of inception) to December 31, 1998 reflect total revenues and net loss of $3,249,000 and $4,241,576, respectively, of the related totals. The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, and for the period from August 25, 1983 (date of inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 29, 2005

Immunicon Corporation and Subsidiaries (A Development Stage Company)

The following report of Arthur Andersen LLP (“Andersen”) is a copy of the report previously issued by Andersen on April 11, 2001. The report of Andersen is included in this report on Form 10-K pursuant to Rule 2-02(c) of regulation S-X. The Company has not been able to obtain a reissued report from Andersen. Andersen has not consented to the inclusion of its report in this report on Form 10-K. Because Andersen has not consented to the inclusion of its report in this report on Form 10-K, it may be difficult to seek remedies against Andersen, and the ability to seek relief against Andersen may be impaired.

REPORT OF ARTHUR ANDERSEN, INDEPENDENT AUDITORS

To Immunicon Corporation:

We have audited the accompanying consolidated balance sheets of Immunicon Corporation (a Delaware corporation) and subsidiary as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000 and from the period from inception (August 25, 1983) to December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Immunicon Corporation and subsidiary as of December 31, 1999 and 2000, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2000 and for the period from inception (August 25, 1983) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Arthur Andersen LLP

Philadelphia, Pennsylvania

April 11, 2001

Immunicon Corporation and Subsidiaries (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$27,552	$30,601
Short-term investments	25,551	—
Accounts receivable	255	4
Receivable from related party	249	88
Inventory	1,076	—
Prepaid expenses	591	319
Other current assets	509	76

Total current assets	55,783	31,088
Property and equipment—net	4,380	3,561
Long term investments	530	—
Assets related to financing activities	—	674
Other assets	371	412

Total assets	$61,064	$35,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,012	$3,360
Accounts payable	940	1,008
Accrued expenses	3,392	2,787
Current portion of deferred revenue	1,398	97

Total current liabilities	8,742	7,252

Long-term debt	2,587	3,792

Deferred revenue	897	25

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock (liquidation value of $0 as of December 31, 2004 and $87,756 as of December 31, 2003)	—	85,115
Common stock, $.001 par value—100,000,000 authorized, 23,165,741 and 485,820 shares issued and outstanding as of December 31, 2004 and 2003, respectively	23	1
Additional paid-in capital	142,670	7,033
Deferred stock-based compensation	(2,345)	(3,858)
Loan for stock options	—	(19)
Accumulated other comprehensive income	29	—
Deficit accumulated during the development stage	(91,539)	(63,606)

Total stockholders’ equity	48,838	24,666

Total liabilities and stockholders’ equity	$61,064	$35,735

See notes to consolidated financial statements.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2004, 2003 and 2002, and for the period from August 25, 1983

(date of inception) to December 31, 2004

(in thousands, except for per share and share data)

	Years Ended December 31,			Period from August 25, 1983 (date of inception) to December 31, 2004
	2004	2003	2002
Revenue:
Revenue from related party (Note 12)	$1,292	$2,636	$621	$5,307
Product revenue	258	—	—	258
Other revenue	15	338	311	3,914

Total revenue	1,565	2,974	932	9,479

Operating expenses:
Research and development	23,545	16,032	15,797	78,085
General and administrative	6,064	4,512	3,563	24,504

Total operating expenses	29,609	20,544	19,360	102,589

Operating loss	(28,044)	(17,570)	(18,428)	(93,110)

Other income from related party	—	250		250

Interest income	732	247	577
Interest expense	(621)	(570)	(470)

Interest income (expense), net	111	(323)	107	1,321

Net loss attributable to common stockholders	$(27,933)	$(17,643)	$(18,321)	$(91,539)

Net loss per common share-basic and diluted	$(1.70)	$(37.90)	$(42.31)

Weighted average common shares outstanding-basic and diluted	16,386,135	465,527	433,014

See notes to consolidated financial statements.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Period from August 25, 1983 (date of inception) to December 31, 2004

(In thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred stock-based loan	Employee loan	Accumulated other comprehensive Income	Deficit accumulated during the development stage	Total
	Shares	Amount	Shares	Amount
Balance, August 25, 1983 (inception)
Issuance of common stock		$—	72,426	$—	$1,866	$	$—	$—	$—	$1,866
Sale of Series A, B and C preferred stock	96,350	963								963
Net loss									(1,113)	(1,113)

Balance, June 25, 1994	96,350	963	72,426		1,866				(1,113)	1,716
Exercise of options to purchase common stock			2,334		8					8
Net loss									(1,031)	(1,031)

Balance, July 1, 1995	96,350	963	74,760		1,874				(2,144)	693
Exercise of options to purchase common stock			9,244
Net loss									(460)	(460)

Balance, July 1, 1996	96,350	963	84,004		1,874				(2,604)	233
Net income									72	72

Balance, December 31, 1996	96,350	963	84,004		1,874				(2,532)	305
Exercise of options to purchase common stock			17
Net income									100	100

Balance, December 31, 1997	96,350	963	84,021		1,874				(2,432)	405
April 1998 issuance of common stock for consulting services rendered			5,000		5					5
Exercise of options to purchase common stock			292,420		79					79
Compensation expense related to 25,334 stock options granted for consulting services rendered					232					232
Net loss									(1,810)	(1,810)

Balance, December 31, 1998	96,350	963	381,441		2,190				(4,242)	(1,089)
September 1999 issuance of common stock in connection with the acquisition of technology rights			13,334	1	15					16
Exercise of options to purchase common stock			667
March 1999 sale of Series D preferred stock, net of expenses of $103	33,251,090	10,597								10,597
May 1999 issuance of warrant to purchase 194,200 shares of Series D preferred stock in connection with credit facility					15					15

Compensation expense related to 13,802 stock options granted for consulting services rendered					7					7
Net loss									(4,404)	(4,404)

(Continued)

Immunicon Corporation and Subsidiaries (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Period from August 25, 1983 (date of inception) to December 31, 2004 — (continued)

(In thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred stock-based loan	Employee loan	Accumulated other comprehensive Income	Deficit accumulated during the development stage	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 1999 (Forward)	33,347,440	11,560	395,442	1	2,227				(8,646)	5,142
September 2000 issuance of common stock for consulting services rendered			8,334		20					20
Exercise of options to purchase common stock			10,001		26					26
February 2000 issuance of warrant to purchase 155,376 shares of Series D preferred stock in connection with credit facility					7					7
June 2000 sale of Series E preferred stock, net of expenses of $138	2,083,336	9,737								9,737
August 2000 sale of Series E preferred stock	2,505,276	11,876								11,876
Issuance of 31,669 stock options for consulting services rendered					31	(31)
Compensation expense related to stock options						6				6
Net loss									(6,954)	(6,954)

Balance, December 31, 2000	37,936,052	$33,173	413,777	$1	$2,311	$(25)	$—	$—	$(15,600)	$19,860
Balance, December 31, 2000	37,936,052	33,173	413,777	1	2,311	$(25)	$—	$—	$(15,600)	$19,860
December 2001 sale of Series F Preferred stock, net of expenses of $1,799	7,187,500	26,951								26,951
January 2001 issuance of common stock for consulting services rendered			10,000		24					24
Exercise of options to purchase common stock			200
January 2001 issuance of 7,384 warrants to purchase Series E preferred stock in connection with credit facility					8					8
Issuance of 37,003 stock options for consulting services					25	(25)
Compensation expense related to stock options						11				11
Net loss									(12,042)	(12,042)

Balance, December 31, 2001	45,123,552	60,124	423,977	1	2,368	(39)			(27,642)	34,812
Exercise of options to purchase common stock			16,334		21					21
Issuance of 58,336 stock options for consulting services rendered					70	(70)
Compensation expense related to stock options						20				20
April 2002 issuance of warrant to purchase 25,000 Series F preferred stock in connection with credit facility					60					60
August 2002 issuance of 22,669 common stock warrants for directors’ services					37					37
June 2002 loan issued to employee to exercise stock options							(19)			(19)
Net loss									(18,321)	(18,321)

(Continued)

Immunicon Corporation and Subsidiaries (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Period from August 25, 1983 (date of inception) to December 31, 2004 — (continued)

(In thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred stock-based loan	Employee loan	Accumulated other comprehensive Income	Deficit accumulated during the development stage	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2002	45,123,552	60,124	440,311	1	2,556	(89)	(19)		(45,963)	16,610
June 2003 sale of Series F preferred stock, net of expenses of $77	6,187,000	24,671								24,671
August 2003 sale of Series F preferred stock	80,000	320								320
Exercise of options to purchase common stock			5,832		17					17
Issuance of 49,935 stock options for consulting services rendered					268	(268)
Compensation expense related to stock options						263				263
Issuance of common stock in lieu of director cash compensation			38,677		128					128
December 2003 issuance of common stock to an employee			1,000		2					2
April 2003 issuance of warrant to purchase 13,750 shares of Series F preferred stock in connection with credit facility					29					29
April 2003 issuance of warrant to purchase 20,834 shares of common stock in connection with credit facility					20					20
May 2003 issuance of 22,669 shares of common stock warrants for directors’ services					16					16
Deferred stock-based compensation related to options granted to employees and directors					3,997	(3,997)
Amortization of deferred compensation						233				233
Net loss									(17,643)	(17,643)

Balance, December 31, 2003	51,390,552	85,115	485,820	1	7,033	(3,858)	(19)		(63,606)	24,666
Net loss									(27,933)	(27,933)
Translation adjustment								29		29

Comprehensive loss										(27,904)
April 2004 initial public offering, net of expenses of $5.8 million			6,900,000	7	49,419					49,426
April 2004 conversion of preferred shares	(52,110,560)	(85,347)	15,495,815	15	85,332					—
April 2004 dividend conversion					52					52
Exercise of options			178,105		348					348
Exercise of warrants	720,008	232	92,364		209					441
January 2004 issuance of 22,669 shares of common stock warrants for directors’ services					112					112
October 15, 2004, issuance of shares under Employee Stock Purchase Plan			13,637		149					149
Amortization of deferred compensation						1,353				1,353
Compensation expense related to stock option					138	38				176
Adjustment to deferred compensation for the change in fair value					(122)	122
June 2004 payment of loan							19			19

Balance, December 31, 2004	—	$—	23,165,741	$23	$142,670	$(2,345)	—	29	$(91,539)	$48,838

(Concluded)

See notes to consolidated financial statements.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2003 and 2002, and for the period from August 25, 1983

(date of inception) to December 31, 2004

(in Thousands)

	Year Ended December 31,			Period from August 25, 1983 (date of inception) to December 31, 2004
	2004	2003	2002
Operating activities:
Net loss	$(27,933)	$(17,643)	$(18,321)	$(91,539)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,524	1,207	1,248	6,143
Interest expense on warrants	55	30	13	127
(Gain) loss on disposal of property and equipment	—	1	—	4
Compensation expense related to the issuance of stock, stock options and warrants	1,697	642	57	2,726
Change in:
Accounts receivable	(251)	—	—	(251)
Accounts receivable from related party	(161)	—	—	(161)
Inventory	(1,076)	—	—	(1,076)
Prepaid expenses and other	(272)	(140)	23	(759)
Other assets	(402)	(855)		(1,382)
Accounts payable	(68)	77	377	940
Accrued expenses	1,331	1,005	525	4,129
Deferred revenue	2,173	(563)	(621)	2,284

Net cash used in operating activities	(23,383)	(16,239)	(16,699)	(78,815)

Investing activities:
Purchase of investments	(37,639)	—	(16,607)	(92,559)
Proceeds from maturities of investments	11,496	3,000	46,692	65,999
Cash proceeds from disposals of property and equipment	—	—	1	1
Purchases of property and equipment	(2,254)	(2,072)	(472)	(10,015)

Net cash (used in) provided by investing activities	(28,397)	928	29,614	(36,574)

Financing activities:
Proceeds from exercise of stock options & purchase plan	441	17	2	774
Proceeds from exercise of warrants	441	—		441
Proceeds from term debt	2,105	5,519	5,000	17,702
Proceeds from sale of common stock	51,336	—		53,002
Proceeds from sale of preferred stock	—	24,991		84,115
Payment on IPO Fees	(1,909)	—		(1,909)
Payments on term debt	(3,659)	(3,036)	(2,330)	(11,105)
Other	(53)	(49)	(6)	(108)

Net cash provided by financing activities	48,702	27,442	2,666	142,912

Effect of exchange rate on cash	29			29
Net increase (decrease) in cash and cash equivalents	(3,078)	12,131	15,581	27,523
Cash and cash equivalents, beginning of period	30,601	18,470	2,889

Cash and cash equivalents, end of period	$27,552	$30,601	$18,470	$27,552

Supplemental cash flow information:
Cash paid for interest	$545	$678	$302

See notes to consolidated financial statements.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2004, 2003 and 2002, and for the period from August 25, 1983

(date of inception) to December 31, 2004.

1.    Background and operations

Immunicon Corporation was incorporated in Pennsylvania on August 25, 1983, for the purpose of developing novel methods for targeting and separating biological components. We are currently developing and commercializing proprietary cell-based diagnostic and research products with an initial focus on cancer. In 2000, we changed our state of incorporation to the State of Delaware.

Our operations to date have been primarily focused on research and development activities. In August 2004, we launched our initial cancer diagnostic products which had received FDA clearance in January 2004. This represented the initiation of the commercialization of our products. We completed our first instrument sale to a third party laboratory customer during the fourth quarter of 2004. We operate in one segment and have our principal offices in Huntingdon Valley, Pennsylvania, although we maintain a small research laboratory in the Netherlands. We have incurred significant losses since our inception through December 31, 2004, and have a deficit accumulated during the development stage of $91.5 million. From inception we have raised $137.4 million from the sale of common and preferred stock, including $49.4 million from our initial public offering, or IPO, which was completed in April 2004.

The proceeds from the IPO were $49.4 million, net of fees and expenses. In the IPO, we sold 6.9 million shares of its common stock, including the underwriters’ over allotment option, at $8.00 per share. In addition, on March 9, 2004, we completed a 2-for-3 reverse stock split of our common stock. All share and per share amounts included in these consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

We have not generated any significant revenues from product sales and have incurred substantial losses since our inception. We anticipate incurring additional losses over at least the next several years and such losses may increase as we expand our research and development activities. Substantial financing will be needed by us to fund our operations and to commercially develop our product candidates. There is no assurance that such financing will be available when needed. Our operations are subject to certain additional risks and uncertainties including, among others, dependence on Veridex, LLC (“Veridex”), a Johnson & Johnson company, to market our cancer diagnostic product candidates, the uncertainty of product development (including clinical trial results), regulatory clearance and approval, supplier and manufacturing dependence, competition, reimbursement availability, dependence on exclusive licenses and other relationships, uncertainties regarding patents and proprietary rights, dependence on key personnel and other risks related to governmental regulations and approvals. Management believes, however, that cash, cash equivalents and borrowing available under its line of credit at December 31, 2004, will be sufficient to maintain operations through at least December 31, 2005.

2.    Summary of significant accounting policies

Basis of presentation

Although we initiated sale of our first cancer diagnostic products in August 2004, we have generated no significant product revenue to date, and our activities have consisted primarily of developing and licensing products, raising capital and recruiting personnel. Accordingly, we are considered to be in the development stage as of December 31, 2004 as defined by Statement of Financial Accounting Standards, or SFAS No. 7, Accounting and Reporting by Development Stage Enterprises.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Principles of consolidation

The consolidated financial statements herein include balances of Immunicon Corporation and its wholly owned subsidiaries, Immunivest Corporation, IMMC Holdings, Inc., and Immunicon Europe, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments

We have estimated the fair value of our financial instruments using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents and accounts payable—The carrying amounts of these items approximate their fair values at December 31, 2004 and 2003 due to the short-term maturities of these instruments.

Long-term debt—Interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

As of December 31, 2004 and 2003, the outstanding long-term obligations and the corresponding fair market value are as follows (see also Note 6) (in thousands):

December 31,	Remaining principal payments	Fair market Value
2004	$5,599	$5,599
2003	7,152	7,386

Cash and cash equivalents

We consider all highly liquid investments purchased with original maturities of three months or less when purchased to be cash equivalents.

Short-term investments

Short-term investments are investments purchased with maturities of longer than 90 days, but less than one year, held at a financial institution. Short-term investments are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and accordingly, those classified as held-to-maturity are carried at cost plus accrued interest.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The cost or amortized cost and estimated market value of investments at December 31, 2004 were as follows (in thousands):

	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
Corporate debt securities	$13,936	$—	$(33)	$13,903
US Agencies securities	12,145	$—	(5)	12,140

Total	$26,081	$—	$(38)	$26,043

We held no short or long term investments as of December 31, 2003. Proceeds from the maturity of investments were $11.5 million and $3.0 million during the years ended December 31, 2004 and 2003, respectively.

Restricted funds

In fiscal 2004, we entered into a security deposit pledge agreement with a bank related to a corporate credit card agreement. This deposit earns approximately 1% simple interest per annum. As of December 31, 2004, this deposit was $150,000 and was recorded as restricted and reported in Other Assets on the accompanying consolidated balance sheet. We maintain a certificate of deposit, which has been pledged as collateral against a letter of credit supplied to the landlord as security for the rent on our principal office location. As of December 31, 2004 and 2003, this certificate of deposit of $125,000 is classified as restricted and is reported in Other Assets on the accompanying consolidated balance sheets.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method. Effective October 1, 2004, we adopted a policy to capitalize the cost of inventory (see Note 3).

Property and equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Useful lives are estimated as follows:

Property and Equipment	Years
Computer equipment	3 years
Laboratory equipment	5 years
Manufacturing equipment	5 years
Office furniture and equipment	5 years
Leasehold improvements	Lesser of useful life or lease term

Long lived assets

We periodically evaluate the carrying value of long-term assets when events and circumstances warrant such review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. In that event a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined by reference to quoted market prices, if available, or the utilization of certain valuation techniques such as using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Comprehensive loss

Comprehensive loss is defined as the change in stockholders’ (deficit) equity during a period from transactions and other events and circumstances from non-owner sources.

Concentrations of credit risk and limited suppliers

The financial instruments that potentially subject us to concentrations of risk are cash and cash equivalents. Our cash and cash equivalents are maintained in four financial institutions in amounts that typically exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk in this area. It is our practice to place our cash equivalents and short-term investments in money market accounts or high quality securities in accordance with a written policy approved by the Board of Directors.

We rely on a single supplier for a component of our instrument system. The failure of this supplier, including a subcontractor, to deliver on schedule could delay or interrupt delivery to customers and thereby adversely affect our operating results.

Revenue recognition

We derive revenues from three primary sources: license revenue, instrument product sales and reagent product sales. We recognize revenue on product sales in accordance with the SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, or SAB No. 104, when persuasive evidence of an arrangement exists, the contract price is fixed or determinable, the product or accessory has been delivered, title and risk of loss have passed to the customer, and collection of the resulting receivable is reasonably assured. We recognize revenue for instrument placements at the time that all necessary conditions for the recognition of revenue have been met. Specifically, we may place instruments with customers and allow the customer a period of time for training and validation as is common in our industry. Therefore there may be a delay between the time that an instrument is placed with a customer and the point at which the revenue for the instrument placement is recognized. Also in certain instances the customer may be provided with an opportunity to return the instrument to us prior to acceptance. We therefore recognize the revenue associated with these instrument placements only at the point when it is clear that all revenue recognition criteria have been met and that no continuing right of return remains.

In accordance with SAB No.104, we record up-front non-refundable license fees as deferred revenue and recognize this deferred revenue over the estimated development period. Since August 2000, we have earned and received $5.8 million in license and milestone payments from Veridex. License and milestone payments are deferred and amortized on a straight-line basis over the product development period as defined for each specific product. Amounts received as reimbursement for research and development expenses are recorded as a reduction in research and development expense as the related costs are incurred.

Further, we reviewed the effects of Emerging Issues Task Force, or EITF Pronouncement No. 00-21 Revenue Arrangements with Multiple Deliverables, or EITF 00-21, to determine whether this pronouncement is applicable to us, as appropriate. Milestone payments received to date under the contract with Veridex are non-refundable, have been deferred and are being amortized on a straight-line basis over the estimated development period. We estimated the initial development period to be from the initiation of the contract with Veridex, August 2000 to December 31, 2003, when we estimated that we would deliver our initial instrument platform and clinical test. We received US Food and Drug Administration, or FDA clearance for our breast cancer monitoring test in January 2004 and therefore

Immunicon Corporation and Subsidiaries (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

we believe that our estimate is appropriate. Amounts we receive as reimbursement for research and development are recorded as a reduction in research and development expense, as the related costs are incurred (see Note 9).

We can earn up to an additional $4.7 million in research related milestone receipts and $10.0 million related to achieving certain sales targets. We plan to recognize revenue for the research related milestones receipts over the estimated development period for the various products for which milestone receipts can be earned. Under the Veridex agreement, we also can earn up to $10.0 million in revenue for achieving defined sales targets. Our agreement with Veridex provides for payments to us by Veridex of $2.0 million, $3.0 million and $5.0 million in the first year that sales recognized by Veridex of our CellSearch reagent products to third parties, excluding sales of instruments, reach $250 million, $500 million and $1 billion, respectively and we plan to recognize the revenue related to these targets in the period earned.

Product Warranty

We generally include a one year warranty for product quality related to our instrument product sales. We record warranty expense for known warranty issues if a loss is probable and can be reasonably estimated, and we record warranty expenses for anticipated but, as yet, unidentified issues based on historical activity. The warranty liability and the related expense were not significant during the periods presented.

Disclosures about segments of an enterprise

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, we have viewed our operations and manage our business as one segment operating primarily in the United States of America.

Research and development

Research and development costs are charged to expense as incurred.

Recapitalization

On March 9, 2004, we effected a 2-for-3 reverse stock split of all outstanding shares of common stock, as well as for stock options and warrants to purchase common stock. In addition, the conversion ratios for all series of Preferred stock were adjusted. All references in the accompanying financial statements to the number of shares and per share data have been retroactively restated to reflect the reverse stock split.

Stock-based compensation

We account for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, which states that, for fixed plans, no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of our common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of our common stock at the grant date, the difference between the fair value of the our common stock and the exercise price of the stock option is recorded as deferred compensation.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Deferred compensation is amortized to compensation expense on a straight-line basis over the vesting period of the stock option. We have adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123 and SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, or SFAS No. 148, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant (see Note 7).

Had compensation cost for our stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method required by SFAS No. 123, we would have reported the pro forma net loss amounts indicated below (in thousands except per share data).

	Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$(27,933)	$(17,643)	$(18,321)
Add: Stock-based compensation expense included in reported net loss	1,697	642	57
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(1,895)	(801)	(185)

Pro forma net loss	$(28,131)	$(17,802)	$(18,449)

Net loss per share (basic and diluted) as reported	$(1.70)	$(37.90)	$(42.31)

Pro forma net loss per share (basic and diluted)	$(1.72)	$(38.24)	$(42.61)

The fair value of each option is estimated on the date of grant using the fair value method with the following weighted average assumptions: risk-free interest rate of 3.9%, 3.14% and 4.0% during 2004, 2003, and 2002, respectively; volatility of 56.97%, 0% and 0% during 2004, 2003 and 2002, respectively; an expected life of 5 years; and a dividend yield of zero. Prior to 2004, we were not a public company and therefore we used the minimum value method for 2003 and 2002.

Stock compensation arrangements with non-employees are accounted for in accordance with SFAS No. 123, as amended by SFAS No. 148, and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach.

Net loss per share

Basic and diluted net loss per common share is calculated in accordance with SFAS No. 128, Earnings Per Share, or SFAS No. 128 and SEC Staff Accounting Bulletin No. 98, or SAB No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted earnings for common stockholders per common share, or diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock during the period.

Our diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented. Weighted average fully diluted

Immunicon Corporation and Subsidiaries (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

shares outstanding for the years ended December 31, 2004, 2003 and 2002 would have been 17,914,951, 13,824,340 and 11,702,827.

Income taxes

Deferred tax liabilities and assets are provided for differences between the book and tax bases of existing assets and liabilities and tax loss carry forwards and credits, using tax rates expected to be in effect in the years in which differences are expected to reverse. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

New accounting pronouncements

In March 2004, the FASB approved the consensus reached on the EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FSP EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, we will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning our third quarter of fiscal year 2005. We do not believe the adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123 and superseded APB 25. SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25 but will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of earnings. SFAS No. 123R is effective beginning in our third quarter of fiscal year 2005 and allows, but does not require companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS No. 123R. We have not yet determined which fair-value method and transition provision it will follow. The impact on our financial statements of applying Black-Scholes option valuation method of accounting for stock options is disclosed in the Stock-Based Compensation section of footnote 2.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

3.    Inventory

Inventories are stated at the lower of cost, determined using the first-in-first-out method, or market. Inventories at December 31, 2004 consist of the following: (in thousands)

	December 31, 2004	December 31, 2003
Raw materials	$976	$—
Finished goods	100	—

Inventory	$1,076	$—

Prior to the initiation of our commercialization period which occurred in August 2004, we included all costs associated with manufacturing as part of research and development expense. Effective October 1, 2004, we adopted a policy to capitalize the cost of manufacturing as inventory.

In the fourth quarter, we began to capitalize in inventory the cost of manufactured products for commercial sale and to expense such costs as cost of products sold at the time of sale. However, as we sell that portion of our existing inventory that had previously been expensed as part of research and development expenses, there will be a period of time where we will recognize manufacturing revenue with minimum corresponding cost.

Also at December 31, 2004, the cost included as finished goods inventory consisted only of items that were purchased and produced in the fourth quarter. As we continue to process into inventory those items that were partially produced and expensed prior to October 1, 2004, we will continue to reflect in inventory only those incremental purchases made to convert such inventory into finished goods.

4.    Property and equipment

Property and equipment are comprised of the following (in thousands):

	December 31, 2004	December 31, 2003
Laboratory equipment	$1,844	$1,387
Office furniture and equipment	945	611
Leasehold improvements	4,139	3,195
Manufacturing equipment	688	632
Computer equipment	1,634	1,170

Property and equipment, gross	9,250	6,995
Less Accumulated depreciation	(4,870)	(3,434)

Property and equipment, net	$4,380	$3,561

Depreciation expense on property and equipment for the years ended December 31, 2004, 2003 and 2002 was $1.4 million, $1.1 million and $895,000, respectively.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

5.    Accrued expenses

Accrued expenses are comprised of the following (in thousands):

(in thousands)	December 31, 2004	December 31, 2003
Salary related expense	$777	$546
Clinical research and trial costs	943	608
Contracted research costs	91	165
Deferral loan premium	222	139
Accounting and legal fees	142	664
Leasehold improvements	331	40
Other	886	625

Accrued expenses	$3,392	$2,787

6.    Long-term debt

As of December 31, 2004, we had an aggregate of $5.6 million of bank debt outstanding with two lending institutions, $2.2 million to Silicon Valley Bank, or SVB and $3.4 million to General Electric Capital Corporation, or GE, as described below.

On October 22, 2004, we entered into a $12.0 million extension to our existing line of credit with SVB, and amended certain terms of the credit agreement (the “SVB Amendment”). The loan is secured by a first-priority security interest in all of our assets except for our intangible intellectual property and the assets pledged under the equipment line of credit with GE described below. Borrowings under this extension bear interest at a per annum rate of 0.5% above the prime lending rate. Interest accrues from the date of each advance and is payable on a monthly basis in 48 equal monthly installments. However, upon the occurrence of any event of default, SVB may accelerate and declare all or any portion of our obligations to SVB immediately due and payable.

The SVB Amendment also contains certain covenants that require us to, among other things, maintain a certain level of earnings or loss before interest, taxes, depreciation and amortization, maintain a minimum amount of our available funds on deposit with SVB and deliver periodic financial statements and reports within a prescribed timeframe. We also agreed to restrict our ability to among other things, dispose of property (including intellectual property), change our business, ownership, management or business locations, merge with or acquire certain other entities, create or incur certain liens or encumbrances on any of its property, incur or amend the terms of certain indebtedness, engage in transactions with affiliates, declare or pay certain dividends or redeem, retire or purchase shares of any capital stock. As of December 31, 2004, we had approximately $598,000 outstanding under this extended line. The availability of this $12.0 million line of credit expires December 31, 2005. As of December 31, 2004 we had approximately $11.4 million in available credit under all of our agreements with SVB.

In October, 2004, we extended our existing equipment line of credit with GE by $5.0 million but did not otherwise amend the terms of this line of credit, except for the applicable rate of interest and repayment period. Interest on this line of credit ranges from 8.65% to 9.25% and is repayable over 36 to 60 months. However, upon the occurrence of any event of default, GE may accelerate and declare all or any portion of its obligations to GE immediately due and payable. This line of credit is secured by a first

Immunicon Corporation and Subsidiaries (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

priority security interest on the assets specifically pledged under the line of credit and a second priority security interest on all other assets except for our intangible intellectual property.

The equipment line of credit with GE also contains certain covenants, which require us to, among other things, deliver periodic financial statements and reports within a prescribed timeframe and maintain and preserve the collateral; and which restrict our ability to, among other things, dispose of the collateral or creates or incurs certain liens or encumbrances on the collateral. We had no borrowings under this extension at December 31, 2004. The availability of this $5 million line of credit expires July 31, 2005.

In May 1999, we entered into our first credit facility with SVB for $1.3 million. This facility was later amended to increase the facility to $3.5 million. In connection with this first credit facility and later amendments, we issued warrants to purchase 349,576 of Series D Convertible Preferred Stock and 7,384 shares of Series E Convertible Preferred Stock. The first credit facility with SVB was repaid in full in fiscal 2003. In April 2002, we had obtained a credit facility of $5,000,000 (the “second credit facility”) from SVB and borrowed the full amount in May 2002. This facility bears interest at 2% above the prime rate or 6.75%, whichever is greater. The loan is payable over the 36 month period ending April 2005. In April 2003, this credit facility was amended to increase the facility to $7.0 million. The $2.0 million supplemental loan was advanced in two tranches. The first tranche was subject to obtaining equipment financing of $3.0 million from another lending institution. The second tranche was subject raising $10.0 million from the sale of additional shares of our stock to investors. We met these conditions and borrowed the full $2.0 million by July 2003. Collateral for this loan is a first lien on all our assets except for our intangible intellectual property and except for the assets pledged under the equipment line of credit agreement with another lending institution discussed below. Interest on these supplemental advances is prime plus 4.25% with a minimum of 8.5% and is repayable over 36 months. We issued a warrant to purchase 25,000 and 13,750 shares of Series Convertible F Preferred Stock in April 2002 and April 2003, respectively, with an exercise price of $4.00 per share in connection with this loan (see Note 7). As of December 31, 2004, the Company has $1.6 million outstanding under the second credit facility.

In April 2003, we obtained $5.0 million in the form of equipment lines of credit from GE (the “third credit facility”). Interest on this loan ranged from 8.25% to 9.25% and is repayable over 36 to 60 months. Collateral for this loan is a first lien on those assets specifically pledged under this line of credit and a subordinated lien on all our remaining assets except for the our intangible intellectual property. We issued a warrant to purchase 20,834 shares of our common stock with an exercise price of $4.00 per share in connection with this loan (see Note 7). The initial advance on this facility was $3.0 million. The Company obtained the right to borrow the second advance of $2.0 million in December 2003 upon the filing of our Registration statement on Form S-1 for our IPO.

In connection with this second advance we entered into a security deposit pledge agreement. This security deposit earns 2% simple interest per annum from the commencement date, as long as we were not in default of the loan. The amount of this security deposit will decrease to 50% of the outstanding principal balance on a calendar biannual basis as long as we are not in default. The security deposit was returned to us upon completion of an IPO. As of December 31, 2003, this deposit balance was $252,000, of which $182,000 is classified as long term asset and reported as “Other assets” on the accompanying consolidated balance sheet. The current portion of this deposit is reported in “Other current assets” on the accompanying consolidated balance sheet. As of December 31, 2004, we had $3.4 million outstanding under the third credit facility.

As of December 31, 2004, 2003 and 2002, interest rates in effect for outstanding obligations under the credit facilities were 5.75%-9.25%, 6.75%-9.25% and 6.75%-9.74%, respectively.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

All the credit facilities are subject to certain covenants, including maintaining a minimum level of earnings before interest, taxes, depreciation and amortization, as defined in the loan agreement, maintaining a minimum percentage of our cash available for investing with the lending institution and providing audited financial statements within 120 days after the close of the fiscal year. We were in compliance with its covenants for the years ended December 31, 2004 and 2003.

As of December 31, 2004 and 2003, the Company had $0 and $2,000 of capital lease obligations outstanding, respectively. The capital leases are payable in fixed monthly payments of principal and interest, with interest at rates ranging from 11.9% to 12.5%.

Interest expense under these capital lease obligations amounted to $0, $3,000 and $8,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Future principal payment obligations on long-term debt as of December 31, 2004 are as follows (in thousands):

2005	$3,012
2006	1,864
2007	558
2008	162
2009	3

Total	5,599
Less—current portion	(3,012)

$2,587

7.    Stockholders’ equity

Common stock

We completed the IPO of shares of our common stock on April 21, 2004. In the IPO, we sold 6.9 million shares of our common stock, including the underwriters’ over allotment option for $8.00 per share. We realized proceeds of $49.4 million, net of fees and expenses of $1.9 million, excluding underwriter’s discounts, fees and commissions. At completion of the IPO, all outstanding convertible preferred shares were automatically converted into 15,495,827 common shares. As a further condition of the IPO all shares of common stock, including those preferred shares which were converted into common stock, were restricted from open market sales for a period of 180 days from the date of the IPO. The restriction was released on October 13, 2004. As of December 31, 2004 there were 23,165,741 common shares outstanding.

In 2003, each of our non-employee Directors was entitled to receive $6,000 in annual cash compensation and had the option to receive all or any portion of the compensation in the form of shares of our common stock instead of cash compensation. During fiscal 2003, the Company issued an aggregate of 38,677 shares of our common stock to our directors who elected to receive shares of common stock in lieu of cash compensation.

In 2001, we issued 10,000 shares of common stock for scientific advisory services in regards to patents owned by us. This issuance related to past services and therefore we recorded a $24,000 expense for the fair value of the shares on the date of issuance. In 2003, we issued 1,000 shares of common stock to an employee for past services to us. We recorded compensation expense of $2,400 for the fair value of the shares on the date of issuance.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In the period from inception to December 31, 2000, we issued 26,668 shares of common stock for scientific and strategic advisory services and as consideration for certain rights granted to us from a university (see note 9) and recorded compensation expense of $40,000 for the fair value of the shares on the date of issuance using the fair value method.

Convertible preferred stock

As of December 31, 2003, the authorized and outstanding convertible preferred stock, by series, was as follows:

	December 31, 2003
Series	Shares authorized	Shares outstanding	Carrying amount	Liquidation value per share	Common stock Equivalent
A	36,350	36,350	$363,500	$16.00	669,343
B	30,000	30,000	300,000	15.40	236,952
C	30,000	30,000	300,000	14.80	296,016
D	34,870,666	33,251,090	10,596,967	0.32	2,216,742
E	5,500,000	4,588,612	21,612,236	4.74	3,059,083
F	15,080,000	13,454,500	51,942,414	4.00	8,969,677

			$85,115,117		15,447,813

In the years ended December 31, 2003 and 2001, we sold 6,187,000 and 7,187,500 shares of Series F Convertible Preferred stock (“Series F”), respectively, at $4.00 per share. Proceeds were $24,671,000, net of $77,000 financing costs and $26,951,000, net of $1,799,000 in financing costs, respectively, as of December 31, 2003 and 2001.

In August 2003, we sold 80,000 Series F shares at $5.00 per share and simultaneously entered into a License and Supply Agreement for certain elements of our technology with the purchaser. We deemed that these Series F shares should be valued at $4.00 per share based on a similar transaction, and that $80,000 or $1.00 per share was deemed to represent deferred license fee revenue related to certain exclusivity provisions of the License and Supply Agreement, which expire two years from the date of the agreement. The deferred license revenue therefore is being amortized into income over the period of two years (see Note 12). The Series F shares were convertible into common stock at the rate of one common share for each Series F share.

In 2000, we sold 4,588,612 shares of Series E Convertible Preferred stock (“Series E”) at $4.74 per share. Proceeds were $21,612,000, net of $138,000 in financing costs. The Series E shares were convertible into common stock at the rate of one common share for each Series E share.

In 1999, we sold 33,251,090 shares of Series D Convertible Preferred stock (“Series D”) at $0.3218 per share. Proceeds were $10,597,000, net of $103,000 in financing costs. The Series D shares were convertible into common stock at the rate of one common share for each ten Series D shares.

From 1988 to 1990, we sold Series A, B and C Convertible Preferred stock (“Series A, B and C”) at $10 per share. The Series A, B and C stock were entitled to cumulative dividends at the annual rate of $.60 per share, if and when declared. As of December 31, 1998, cumulative dividends were $52,000. In connection with the sale of the Series D stock in 1999, no further dividends were accrued on the Series A, B and C stock and no payments with respect to such accrued dividends were made.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The Series F, E and D stock had preferences in liquidation, on a pro-rata basis, to the Series A, B and C stock and common stock. The Series A, B and C had preferences in liquidation to the common stock.

At December 31, 2003, each share of Preferred Stock was convertible into common stock by dividing the liquidation price per share, along with any premium paid by the stated conversion price. The Series A, B, C, D, E and F shares had conversion prices of $0.5793, $1.30, $1.00, $3.22, $4.74 and $4.00, respectively, and had voting rights equal to the number of shares of common stock into which they are convertible.

All shares of the Series A, B, C, D, E and F stock were automatically converted into common stock upon the completion of our IPO in April 2004.

Stock options

We have reserved an aggregate of 3,766,667 shares of our common stock for issuance under our amended and restated equity compensation plan as of December 31, 2004. As of December 31, 2003 and 2002, the total number of options authorized under the Plan was 2,766,667 and 2,200,000, respectively. Options vest according to their terms, generally 20% to 25% per year over four to five years or 50% per year over two years. All options expire either five or ten years after the grant date. We account for options granted to employees in accordance with APB No. 25. The fair value of each option is estimated on the date of grant using the fair value method with the following weighted average assumptions: risk-free interest rate of 3.9%, 3.14% and 4.0% during 2004, 2003, and 2002, respectively; volatility of 56.97%, 0% and 0% during 2004, 2003 and 2002, respectively; an expected life of 5 years; and a dividend yield of zero. Prior to 2004, we were not a public company and therefore we used the minimum value method.

The fair value of the options granted during the years ended December 31, 2004, 2003 and 2002 were estimated at $8.53, $7.86 and $2.41 per share, respectively.

Information relative to our stock options is as follows (in thousands, except for exercise price information):

	Years ended December 31,
	2004		2003		2002
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Options outstanding at the beginning of the year	2,565	$2.35	1,778	$2.18	1,040	$1.98
Granted	610	8.53	827	2.72	838	2.40
Exercised	(178)	1.95	(4)	2.53	(16)	1.29
Canceled	(55)	2.91	(36)	2.58	(84)	2.04
Options outstanding at the end of the year	2,942	$3.64	2,565	$2.35	1,778	$2.18
Options exercisable at the end of the year	1,176	$2.20	882	$2.08	547	$2.07

Immunicon Corporation and Subsidiaries (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The weighted-average exercise prices and weighted-average fair values of options granted are as follows:

	Years ended December 31,
	2004		2003		2002
	Weighted average exercise price	Weighted average fair value	Weighted average exercise price	Weighted average fair value	Weighted average exercise price	Weighted average fair value
Option Price equal to FMV	$8.53	$8.53	$—	$—	$2.40	$2.40
Option Price greater than FMV	$—	$—	$—	$—	$—	$—
Option Price less than FMV	$—	$—	$2.72	$7.86	$2.40	$3.08

The following table summarizes information relating to our stock options at December 31, 2004 (in thousands except for contractual life and exercise price information):

Range of Exercise Price	Outstanding as of December 31, 2004	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of December 31, 2004	Weighted average exercise price
$1.05—$2.40	1,685	6.62	2.17	947	2.01
$2.41—$6.00	651	7.71	2.92	229	3.00
$6.01—$9.95	606	9.61	8.53	—	—

	2,942	7.48	3.64	1,176	2.20

In December 2003, we granted options to purchase 100,000 shares of our common stock to our Chief Executive Officer, 40,000 shares of our common stock to our Chief Financial Officer, and 16,667 shares of our common stock to our Chief Scientific Officer, in each case at an exercise price below fair value, determined with hindsight. These options vest upon the earlier of five years from the date of grant or the achievement by each respective employee of certain performance milestones. The vesting for the options given to the Chief Executive Officer and Chief Financial Officer occur as follows:

➢	25% on the first anniversary of the completion of a financing which raises at least $50 million in net proceeds;

➢	25% upon the achievement of net sales to end users, as defined, of at least $2 million per month for three consecutive months; and

➢	50% upon the achievement of net sales to end users, as defined, of at least $8 million per month for three consecutive months.

The vesting for our Chief Scientific Officer is as follows:

➢	25% on the first anniversary of the completion of a financing which raises at least $50 million in net proceeds;

➢	25% upon the commercial launch of the CellSpotter/AutoPrep configuration for an in vitro diagnostic or research use only application, as determined by our compensation committee; and

➢	50% upon the commercial launch of CellTracks, as determined by our compensation committee.

Stock-based compensation for these grants is accounted for in accordance with APB No. 25. Accordingly, the total amount of compensation expense is based on the difference between the exercise price and the fair value of the stock on the grant date. Such compensation expense is recognized based on management’s best estimate of the period in which the performance criteria will be met, with

Immunicon Corporation and Subsidiaries (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

consideration of the expense that would be recognized under the grants’ cliff vesting provisions. As of December 31, 2004, $0.7 million was recognized as compensation expense that relates to the aforementioned grants.

During the period from October 1, 2002 through December 31, 2003, we issued options to certain employees and directors under the Plan with exercise prices below the estimated fair value, determined with hindsight, of our common stock on the date of grant. In accordance with the requirements of APB No. 25, we have recorded deferred stock-based compensation for the difference between the exercise price of the stock options and the estimated fair value of our stock on the date of grant. This deferred stock-based compensation is being amortized to expense on a straight-line-basis over the vesting period, generally four years to five years. During the year ended December 31, 2003, we recorded total deferred stock-based compensation including stock-based compensation for the milestone-based grants described above of $4.0 million. During the year ended December 31, 2004 and 2003, we recorded stock-based compensation expense as a charge to income including stock-based compensation for the milestone-based grants described above of $1.4 million and $233,000, respectively.

We issued 39,001 options during the year ended December 31, 2004 to consultants providing scientific advisory and other professional services. We believe that the fair values of the stock options are more reliably measurable than the fair values of the services received. The estimated fair values of the stock options granted are calculated at each reporting date using the fair value method, as prescribed by SFAS No. 123, EITF 96-18 and FIN 28, using the following weighted-average assumptions: risk-free interest rate of 3.37%, volatility of 55.42%, an expected life of five years and a dividend yield of zero. In connection with grants of stock options to non-employees, we recorded stock-based compensation of $176,000 in 2004.

The Company issued 49,935, 58,336 and 37,003 options during the years ended December 31, 2003, 2002 and 2001, respectively, to consultants providing legal, scientific advisory and other professional services. The estimated fair values of the stock options granted are calculated at each reporting date using the fair value method, as prescribed by SFAS No. 123, EITF 96-18 and FIN 28, using the following weighted-average assumptions: risk-free interest rate of 3.1%, 3.4%, and 4.6% and a volatility rate of 46.8%, 53.2% and 0.55% during the years ended December 31, 2003, 2002 and 2001, respectively; an expected life of five years; and a dividend yield of zero. The stock-based compensation expense related to non-employees will fluctuate as the deemed fair market value of the common stock fluctuates as the options are earned. In connection with the grants of stock options to non-employees during the years ended December 31, 2003, 2002 and 2001, the Company recorded stock-based compensation expense of $263,000, $20,000 and $12,000, respectively. In the period from inception to December 31, 2000, the Company issued 112,787 options to consultants providing legal, scientific advisory and other professional services and recorded stock-based compensation expense of $246,000 for these option issuances using the fair value method.

Employee Stock Purchase Plan

In March 2004, our board of directors and stockholders approved our 2004 Employee Stock Purchase Plan (the “ESPP”), to become effective upon the completion of our IPO. The plan permits eligible employees to purchase shares of our common stock through after-tax payroll deductions. Under the ESPP eligible employees may purchase shares of our common stock at 85% of the stock price reported on The NASDAQ Stock Market at specific, predetermined dates. We intend for the ESPP to meet the requirements for an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

We have reserved an aggregate of 200,000 shares of our common stock for issuance under our ESPP and issued 13,637 shares under this plan as of December 31, 2004.

We recorded stock-based compensation expense of $57,000 for difference between the purchase price and the market price on the date of purchase using the fair value method.

The total number of warrants outstanding as of December 31, 2004 and 2003 were 42,000 and 211,000, respectively. The below table provides the rollforward of outstanding warrants in 2004:

Warrants

(in thousands)	2004	2003
Warrants outstanding, January 1, 2004	211	160
Granted	18	53
Exercised	(175)	(2)
Cancelled	(12)	—

Warrants outstanding, Dec. 31, 2004	42	211

In connection with a loan obtained from affiliates in June 1998, we issued 33,334 warrants to purchase the Company’s Common stock at an exercise price of $3.75 per share. On the date of issuance, these warrants were deemed to have nominal fair value. As of December 31, 2004, all of these warrants have been exercised.

In March 1999, in connection with the sale of Series D Preferred Stock, the Company issued warrants to purchase 720,000 shares of Series D Preferred Stock at an exercise price of $0.3218 per share. These warrants were exercised in March 2004.

In May 1999, the Company issued a warrant to purchase 194,200 shares of Series D Preferred Stock at an exercise price of $0.3218 per share in connection with obtaining a credit facility from a bank (see Note 6). In connection with these warrants, the Company recorded $15,000 of additional interest expense in 1999 representing the fair value of such warrants. In February 2000, the Company issued an additional warrant to purchase 155,376 shares of Series D Preferred Stock at an exercise price of $0.3218 per share in connection with obtaining an increase in borrowing capacity under the credit facility. In connection with these warrants, the Company recorded $6,000 of additional interest expense in 2000 representing the fair value of such warrants. In January 2001, the Company issued additional warrants to purchase 7,384 shares of Series E Preferred Stock at an exercise price of $4.74 in connection with obtaining an increase in borrowing capacities under the credit facility. In connection with these warrants, the Company recorded $7,000 of additional interest expense in 2001 representing the fair value of such warrants. The fair value of such warrants was determined using the fair value method in accordance with SFAS No. 123. These warrants were exercised in October 2004.

In April 2002 in connection with obtaining the $5.0 million credit facility (see Note 6); the Company issued a warrant to purchase 25,000 shares of Series F Preferred Stock at an exercise price of $4.00. In connection with these warrants, the Company recorded $60,000 in 2002 as a prepaid asset representing the fair value of such warrants determined by using the fair value method in accordance with SFAS No. 123. The asset is being amortized over the life of the loan. As of December 31, 2004, unamortized portion of the asset amounted to $0. In the years ended December 31, 2004, 2003 and 2002, the Company recorded $27,000, $20,000 and $13,000, respectively, as an expense representing amortization of this asset. These warrants were exercised in October 2004.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In April 2003, we obtained $7.0 million in additional credit in the form of equipment lines of credit from two lending institutions. We issued a warrant to purchase 13,750 shares of Series F Preferred Stock with an exercise price of $4.00 per share in connection with $2 million of this loan commitment. These warrants were exercised in October 2004. We issued a warrant to purchase 20,834 shares of our common stock with an exercise price of $6.00 per share in connection with $5 million of this loan commitment. In connection with these warrants, we recorded $49,000 in 2003 as a prepaid asset representing the fair value of such warrants determined using the fair value method, in accordance with SFAS No. 123. The asset is being amortized over the life of the loans. As of December 31, 2004, unamortized portion of the asset amounted to $10,000. In the year ended December 31, 2004 and 2003, we recorded $29,000 and $10,000, respectively, as an expense representing amortization of this asset.

In connection with director compensation policy, we issued 18,668, 22,669 and 22,669 warrants to purchase shares of common stock in January 2004, May 2003 and August 2002, respectively. In connection with the issuances, we recorded stock-based compensation of $111,918, $16,000 and $37,000, respectively.

8.    Comprehensive loss

Comprehensive loss consisted of foreign currency translation adjustments. Comprehensive income reconciliation is below:

(in thousands)	December 31, 2004	December 31, 2003
Net loss as reported	$(27,933)	$(17,643)
Foreign currency translation	29	—

Comprehensive loss	$(27,904)	$(17,643)

9.    Commitments and contingencies

Licensing and sponsored research agreements

In August 2000, we entered into a Development, License and Supply Agreement, or the Development Agreement with Ortho Clinical Diagnostics, Inc., or Ortho, a subsidiary of Johnson and Johnson, Inc., whereby we licensed certain rights to our technology and assumed certain development obligations for our cancer diagnostic product candidates. In exchange Ortho agreed to market and distribute our cancer diagnostic product candidates. On November 10, 2003, we executed an amendment to this agreement whereby all of rights and responsibilities of Ortho were transferred to Veridex LLC. In addition, we and Veridex re-negotiated certain clinical development and regulatory milestones. The agreement has a term of 20 years and may be terminated earlier by either party under certain conditions. We are not aware of any intentions by Veridex to terminate the agreement.

The Development Agreement provides for a total of up to $10.5 million in non-refundable license and milestone payments related to research and development activities including up to $1.5 million for the initial license and up to $9.0 million related to the completion of certain instrument and clinical trial milestones. We have earned and received $5.8 million of these milestone payments through December 31, 2004. The up-front license fee and the milestone payments have been deferred and are being amortized on a straight-line basis over the estimated development period for the underlying product candidates related to each milestone. For the years ended December 31, 2004, 2003, 2002, 2001 and 2000 we received $1.8 million, $2.0 million, $0, $500,000 and $1.5 million, respectively and recognized as milestone revenue, $334,000, $2.6 million, $621,000 $575,000 and $183,000, respectively.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Under this Agreement, Veridex is obligated to pay us approximately 30% of their net sales from the sale of reagents, test kits, and certain other consumable products and disposable items. Under the terms of the Development Agreement, we are required to invest in related research based on a percentage of sales as defined in the Development Agreement. In 2000, another subsidiary of Johnson and Johnson, or J&J sub purchased $5 million of our Series E Preferred Stock. In December 2001 and July 2003, J&J sub purchased $3 million and $3.3 million of Series F Preferred Stock, respectively.

We entered into a License and Supply Agreement (“License and Supply Agreement”) with a corporation for development, manufacturing, marketing and sales of products incorporating their respective proprietary technologies. The term of the agreement is from August 14, 2003 through the life of the relevant patent rights, the latest of which expires in October 2017. In lieu of the upfront license fee, the corporation purchased 80,000 shares of Series F Preferred Stock at a premium price of $5 per share. We received $400,000 in proceeds for the combined transaction. As shares of the Series F Convertible shares were valued at $4.00 per share in a similar transaction, the same value was applied to this transaction. As such, $80,000 or $1.00 per share was deemed to represent deferred license fee related to certain exclusivity provisions of the License and Supply Agreement, which expires two years from its effective date. The deferred license revenue therefore is amortized into income over the period of two years. As of December 31, 2004, the unamortized deferred license revenue related to this arrangement was $25,000, and we recognized revenue of $40,000 and $15,000 related to this arrangement in 2004 and 2003, respectively.

We entered into a sponsored research agreement (“Sponsored Research Agreement”) with a university on June 1, 1999. The term of the sponsored research agreement was from June 1, 1999 through May 31, 2002. We paid the university for research and development costs incurred during the research program, which was $190,000 per year for three years, or a total of $570,000. An initial payment of $47,500 was made upon the execution with subsequent, equal quarterly payments of $47,500 paid through the duration of the agreement. We paid a total of $570,000 through December 31, 2002.

We entered a licensing agreement (“Licensing Agreement”) with a university on June 1, 1999 in an effort to develop licensed subject matter and identify future technologies. The technology developed relates to the isolation, enrichment and characterization of circulating epithelial cells, while determining their relationship to cancer disease states. We were granted a royalty bearing, exclusive license to use, manufacture and distribute licensed products developed as part of the licensing agreement with the university. The term of this agreement is for 15 years.

In consideration of the rights granted by the university, we will pay the university the following: A nonrefundable annual license maintenance royalty of $25,000, along with a royalty equal to one percent of net sales of licensed products. As of December 31, 2004, we have yet to manufacture any products developed as a result of the licensing agreement. In the event we pay a royalty to a third party for use of patented technology which materially enables the functionality of the university’s developed technology, then we shall be entitled to receive a credit against royalties due the university in the amount of the third party royalty payments.

We reimbursed the university for all previously incurred patent related expenses. In addition, we are responsible for all fees associated with the patents filing and prosecuting, enforcing and maintaining the rights of the patented technology. In consideration for the rights granted by the university, we issued the university 13,334 shares of Common stock in 1999, which was valued at $15,000 and recorded as research and development expense.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In 1997 we entered into a license agreement with a university (“Netherlands Agreement”) covering optical analysis of particles similar to cells and cell particles. In consideration of the rights granted by the university, we will pay the university a royalty equal to three percent of net sales of products covered by the licensed technology for which a valid patent exists or one and three-quarters percent (1.75%) of net sales of products covered by the licensed technology for which no valid patent exists. As of December 31, 2004, we have yet to manufacture any products developed as a result of the Netherlands Agreement.

Facility and capital leases

In 1999, we entered into a seven-year operating lease on our current headquarters office facility. We leased additional space in an adjacent facility in 2000 and in 2002. The lease was further amended effective October 1, 2003 to add additional space and extend the term of the lease through September 30, 2010. In total, we have approximately 53,500 square feet under lease at our headquarters. On April 1, 2002 we leased approximately 1,400 sq. ft. of office space in the Netherlands to support research activities. This lease expires on April 30, 2004 with automatic two-year extension. On October 1, 2002 we entered into a 22-month sublease agreement for approximately 582 sq. ft. of space in our existing office facility, which ended on July 31, 2004. Total rental income for the year ended December 31, 2004, 2003 and 2002 was $10,000, $10,000 and $1,000, respectively. Rent expense net of sublease rental income for all locations for years ended December 31, 2004, 2003 and 2002 was $788,000, $666,000 and $579,000, respectively.

As of December 31, 2004, we did not have any capital lease obligations outstanding. As of December 31, 2003, we had $2,000 of capital lease obligations outstanding, respectively. The capital leases are payable in fixed monthly payments of principal and interest, with interest at rates ranging from 12.5 percent and 11.9 percent and the net book value of the related property was $0 at December 31, 2003. Amortization of assets recorded under capital leases is included with depreciation expense.

Future minimum lease payments under the capital and operating leases as of December 31, 2004 are as follows:

(in thousands)	Capital	Operating
2005	$—	$925
2006		959
2007		973
2008		976
2009		1,003
2010 and thereafter		1,089

Total minimum lease payments	—	$5,925

Amount representing interest	—

Present value of net minimum payments	—
Less: Current portion	—

Long-term capital lease obligation	$—

Leasehold improvements

In July 2004, we amended our facility lease to add additional 12,000 square feet of office space. The estimated renovation cost for the expanded space is $2 million.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Employment contracts

On March 20, 2003 we entered into employment contracts with our Chief Executive Officer, Chief Financial Officer and Chief Scientific Officer. On April 15, 2004, we entered into an employment contract with our Chief Counsel and on October 12, 2004 we entered into an employment contract with our Chief Operating Officer. The contracts require that we continue salary and benefits for these officers for a period of one year as well as accelerate any unvested options, if any, if the officer is terminated, except for cause, or in the event of a Change of Control, as defined in the contracts.

10.    Defined contribution plan

We maintain a defined contribution benefit plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Plan (“Plan”) covers all of our full-time employees that are at least 21 years of age and have completed three months of service. We match 20 percent of the first two percent of the participant’s elected salary deferral. For the years ended December 31, 2004, 2003 and 2002, the Company contributed $26,000, $20,000 and $16,000, respectively, to the Plan.

11.    Income taxes

We follow SFAS No. 109, Accounting for Income Taxes, which requires the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences, measured by enacted tax rates, attributable to temporary differences between the financial statement (“GAAP”) carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating losses and tax credit carryforwards, for years in which taxes are expected to be paid or recovered.

In the years from December 31, 1999 through December 31, 2004, we have significant federal and state net operating losses (NOL’s) available to offset future taxable income. As of December 31, 2004, we have federal NOL’s of $85.4 million, which begin to expire in 2018. Since we have not yet achieved profitability, management believes the deferred tax assets for the aforementioned years does not satisfy the realization criteria set forth in SFAS No. 109 and has therefore recorded a full valuation allowance against the deferred tax asset.

It should be noted that the availability and/or utilization of the NOL carryforward against future taxable income, if any, may be limited as a result of certain changes in ownership that may have occurred or may occur in future periods.

No current or deferred income tax expense (benefit) has been recorded for all periods presented.

The sources of income/ (loss) before the provision for income taxes are listed below:

In thousands	December 31, 2004	December 31, 2003	December 31, 2002
US	$(27,494)	$(17,343)	$(18,034)
Foreign	(439)	(300)	(287)

Income/(loss) before provision for income taxes	$(27,933)	$(17,643)	$(18,321)

Immunicon Corporation and Subsidiaries (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

A reconciliation of the statutory federal income tax expense (benefit) is listed below:

In thousands	December 31, 2004	December 31, 2003	December 31, 2002
Statutory income tax benefit	$(9,777)	$(6,175)	$(6,412)
State benefit, net of federal	(1,813)	(1,145)	(1,189)
Permanent items	536	87	20
Change in valuation allowance	12,948	7,495	8,428
R&D Credit	(1,894)	(262)	(847)

Total provision/(benefit)	$—	$—	$—

The provision for income taxes is summarized as follows:

In thousands	December 31, 2004	December 31, 2003	December 31, 2002
Current
Federal	$—	$—	$—
State	—	—	—
Total Current	—	—	—

Deferred
Federal	(11,135)	(6,350)	(7,239)
State	(1,813)	(1,145)	(1,189)

Total Deferred	(12,948)	(7,495)	(8,428)
Change in valuation allowance	12,948	7,495	8,428

Total provision for income taxes	$—	$—	$—

The tax effect of the temporary differences that give rise to deferred income tax assets and liabilities are listed below:

In thousands	December 31, 2004	December 31, 2003
Deferred tax assets
Accrued expenses	$42	$69
Deferred income	952	51
Deferred compensation	376	276
Research & development credit (Federal)	3,601	1,707
Net operating losses	32,494	25,340

Total deferred tax assets	37,465	27,443

Deferred tax liabilities
Depreciation and amortization	(190)	(167)

Total deferred tax liabilities	(190)	(167)

Net deferred tax assets	37,275	27,276

Federal	32,008	23,276
State	5,267	4,000

Total	37,275	27,276
Valuation allowance	(37,275)	(27,276)

Recorded deferred tax asset/(liability)	$—	$—

Immunicon Corporation and Subsidiaries (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

12.    Related party transactions

In June 2002 the Company accepted a note from an employee for $19,000 in payment for the proceeds of the exercise of stock options for 14,667 common shares. The note was secured by the shares, bears interest of 4% per annum and was repayable on the earlier of August 1, 2004, 60 days following the successful completion on an IPO of the common stock of Immunicon or sixty days following the sale of Immunicon. The Company recorded the note as a reduction in Stockholders’ equity. On June 3, 2004, this loan was paid in full.

We have a Development, License and Supply agreement with Veridex, a wholly-owned subsidiary of Johnson & Johnson. This agreement provides Veridex with exclusive worldwide rights to commercialize cell analysis products based on our technologies in the field of cancer (see Note 9). We have recognized license revenues of $334,000, $2.6 million and $621,000 in fiscal years 2004, 2003 and 2002, respectively under this agreement. In addition, we have shipped seven of our instrument sets to affiliates of Johnson & Johnson, Inc in the year ended December 31, 2004 and recognized revenue of $726,000 from these placements. We also recognized $143,000 of reagent revenue from sales to affiliates of Johnson & Johnson for the year ended December 31, 2004. We recorded these revenues as “Revenue from related party” in the consolidated statement of operations. As of December 31, 2004 and 2003, the Company had a receivable from Veridex of $249,000 and $88,000, respectively, and a payable to Veridex of $230,000 and $28,000, respectively.

In addition, we sold all of our rights to a trademark to Johnson & Johnson, Inc. for $250,000 in fiscal 2003 and recorded the proceeds as Other Income from Related Party on the consolidated statement of operations.

In August 2003, we sold Series F Preferred Stock and entered into a License and Supply Agreement (“License and Supply Agreement”) with a corporation (see Note 9). We received $400,000 in proceeds for the combined transaction. As shares of the Series F Convertible shares were valued at $4.00 per share in a similar transaction, the same value was applied to the shares in this transaction. The amount above the value of the Series F shares was deemed attributable to the License and Supply Agreement and recorded as deferred license revenue. We recorded the $80,000 premium as deferred license revenue and amortize it into income over the period of the exclusive supply arrangement with the corporation, which is two years. As of December 31, 2004, the unamortized deferred license revenue related to this arrangement amounted to $25,000, and we recognized revenue of $40,000 and $15,000 related to the arrangement and recorded it as “Revenue from related party” in the consolidated statement of operations in fiscal 2004 and 2003, respectively.

13.    Supplemental expense information

The supplemental expense information below provides additional information about the amounts recorded as research and development expenses and general and administrative expenses in the accompanying statements of operations:

Immunicon Corporation and Subsidiaries (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Research and development expenses

Research and development expenses are comprised of the following:

	Years Ended December 31,
(in thousands)	2004	2003	2002
Salaries, benefits and taxes	$10,491	$7,608	$6,132
Laboratory supplies and expenses	3,826	2,240	1,402
Instrument development costs	753	2,047	3,057
Clinical trial expenses	2,633	931	2,167
Contracted research costs	1,361	1,610	1,235
Depreciation expense	1,148	—	—
Insurance	619	127
All others	2,714	1,469	1,804

	$23,545	$16,032	$15,797

General and administrative expenses

General and administrative expenses are comprised of the following:

	Years Ended December 31,
(in thousands)	2004	2003	2002
Salaries, benefits and taxes	$3,405	$1,929	$1,413
Depreciation expense	287	1,123	895
Legal and professional fees	1,245	973	890
Insurance	148	27
All others	979	460	365

	$6,064	$4,512	$3,563

14.    Quarterly financial data (unaudited)

The following table presents unaudited quarterly financial data (in thousands except per share data). These quarterly results of operations for the periods shown are not necessarily indicative of future results of operations.

	Revenue	Net Loss	Net loss per common share— basic and diluted
March 31, 2004	$157	$(6,368)	$(13.10)
June 30, 2004	61	(7,319)	(0.39)
September 30, 2004	154	(8,316)	(0.36)
December 31, 2004	1,193	(5,930)	(0.26)

March 31, 2003	439	(4,538)	(10.29)
June 30, 2003	633	(3,713)	(8.10)
September 30, 2003	968	(4,336)	(9.05)
December 31, 2003	934	(5,056)	(10.46)

Immunicon Corporation and Subsidiaries (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

15.    Subsequent events

On February 3, 2005, we announced an amendment to our Development, License and Supply Agreement dated August 17, 2000 with Veridex, LLC, a Johnson & Johnson company. The amendment modifies two previous milestones entitled “Colorectal or Breast Cancer Adjuvant Prognosis and Recurrence Monitoring” and “Metastatic Colorectal or Prostate Cancer Therapy Monitoring.” We believe that the modifications to these milestones are beneficial to both parties and were arrived at through mutual assessment of scientific and market data available at this time.

The first milestone cited above for the adjuvant/recurrence setting previously had prospective payments to Immunicon totaling approximately $1.1 million. While the total of the milestone payments remains the same, the amendment changes the basis of the milestone and achievement requirements to the development of an assay using Immunicon proprietary technology for analysis of tumor cells in the bone marrow of cancer patients.

The second milestone cited above in the metastatic setting previously had prospective payments to us totaling $1 million. The total of the milestone payments as well as the overall achievement requirements remain the same, but the amendment provides for progress payments triggered by certain events in the development program. A payment of $250,000 is now payable upon accrual of an adequate number of metastatic colorectal cancer patients to support a regulatory submission to the U.S. Food and Drug Administration and an additional $250,000 is payable upon completion of a draft regulatory submission that is acceptable to the joint Immunicon and Veridex Steering Committee. The superseded milestone had provided for payment of $500,000 only on Steering Committee approval of the final regulatory submission. We have already received $500,000 as a result of the enrollment of the first patient in this trial.

We recently completed a planned interim analysis of data from its ongoing trial for monitoring of patients with metastatic colorectal cancer. The interim analysis looked at data from the first 100 evaluable patients in the study. The results were sufficiently encouraging to warrant study continuation and indicated that expansion of the study to a total of approximately 400 patients was appropriate.

On January 28, 2005, the Board of Directors made restricted stock grants to two of our officers. A grant of 100,000 was given to our Senior Vice President—Research and Development and a grant of 60,000 was given to our Senior Vice President—Finance and Administration and Chief Financial Officer. The shares underlying both grants will vest in full on the third anniversary of the date of grant. If either of the officer’s employment terminates for any reason before the restricted stock is fully vested, except as provided by the officer’s Change of Control Agreement with us, the shares of restricted stock that are not then vested shall be forfeited. If the provisions of the officer’s Change of Control Agreement are triggered then the restricted stock shall vest in accordance with the officer’s Change of Control agreement.

Part II

Item 9.    Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A.    Controls and procedures

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10.    Directors and executive officers of the registrant

Identification of directors.

Information with respect to the members of our Board of Directors is set forth under the caption “Election of Directors in Office” in our definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Identification of Executive Officers.

Information with respect to our executive officers is set forth under the caption “Management” in our definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Section 16(a) Beneficial Ownership Compliance.

Information with respect to the Section 16(a) compliance of our directors and executive officers is set forth under the caption “Section 16(a) Beneficial Ownership Compliance” in our definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Code of Conduct.

Information with respect to our Code of Conduct is set forth under the caption “Code of Conduct” in our definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 11.    Executive compensation

Information required by this item is set forth under the captions “Directors’ Compensation,” “Employment Contracts and Change of Control Arrangements,” “Report of the Compensation Committee on Executive Compensation,” “Stock Price Performance Graph,” “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in our definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 12.    Security ownership of certain beneficial owners and management and related stockholder matters

Information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2004:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,942,239	$3.62	612,828
Equity compensation plans not approved by security holders	0	$0.00	0
Total	2,942,239	$3.62	612,828

Part III

Item 13.    Certain relationships and related transactions

Information required by this item is set forth under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 14.    Principal accountant fees and services

Information required by this item is set forth under the captions “Report of the Audit Committee” and “Ratification of Selection of Independent Registered Public Accounting Firm” in our definitive proxy statement to be filed pursuant to Regulation 14A, which information is incorporated herein by reference.

Part IV

Item 15.    Exhibits and financial statements schedules

(a) Documents filed as Part of this Report:

1. Financial Statements

See Item 8 of this Annual Report.

2. Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts.    Schedule II should be read in conjunction with the consolidated financial statements and related notes thereto set forth under Item 8 of this Annual Report. All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits.

The following exhibits are filed as part of this Annual Report.

Exhibit number	Description

3.1

Amended and Restated Certificate of Incorporation of Immunicon Corporation. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

3.2

Bylaws of Immunicon Corporation. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

4.1

Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.1

Form of Warrant to Purchase Stock issued by Immunicon Corporation to Silicon Valley Bank and accompanying schedule. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.2

Form of First Amendment to Warrant to Purchase Stock between Immunicon Corporation and Silicon Valley Bank and accompanying schedule. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.3

Form of Common Stock Purchase Warrant issued by Immunicon Corporation and accompanying schedule. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.4

Warrant to Purchase 31,250 Shares of Common Stock, issued by Immunicon Corporation on April 28, 2003 to General Electric Capital Corporation. (Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

Part IV

Exhibit number	Description

10.5

Form of Common Stock Purchase Warrant issued by Immunicon Corporation on January 23, 2004 and accompanying schedule. (Incorporated by reference to Exhibit 10.56 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.6

Second Amended and Restated Investor Rights Agreement, dated December 13, 2001, among Immunicon Corporation and the parties set forth therein. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.7

Amendment to Second Amended and Restated Investors’ Rights Agreement, dated March 6, 2003, among Immunicon Corporation and the parties set forth therein. (Incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.8

Second Amendment to Second Amended and Restated Investor Rights Agreement, dated June 30, 2003, among Immunicon Corporation and the parties set forth therein. (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.9

Third Amendment to Second Amended and Restated Investor Rights Agreement, dated March 15, 2004, among Immunicon Corporation and the parties set forth therein. (Incorporated by reference to Exhibit 10.54 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.10

Amended and Restated Loan and Security Agreement, dated October 22, 2004, among Immunicon Corporation, its subsidiaries and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004)

10.11

Master Security Agreement, dated April 15, 2003, between Immunicon Corporation and General Electric Capital Corporation. (Incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.12

Amendment to Master Security Agreement, dated April 15, 2003, between Immunicon Corporation and General Electric Capital Corporation. (Incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.13

Registration Rights Agreement, dated May 14, 1999, between Immunicon Corporation and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.14

Registration Rights Agreement, dated January 31, 2000, between Immunicon Corporation and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

Part IV

Exhibit number	Description

10.15

Registration Rights Agreement, dated December 23, 2000, between Immunicon Corporation and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.16

Registration Rights Agreement, dated April 28, 2003, between Immunicon Corporation and Silicon Valley Bank. (Incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.17

Registration Rights Agreement, dated April 28, 2003, between Immunicon Corporation and GE Capital Corporation. (Incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.18

Agreement of Lease, dated August 20, 1999, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.19

First Amendment to Agreement of Lease, dated August 20, 1999, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.20

Second Amendment to Agreement of Lease, dated September 19, 2000, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.22 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.21

Confirmation of Lease Term, dated November 17, 2000, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.23 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.22

Third Amendment to Agreement of Lease, dated April 24, 2002, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.24 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.23

Fourth Amendment to Agreement of Lease, dated September 30, 2002, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.25 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.24

Fifth Amendment to Agreement of Lease, dated September 25, 2003, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.26 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.25

Development, License and Supply Agreement, dated August 17, 2000, between Immunicon Corporation and Ortho-Clinical Diagnostics, Inc. (Incorporated by reference to Exhibit 10.27 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

Part IV

Exhibit number		Description

10.26

Amendment to Development, License and Supply Agreement, dated December 10, 2002, between Immunicon Corporation and Ortho-Clinical Diagnostics, Inc. (Incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.27

Letter agreement regarding Development, License and Supply Agreement, dated November 10, 2003, between Immunicon Corporation and Veridex, LLC. (Incorporated by reference to Exhibit 10.29 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.28

Amendment to Development, License and Supply Agreement, dated February 1, 2005, between Immunicon Corporation and Veridex, LLC. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2005)

10.29

License and Supply Agreement, dated August 14, 2003, between Immunicon Corporation and Research and Diagnostic Systems, Inc. (Incorporated by reference to Exhibit 10.30 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.30

Master Supply Agreement, dated November 19, 2002, between Immunicon Corporation and Astro Instrumentation, LLC. (Incorporated by reference to Exhibit 10.31 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.31

Non-Exclusive License and Supply Agreement, dated as of November 1, 2003, between Immunicon Corporation and Molecular Probes, Inc. (Incorporated by reference to Exhibit 10.32 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.32

Agreement, dated February 10, 2003, between Immunicon Corporation and Pfizer Inc. (Incorporated by reference to Exhibit 10.33 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.33

Letter agreement, dated April 1, 2004, between Immunicon Corporation and Pfizer Inc. (Incorporated by reference to Exhibit 10.58 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 18, 2003, as amended)

10.34#	*	Second Amending Letter of Agreement, dated December 10, 2004, between Pfizer, Inc. and Immunicon Corporation.

10.35

Master Services Agreement, dated December 17, 2002, between Immunicon Corporation and Igeneon Krebs-Immuntherapie Forschungs-und Entwicklungs-AG. (Incorporated by reference to Exhibit 10.34 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.36

Exclusive License Agreement, dated June 21, 1999, between Immunicon Corporation and the Board of Regants of the University of Texas System. (Incorporated by reference to Exhibit 10.35 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

Part IV

Exhibit number	Description

10.37

License Agreement, dated April 1, 1997, between Immunivest Corporation and Twente University. (Incorporated by reference to Exhibit 10.36 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.38

Amended License Agreement, dated June 11, 2004, between Immunivest Corporation and Twente University. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004)

10.39

Technology Development Agreement, dated April 1, 1997, between Immunicon Corporation and University of Twente. (Incorporated by reference to Exhibit 10.37 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.40

Supply Agreement, dated December 13, 2003, between Immunicon Corporation and Astro Instrumentation, LLC. (Incorporated by reference to Exhibit 10.55 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.41

Non-Exclusive License Agreement, dated July 1, 2002, between Immunicon Corporation and Streck Laboratories, Inc. (Incorporated by reference to Exhibit 10.47 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.42

Amendment to Non-Exclusive License Agreement, dated July 24, 2003, between Immunicon Corporation and Streck Laboratories, Inc. (Incorporated by reference to Exhibit 10.48 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.43

Immunicon Corporation 2004 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.46 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.44

Immunicon Corporation Amended and Restated Equity Compensation Plan. (Incorporated by reference to Exhibit 10.45 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.45	Compensation Policy For Non-Employee Directors. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 3, 2005)

10.46

Letter agreement, dated April 15, 2003, between Immunicon Corporation and Edward L. Erickson. (Incorporated by reference to Exhibit 10.38 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.47

Letter agreement, dated April 15, 2003, between Immunicon Corporation and James G. Murphy. (Incorporated by reference to Exhibit 10.39 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

Part IV

Exhibit number	Description

10.48

Letter agreement, dated April 15, 2003, between Immunicon Corporation and Leon W.M.M. Terstappen, M.D., Ph.D. (Incorporated by reference to Exhibit 10.40 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.49

Letter Agreement, dated April 15, 2004, between Immunicon Corporation and James L. Wilcox, Esq. (Incorporated by reference to Exhibit 10.49 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.50

Non-Compete Agreement, dated April 15, 2004, to be entered into between Immunicon Corporation and James L. Wilcox, Esq. (Incorporated by reference to Exhibit 10.50 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.51

Employee Non-Compete Agreement, dated March 15, 1999, between Immunicon Corporation and Edward L. Erickson. (Incorporated by reference to Exhibit 10.51 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.52

Employee Non-Compete Agreement, dated November 1, 1999, between Immunicon Corporation and James G. Murphy. (Incorporated by reference to Exhibit 10.52 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.53

Non-Compete Agreement, dated October 24, 1994, between Immunicon Corporation and Leon W.W.M. Terstappen, M.D., Ph.D. (Incorporated by reference to Exhibit 10.53 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.54#	Letter Agreement, dated October 8, 2004, between Immunicon Corporation and Byron Hewett.

10.55#	Non-Compete Agreement, dated October 25, 2004, to be entered into between Immunicon Corporation and Byron Hewett.

21.1#	Subsidiaries of Immunicon Corporation.

23.1#	Consent of Deloitte & Touche LLP.

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Chief Executive Officer’s Section 1350 Certification.

32.2#	Chief Financial Officer’s Section 1350 Certification.

#	Filed herewith.

*	Certain information in these exhibits has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.

Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2005		IMMUNICON CORPORATION

	By:	JAMES G. MURPHY
James G. Murphy Senior Vice President, Finance and Administration, Chief Financial Officer (Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	EDWARD L. ERICKSON	By:	ZOLA HOROVITZ
	Edward L. Erickson		Zola Horovitz
	Chief Executive Officer, Director and Principal Executive Officer		Director
March 29, 2005		March 29, 2005

By:	JONATHAN COOL	By:	ALLEN LAUER
	Jonathan Cool		Allen Lauer
	Director		Director
March 29, 2005		March 29, 2005

By:	J. WILLIAM FREYTAG	By:	SETH RUDNICK
	J. William Freytag		Seth Rudnick
	Director		Director
March 29, 2005		March 29, 2005

By:	BRIAN GEIGER	By:	ELIZABETH TALLETT
	Brian Geiger		Elizabeth Tallett
	Director		Director
March 29, 2005		March 29, 2005

Schedule II — Valuation and Qualifying Accounts

Years Ended December 31, 2004, 2003 and 2002

(In thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses(A)	Deductions from Reserves(B)	Balance at End of Year
Valuation allowance taxes
2004	$27,276	$9,999	$—	$37,275
2003	20,095	7,181	—	27,276
2002	10,908	9,187	—	20,095