Form 10-Q
period 2005-03-31
IMMUNICON CORP
filed 2005-05-13
CIK 1083132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2005 or

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

Include the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest possible date. As of May 5, 2005, there were 23,304,726 shares of Common Stock, $0.001 par value, outstanding.

IMMUNICON CORPORATION

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):	3

	Condensed Consolidated Balance Sheets: March 31, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Operations: Three months ended March 31, 2005 and 2004 and for the period from August 25, 1983 (date of inception) to March 31, 2005	4

	Condensed Consolidated Statements of Cash Flows: Three months ended March 31, 2005 and 2004 and for the period from August 25, 1983 (date of inception) to March 31, 2005	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION

Item 6.	Exhibits	41

Immunicon is a registered trademark of Immunicon Corporation. The Immunicon logo is a registered trademark of Immunicon Corporation. CellSave, CellTracks, CellSpotter, MagNest, the CellTracks AutoPrep System logo and the CellSpotter Analyzer logo are registered trademarks of Immunivest Corporation, a wholly owned subsidiary of Immunicon Corporation. CellTracks EasyCount, EasyCount, CellTracks MagNest, CellPrep, AutoPrep, CellTracks Analyzer II, the CellTracks Analyzer logo, the CellTracks MagNest logo, and the CellSave Preservative Tube logo are trademarks of Immunivest Corporation, a wholly owned subsidiary of Immunicon Corporation. CellSearch is a registered trademark of Johnson & Johnson. All other trademarks appearing in this filing are the property of their respective holders. Unless the context provides otherwise, the words “Immunicon,” “we,” “Company,” “us” and “our” appearing in this filing refer to Immunicon Corporation and its subsidiaries.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except for share and per share amounts)

	March 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$22,840	$27,552
Short term investments	24,542	25,551
Accounts receivable	143	255
Receivable from related party	885	249
Inventory	1,914	1,076
Prepaid assets	434	591
Other current assets	494	509

Total current assets	51,252	55,783

Property and equipment, net	5,405	4,380
Long term investments	—	530
Other assets	358	371

Total assets	$57,015	$61,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,902	$3,012
Accounts payable	2,295	840
Payable from related party	252	229
Current portion of deferred revenue	1,784	1,398
Accrued expenses	3,807	3,263

Total current liabilities	11,040	8,742

Long-term debt, less current portion	2,899	2,587

Deferred revenue	811	897

Commitments and contingencies

Shareholders’ equity:
Convertible preferred stock (liquidation value of $0 as of March 31, 2005 and December 31, 2004)	—	—
Common stock, $0.001 par value –100,000,000 authorized, 23,248,994 and 23,165,741 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	23	23
Additional paid in capital	143,775	142,670
Deferred stock-based compensation	(2,959)	(2,345)
Accumulated other comprehensive income	24	29
Deficit accumulated during the development stage	(98,598)	(91,539)

Total shareholders’ equity	42,265	48,838

Total liabilities and shareholders’ equity	$57,015	$61,064

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

Three months ended March 31, 2005 and 2004 and for the period from August 25, 1983

(date of inception) to March 31, 2005 (in thousands, except for share and per-share amounts)

	Three Months Ended March 31,		Period from August 25, 1983 (date of inception) to March 31, 2005
	2005	2004
Revenue:
Revenue from related party	$579	$144	$5,788
Product revenue	250	—	606
Other revenue	50	13	3,964

Total revenue	879	157	10,358

Cost of goods sold	392	—	392

Gross profit	487	157	9,966

Expenses:
Research and development	5,724	5,241	83,809
General and administrative	1,985	1,183	26,489

Total operating expenses	7,709	6,424	110,298

Operating loss	(7,222)	(6,267)	(100,332)

Other income from related party	—	—	250

Interest and other income	288	62
Interest expense	(125)	(163)

Interest income (expense), net	163	(101)	1,484

Net loss attributable to common stockholders	$(7,059)	$(6,368)	$(98,598)

Net loss per common share–basic and diluted	$(0.30)	$(13.10)

Weighted average common shares outstanding–basic and diluted	23,217,300	486,240

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31, 2005 and 2004, and for the period from

August	25, 1983 (date of inception) to March 31, 2005

(in thousands)

	Three Months Ended March 31,		Period from August 25, 1983 (date of inception) to March 31, 2005
	2005	2004
Operating activities:
Net loss	$(7,059)	$(6,368)	$(98,598)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	481	332	6,624
Interest expense on warrants	2	9	129
Loss on disposal of property and equipment	—	—	4
Compensation expense related to the issuance of stock, stock options and warrants	350	401	3,076
Change in:
Accounts receivable	112	(128)	(139)
Accounts receivable from related party	(636)	—	(797)
Inventory	(838)	—	(1,914)
Prepaid expenses and other	157	118	(602)
Other assets	15	(401)	(1,367)
Accounts payable	1,534	1,134	2,474
Accrued expenses	488	(476)	4,617
Deferred revenue	300	459	2,584

Net cash used in operating activities	(5,094)	(4,920)	(83,909)

Investing activities:
Purchase of investments	(10,312)	—	(102,871)
Proceeds from maturities of investments	11,801	—	77,800
Cash proceeds from disposals of property and equipment	—	—	1
Purchases of property and equipment	(1,445)	(749)	(11,460)

Net cash provided by (used in) investing activities	44	(749)	(36,530)

Financing activities:
Proceeds from term debt	1,254	795	18,956
Proceeds from sale of preferred stock	—	—	84,115
Proceeds from sale of common stock	—	—	53,002
Proceeds from exercise of stock options and warrants	139	263	1,354
Loan for stock options	—	—	19
Loan issue fees	—	—	(127)
Payments of IPO fees	—	(575)	(1,909)
Payments on term debt	(1,051)	(808)	(12,156)

Net cash provided by (used in) financing activities	342	(325)	143,254

Effect of exchange rate changes on cash	(4)	—	25
Net increase (decrease) in cash and cash equivalents	(4,708)	(5,994)	22,815
Cash and cash equivalents, beginning of period	27,552	30,601	—

Cash and cash equivalents, end of period	$22,840	$24,607	$22,840

Supplemental cash flow information:
Cash paid for interest	$109	$140

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Notes to Condensed Consolidated Unaudited Financial Statements

Three months ended March 31, 2005 and 2004, and for the period from August 25, 1983 (date of inception) to March 31, 2005.

(1) Background and basis of presentation

The accompanying unaudited condensed consolidated financial statements of Immunicon Corporation and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Form 10-Q General Instructions and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position at March 31, 2005 and results of operations and cash flows for the three month periods ended March 31, 2005 and 2004 and for the period from inception to March 31, 2005. Certain items have been reclassified to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of results to be expected for the full year.

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

We have generated limited revenues from product sales and have incurred substantial losses since our inception. We anticipate incurring additional losses over at least the next several years and such losses may increase as we expand our research and development activities. Accordingly, we are considered to be in the development stage as of March 31, 2005, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

We completed the initial public offering (“IPO”) of shares of our common stock on April 21, 2004. The proceeds from the IPO were $49.4 million, net of fees and expenses. In the IPO, we sold 6.9 million shares of our common stock, including the underwriters’ over allotment option, at $8.00 per share. In addition, on March 9, 2004, we completed a 2-for-3 reverse stock split of our common stock. All share and per share amounts included in these unaudited condensed consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

We will need substantial financing to fund our operations and to continue developing our product candidates for sale. There can be no assurance that such financing will be available when we need it. Our operations are subject to certain additional risks and uncertainties including, among others, dependence on Veridex, LLC (“Veridex”), a Johnson & Johnson company, to market our cancer diagnostic product candidates, the uncertainty of product development (including clinical trial results and completion of development of new instrument and reagent products), regulatory clearance and approval, supplier and manufacturing dependence, competition, reimbursement availability, our dependence on exclusive licenses and other relationships, uncertainties regarding patents and proprietary rights, dependence on key personnel and other risks related to governmental regulations. We believe, however, that cash and cash equivalents available at March 31, 2005 will be sufficient to maintain operations through at least March 31, 2006.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement Financial Accounting Standards, or SFAS, No. 123(R), “Share Based Payment”. SFAS No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments transactions with employees. This statement is effective for the first fiscal year beginning after June 15, 2005. We will adopt SFAS No. 123(R) beginning with the first quarter of fiscal 2006. Adoption of the statement will require us to record compensation expense relating to the issuance of employee stock options. Currently, we follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of our stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. We are currently evaluating the impact of the adoption of this statement will have on our consolidated financial position or results of operations.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Notes to Condensed Consolidated Unaudited Financial Statements

(2) Accounting for stock-based compensation

We account for stock-based compensation based on the provisions of APB No. 25, Accounting for Stock Issued to Employees , which states that, for fixed plans, no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of our common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of our common stock at the grant date, the difference between the fair value of our common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense on a straight-line basis over the vesting period of the stock option. We have adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123 (“SFAS No. 148”), which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

Had compensation cost for our stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method required by SFAS No. 123, we would have reported the pro forma net loss amounts indicated below:

	Three Months Ended March 31,
(in thousands)	2005	2004
Net loss, as reported	$(7,059)	$(6,368)
Add: Stock-based compensation expense included in reported net loss	350	401
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(632)	(441)

Pro forma net loss	$(7,341)	$(6,408)

Net loss per share – basic and diluted, as reported	$(0.30)	$(13.10)

Pro forma net loss per share – basic and diluted	$(0.32)	$(13.18)

The fair value of each option is estimated on the date of grant using the fair value method with the following weighted average assumptions: risk-free interest rate of 3.68% and 3.1% and volatility rate of 58.36% and 45.96% for the periods ended March 31, 2005 and 2004, respectively; an expected life of five years and a dividend yield of zero for all periods presented. Stock compensation arrangements with non-employees are accounted for in accordance with SFAS No. 123, as amended by SFAS No. 148, and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach.

(3) Net loss per share

Basic and diluted net loss per common share is calculated in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB No. 98”). Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented. Fully diluted shares outstanding for the three months ended March 31, 2005 and 2004 would have been 25,167,839 and 17,158,581, respectively.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Notes to Condensed Consolidated Unaudited Financial Statements

The following table sets forth the computation of net income (numerator) and shares (denominator) for earnings per share:

	Three Months Ended March 31,
(in thousands)	2005	2004
Numerator:
Net loss	$(7,059)	$(6,368)

Denominator:
Weighted average shares outstanding used for basic income per share	23,217	486
Common stock equivalents	—	—

Weighted average shares outstanding used for diluted income per share	23,217	486

(4) Inventory

Inventory consisted of the following:

(in thousands)	March 31, 2005	December 31, 2004
Raw materials	$1,571	$976
Work-in-process	197	—
Finished goods	146	100

Inventory	$1,914	$1,076

(5) Property and equipment

Property and equipment consisted of the following:

(in thousands)	March 31, 2005	December 31, 2004
Laboratory equipment	$1,962	$1,844
Office furniture and equipment	1,099	945
Leasehold improvements	5,121	4,139
Manufacturing equipment	791	688
Computer equipment	1,721	1,634

Property and equipment, gross	10,694	9,250
Less Accumulated depreciation	(5,289)	(4,870)

Property and equipment, net	$5,405	$4,380

Depreciation expense was $420,000 and $327,000 for the three months ended March 31, 2005 and 2004, respectively.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Notes to Condensed Consolidated Unaudited Financial Statements

(6) Accrued expenses

Accrued expenses consisted of the following:

(in thousands)	March 31, 2005	December 31, 2004
Salary–related expense	$871	$777
Clinical research and trial costs	1,097	943
Contracted research costs	183	91
Accrued interest	243	222
Accounting and legal fees	131	142
Leasehold improvements	412	331
Other	870	757

Accrued expenses	$3,807	$3,263

(7) Debt

As of March 31, 2005 we had an aggregate of $5.8 million of bank debt outstanding with two lending institutions, $2.6 million to Silicon Valley Bank, or SVB, and $3.2 million to General Electric Capital Corporation, or GE, as described below. The carrying value of long-term debt is as follows:

(in thousands)	March 31, 2005	December 31, 2004
SVB credit facility	$2,582	$2,170
GE credit facility	3,219	3,411
Other	—	18

	5,801	5,599
Less: current portion of long-term debt	(2,902)	(3,012)

Long–term debt	$2,899	$2,587

As of March 31, 2005 and 2004, interest rates in effect for outstanding obligations under the credit facilities ranged from 6.25% to 9.41% and 6.75% to 9.74%, respectively.

All of the credit facilities are subject to certain covenants, including maintaining a minimum level of earnings before interest, taxes, depreciation and amortization, as defined in the loan agreement, maintaining a minimum percentage of our cash available for investing with the lending institution, and providing audited financial statements within 120 days after the close of the fiscal year. We were in compliance with all covenants for the three month periods ended March 31, 2005 and 2004. As of March 31, 2005, we had $10.3 million and $4.8 million in available credit under our SVB and GE credit agreements. The availability under our SVB credit facility expires on December 31, 2005 and availability on our GE credit facility expires July 31, 2005. We are currently in discussions with both lending institutions to extend the availability of each credit facility but there can be no assurance that we will be successful in extending the availability of either credit facility.

(8) Commitments and contingencies

In the ordinary course of our business, we make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include indemnities of clinical investigators, consultants and contract research organizations involved in the development of our clinical stage products. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. However, we accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable. No such losses have been recorded to date.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Notes to Condensed Consolidated Unaudited Financial Statements

(9) Shareholders’ equity

On January 28, 2005, our board of directors made restricted stock grants to two of our officers. We granted 100,000 restricted shares to our Senior Vice President – Research and Development and 60,000 restricted shares to our Senior Vice President – Finance and Administration and Chief Financial Officer. The shares underlying both grants will fully vest on the third anniversary of the date of grant. If either of the officer’s employment terminates for any reason before the restricted stock is fully vested, except as provided by the officer’s Change of Control Agreement with us, the shares of restricted stock that are not then vested shall be forfeited. If the provisions of the officer’s Change of Control Agreement are triggered then the restricted stock shall vest in accordance with the officer’s Change of Control agreement. The restricted stock grant had a fair market value of $979,000 as of the close of business on January 28, 2005. Compensation related to the grant is recorded as deferred stock based compensation and recognized over the three year service period. As of March 31, 2005, we had recognized $54,000 as compensation expense in the Condensed Consolidated Statement of Operations.

(10) Related parties

In August 2000, we entered into a development, license and supply agreement (the “Development Agreement”) with Ortho Clinical Diagnostics, Inc. (“Ortho”), a subsidiary of Johnson and Johnson, Inc., whereby we licensed certain rights to our technology and assumed certain development obligations for our cancer diagnostic product candidates. In exchange, Ortho agreed to market and distribute our cancer diagnostic product candidates. On November 10, 2003, we executed an amendment to this the Development Agreement whereby all of the rights and responsibilities of Ortho were transferred to Veridex, LLC, a Johnson & Johnson company (“Veridex”). In addition, we and Veridex re-negotiated certain clinical development and regulatory milestones. The Development Agreement has a term of 20 years and may be terminated earlier by either party under certain conditions. We are not aware of any intentions by Veridex to terminate the Development Agreement.

In connection with the Development Agreement, Veridex made a $1.5 million up-front, non-refundable license fee payment to us. Under this Development Agreement, Veridex is obligated to pay us approximately 30% of their net sales from the sale of reagents, test kits, and certain other consumable products and disposable items. In addition, we will receive additional payments from Veridex if we achieve certain development and sales milestones as defined in the Development Agreement. Under the terms of the Development Agreement, we are required to invest in related research based on a percentage of sales as defined in the Development Agreement. In connection with the Development Agreement, Johnson & Johnson Development Corporation, also a wholly-owned subsidiary of Johnson and Johnson (“J&J Sub”), purchased $5 million of our Series E Preferred Stock. In December 2001 and July 2003, J&J Sub purchased $3 million and $3.3 million of additional Series F Preferred Stock, respectively.

We have earned a total of $6,167,000 in license and milestone payments under the terms of the Development Agreement from August 1, 2000 to March 31, 2005. During the period from August 1, 2000 until December 31, 2003, we received $4.0 million and recognized the entire amount as license revenue from related party during that period.

We earned and were paid a total of $1,833,000 in license and milestone payments during 2004. These payments will be recognized as revenue over the estimated product development period for the corresponding product.

1.	We received $500,000 in milestone receipts related to product development milestones during the first quarter of 2004 as a partial receipt of the milestone for commercial readiness for breast cancer monitoring. We will recognize these receipts as revenue over the estimated life of the initial product life cycle which we estimate will end on December 31, 2007.

2.	In June 2004 we initiated a multi-center clinical trial for the monitoring of metastatic colorectal cancer and completed a development milestone defined in the Veridex agreement. As a result, we earned a $500,000 milestone payment. This milestone payment will be recognized over the estimated product development period which is estimated to be completed by the end of 2006.

3.	As of September 30, 2004, we have successfully completed three more development milestones and from which we received $833,000 as a result. They were:

•	Prostate cancer – feasibility of a large blood volume sample processing method and product concept completed; amount of milestone payable to us was $300,000

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Notes to Condensed Consolidated Unaudited Financial Statements

•	Tumor cell profiling reagents – product development process approved by the joint Veridex/Immunicon Steering Committee progress, first product is commercially available, second product completed production readiness review, and proof of principle demonstrated for a third product and associated antibody licensed; amount of milestone payable to us was $200,000

•	Lung cancer: adjuvant prognosis and recurrence monitoring – first patient enrolled in clinical trial associated with this indication; amount of milestone payable to us was $333,000.

We will recognize these milestone receipts as revenue over the estimated product development period which is estimated to end at various points through June 30, 2008.

In February 2005, we entered into an amendment to the Development Agreement. This amendment modifies two previous milestones entitled “Colorectal or Breast Cancer Adjuvant Prognosis and Recurrence Monitoring” and “Metastatic Colorectal or Prostate Cancer Therapy Monitoring.” We believe that the modifications to these milestones are beneficial to both parties and were arrived at through mutual assessment of scientific and market data available at this time.

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

The second milestone cited above previously had prospective payments to us totaling $1 million. The total of the milestone payments as well as the overall achievement requirements remain the same, but the amendment provides for progress payments triggered by certain events in the development program. A payment of $250,000 is now payable upon accrual of an adequate number of metastatic colorectal cancer patients to support a regulatory submission to the U.S. Food and Drug Administration and an additional $250,000 is payable upon completion of a draft regulatory submission that is acceptable to the joint Immunicon Corporation and Veridex Steering Committee. The superseded milestone had provided for payment of $500,000 only on Steering Committee approval of the final regulatory submission. As noted above, we received $500,000 in June 2004 as a result of the enrollment of the first patient in this trial.

In January 2005, we completed a planned interim analysis of data from our ongoing trial for monitoring of patients with metastatic colorectal cancer. The interim analysis looked at data from the first 100 evaluable patients in the study. The results were sufficiently encouraging to warrant study continuation and indicated that expansion of the study to a total of approximately 400 patients was appropriate.

On March 1, 2005, we and Veridex agreed that we had successfully completed the criteria for another development milestone relating to the enrollment of the first patient into the bone marrow study. Veridex has paid us $334,000 for this milestone. We will recognize this receipt as revenue over the estimated life of the bone marrow study which we estimate will conclude in the second quarter of 2006.

We recognized $258,000 as milestone and other license related revenue in the three months ended March 31, 2005 and $31,000 for the three months ended March 31, 2004. As of March 31, 2005 and December 31, 2004, we had receivables from Veridex of $885,000 and $249,000, respectively and payables to Veridex of $250,000 and $229,000, respectively. These receivables are recorded in “Receivable from related party” and the payables are recorded in “Payable from related party” in the consolidated balance sheet.

We recognized revenue for the sale of four instrument sets in the first quarter of 2005, of which two instruments were for Veridex funded research centers. We sold an instrument system to Veridex in the first quarter of 2004 and recognized revenue of $103,000. This revenue is recorded in “Revenues from related party” in the consolidated statement of operations.

In August 2003, we sold 80,000 shares of Series F Preferred Stock and entered into a License and Supply Agreement (“License and Supply Agreement”) with another company. We received $400,000 in proceeds for the combined transaction. Because shares of our Series F Preferred Stock were valued at $4.00 per share in a similar transaction, the same value was applied to the shares in this

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Notes to Condensed Consolidated Unaudited Financial Statements

transaction. The amount above the $4.00 per share value of the shares of our Series F Preferred Stock was deemed attributable to the License and Supply Agreement and recorded as deferred license revenue. We recorded this $80,000 premium as deferred license revenue and are amortizing it into income over the two year period of the exclusive supply arrangement with this company. The unamortized deferred license revenue related to this arrangement amounted to $15,000, and $55,000 as of March 31, 2005 and 2004, respectively. We recognized revenue of $11,000 and $10,000 related to the arrangement for the three months ended March 31, 2005 and 2004, respectively, and recorded it as “Revenue from related party” in the consolidated statement of operations.

The following table breaks out the revenue from related parties recognized over the three month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,
(in thousands)	2005	2004
Contract and milestone revenue from related party	$269	$41
Product revenue from related party	310	103

	$579	$144

(11) Supplemental expense information

The supplemental expense information below provides additional information about the amounts recorded as research and development expenses and general and administrative expenses in the accompanying statements of operations:

Research and development expenses

Research and development expenses consisted of the following:

	Three Months Ended March 31,
(in thousands)	2005	2004
Salaries, benefits and taxes	$3,015	$2,349
Laboratory supplies and expenses	110	1,131
Instrument development costs	256	192
Clinical trial expense	921	399
Contracted research costs	283	312
Depreciation expense	336	262
Insurance expense	196	46
All others	607	550

	$5,724	$5,241

General and administrative expenses

General and administrative expenses consisted of the following:

	Three Months Ended March 31,
(in thousands)	2005	2004
Salaries, benefits and taxes	$1,083	$658
Depreciation expense	84	65
Legal and professional fees	428	294
Insurance expense	44	9
All others	346	157

	$1,985	$1,183

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Notes to Condensed Consolidated Unaudited Financial Statements

(12) Subsequent events

On April 25, 2005, we issued a press release announcing that our board of directors elected Byron D. Hewett as our President and Chief Operating Officer reporting to Chairman and Chief Executive Officer Edward L. Erickson. Mr. Hewett had previously served as our Chief Operating Officer and General Manager, Cancer Products since October 2004. Mr. Hewett was granted an option to purchase 50,000 of our common shares and the option will vest evenly on an annual basis over four years.

Concurrent with this announcement, Mr. Erickson notified our board of directors of his intention to step down as Chief Executive Officer on March 31, 2006. The Nominating and Governance Committee and our board of directors as a whole continue to plan, direct and oversee our succession process.

On May 6, 2005 we filed a shelf registration statement on Form S-3 with the SEC. If and when declared effective by the SEC, the shelf registration statement would permit the offer, sale and issuance by us from time to time, in one or more offerings, of up to an aggregate of $75 million of our common stock, preferred stock, debt securities, warrants, depositary shares, stock purchase contracts and stock purchase units. The terms of any offering will be established at the time of the offering.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information contained in this quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often preceded by words such as “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “assume,” “will” and similar expressions. We caution investors not to place undue reliance on the forward-looking statements contained in this report. Forward-looking statements included in this report relate to financing and capital needs and resources, product development, our relationship with Twente University, our relationship with Veridex, research, development and sales based milestones and related payments from Veridex, expansion of research and development activities and increases in research and development costs, instrument system and platform improvement activities and costs, expansion of clinical trials and related costs, use of IPO net proceeds and other funds, and other statements regarding matters that are not historical facts. Forward-looking statements speak only as of the date of this report, reflect management’s current expectations and involve certain factors, such as risks and uncertainties, that may cause actual results to be far different from those suggested by our forward-looking statements. These factors include, but are not limited to, risks associated with our dependence on Veridex; our capital and financing needs; research and development and clinical trial expenditures; commercialization of our product candidates; our ability to use licensed products and to obtain new licenses from third parties; our ability to manage growth; obtaining necessary regulatory approvals; reliance on third party manufacturers and suppliers; reimbursement by third party payors to our customers for our products; compliance with applicable manufacturing standards; the ability to earn license and milestone payments under our agreement with Veridex; retaining key management or scientific personnel; delays in the development of new products or to planned improvements to our products; effectiveness of our products compared to competitors’ products; protection of our intellectual property and other proprietary rights; conflicts with the intellectual property of third parties; product liability lawsuits that may be brought against us; labor, contract or technical difficulties; competitive pressures in our industry; other risks and uncertainties discussed under the caption “Factors That may Affect Future Results” and elsewhere in this report; and other risks and uncertainties, as may be detailed from time to time in our public announcements and SEC filings.

We do not intend to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements other than as required under the federal securities laws.

OVERVIEW

Our business principally involves the development, manufacture, marketing and sale of proprietary cell and molecular based diagnostic and research products with a primary focus on cancer. We believe that our products can provide significant clinical benefits by giving physicians better information to understand, treat, monitor and diagnose cancer. Our technologies can identify, count and characterize a small number of circulating tumor cells, or CTC, and other rare cells, such as endothelial cells, present in a blood sample from a patient.

Our collaborator, Veridex, LLC, or Veridex, a Johnson & Johnson company, received 510(k) clearance from the Food and Drug Administration, or FDA, in January 2004 for use of the Veridex CellSearch™ Circulating Tumor Cell Kit, which incorporates our technologies, in the management of metastatic breast cancer (breast cancer that has spread beyond the primary breast tumor). In August 2000, we entered into a development, license and supply agreement with Ortho-Clinical Diagnostics, or OCD, a Johnson & Johnson company, which subsequently assigned all rights and obligations under the agreement to Veridex. Under the terms of this agreement, we granted to Veridex a worldwide exclusive license within the field of cancer to commercialize cell analysis products incorporating our technologies.

We were incorporated in 1983. Since our inception, we have focused our activities on product development and life science research. In March 1999, we obtained $10.6 million in financing from the sale of our convertible preferred stock. As a result, we substantially increased investment in our cancer-related products and technologies, hired additional key management team members and redefined our business strategy. Since 1999, we have devoted substantially all of our efforts to the development of our cell analysis platforms and diagnostic tools for application in cancer. We completed the initial public offering, or the IPO, of shares of our common stock on April 21, 2004. In the IPO, we sold 6.9 million shares of our common stock, including the underwriters’ over allotment option, at $8.00 per share and received proceeds of $49.4 million, net of fees and expenses. We are a development stage company and have incurred losses in the last five fiscal years. As of March 31, 2005, we had an accumulated deficit of $98.6 million. We expect to incur substantial losses, which may increase over the next several years as we:

•	conduct clinical trials to expand the uses of our technologies in metastatic cancers other than metastatic breast cancer and to earlier stages of the disease in breast and other cancers;

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	incur costs to place our cell analysis systems with customers and to support other commercialization activities;

•	expand and scale-up our manufacturing capability for instruments, bulk reagents, reagent kits and other consumable products; and

•	develop applications, including reagent and instrument products, based on our technologies for cancer and other diseases, such as cardiovascular, inflammatory and infectious diseases and for products to support drug development in cancer.

We are highly dependent on our collaboration with Veridex. In addition, we expect to continue to generate substantial losses for at least the next two years. We will need to obtain additional funding to support the activities described above.

Veridex collaboration

We expect that substantially all of our revenues from product sales for at least the years 2005 and 2006 will be derived from our relationship with Veridex. Our Development Agreement with Veridex provides Veridex with exclusive worldwide rights to commercialize cell analysis products based on our technologies in the field of cancer. Veridex received 510(k) clearance from the FDA for the use of the CellSearch Circulating Tumor Cell Kit in the management of metastatic breast cancer on January 21, 2004 and for the CellSearch Circulating Tumor Cell Control Kit in September 2004. We are responsible for all cellular research and development, including the costs of clinical development. Upon any sale by Veridex of certain of our products, including reagents, test kits, consumable products and disposable items, Veridex is obligated to pay us approximately 30% of net sales.

Commercialization of the first product under this Development Agreement occurred in August 2004. Beginning therewith, we became obligated to invest at least 10% of Veridex’s net sales from these products, excluding revenues from instrument sales, in certain research and development activities. However, beginning with the first calendar year after the amount of these net sales exceeds $250 million; we are only required to invest an amount equal to at least 8.5% of these net sales. We are also responsible for manufacturing reagents for CellSearch kits in bulk and delivering them to Veridex. We are responsible for all instrument manufacturing and certain ancillary products. We believe that we have manufacturing capacity available at our existing facilities to satisfy commercial demand through 2005. Veridex is responsible for filling and packaging costs for the reagents, as well as sales, marketing, distribution, customer and technical support and field service of our cancer products, including instrumentation. We have retained worldwide commercialization rights to all non-cancer applications of our technologies.

The pace and outcome of both our commercialization efforts and clinical development programs are difficult to predict. As a result, we anticipate that our quarterly results will fluctuate for the foreseeable future. In view of this variability and of our limited operating history, we believe that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as being indicative of our future performance.

Revenues

We have not generated any significant product revenues since our inception. We initiated sales activities for instrument platforms and reagent kits for research use only, RUO, in the first quarter of 2004 and for in vitro diagnostic, or IVD, use in the third quarter of 2004. As of March 31, 2005, we have shipped 26 CellTracks® AutoPrep Systems and 25 CellSpotter® Analyzers. We have recognized revenue for 15 complete instrument system sets, including four in the three months ended March 31, 2005. We now have instruments in the USA, Europe and Japan. The recognition of revenue related to instrument shipments is typically delayed for a period of several months due to final validation and testing of these systems at customer locations.

We have earned a total of $6,167,000 in license and milestone payments under the terms of the Development Agreement from August 2000 to March 31, 2005. During the period from August 1, 2000 until December 31, 2003, we received $4.0 million and recognized the entire amount as license revenue from related party during that period.

We earned and were paid a total of $1,833,000 in license and milestone payments during 2004. These payments will be recognized as revenue over the estimated product development period for the corresponding product.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	We received $500,000 in milestone receipts related to product development milestones during the first quarter of 2004 as a partial receipt of the milestone for commercial readiness for breast cancer monitoring. We will recognize these receipts as revenue over the estimated life of the initial product life cycle which we estimate will end on December 31, 2007.

•	In June 2004 we initiated a multi-center clinical trial for the monitoring of metastatic colorectal cancer and completed a development milestone defined in the Veridex agreement. As a result we earned a $500,000 milestone payment. This milestone payment will be recognized over the estimated product development period which is estimated to be completed by the end of 2006.

•	As of September 30, 2004, we have successfully completed three more development milestones from which we received $833,000 as a result. They were:

•	Prostate cancer – feasibility of a large blood volume sample processing method and product concept completed; amount of milestone payable to us is $300,000

•	Tumor cell profiling reagents – product development process approved by the joint Veridex/Immunicon Steering Committee progress, first product is commercially available, second product completed production readiness review, and proof of principle demonstrated for a third product and associated antibody licensed; amount of milestone payable to us is $200,000

•	Lung cancer: adjuvant prognosis and recurrence monitoring – first patient enrolled in clinical trial associated with this indication; amount of milestone payable to us is $333,000.

We will recognize these milestone receipts as revenue over the estimated product development period which is estimated to end at various points through June 30, 2008.

On March 1, 2005, we and Veridex agreed that we had successfully completed the criteria for another development milestone relating to the enrollment of the first patient into the bone marrow study. Veridex has paid us $334,000 for this achievement. We will recognize this receipt as revenue over the estimated life of the bone marrow study which we estimate will conclude in the second quarter of 2006.

We recognized $258,000 as milestone and other license related revenue in the three months ended March 31, 2005 and $31,000 for the three months ended March 31, 2004.

We recognized revenue for the sale of four instrument sets in the first quarter of 2005, of which two instruments were for Veridex funded research centers. We sold an instrument system to Veridex in the first quarter of 2004 and recognized revenue of $103,000. These instrument sets are recorded in “Revenues from related party” in the consolidated statement of operations.

As of March 31, 2005, we can earn up to an additional $4.3 million in license revenue from Veridex for research-related milestones. We estimate that we will earn these license revenues from research milestones over the next three to five years. Therefore, we expect that the trend of license revenue will fluctuate. Also, we expect to continue to invest significant amounts in research and development, particularly in clinical trials and manufacturing development and therefore we do not believe that these expenses will correspond to the periods wherein which we expect to earn the milestone revenue referenced above.

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

Research and development expenses

Our research and development expenses consist of expenses incurred in developing reagents and instrument platforms and ancillary products, as well as the clinical research and trial costs to test these kits and systems. These expenses consist primarily of:

•	salaries and related expenses for personnel;

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials, and

•	payments to third parties for instrument development activities and for research related support, expenses for materials consumed in research experiments and clinical research and clinical trials.

We are responsible for making royalty payments of 1% of sales of our reagents incorporating intellectual property licensed to us under a license agreement with the University of Texas.

We expense research and development costs as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and proprietary technologies. We expect to continue to incur significant costs for clinical research and for trials and to make investments to improve our instrument platforms and reagents. From inception through March 31, 2005, we have incurred $83.8 million in total research and development expenses, the majority of which relate to our cell-based research and diagnostic products.

General and administrative expenses

Our general and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services. From inception through March 31, 2005, we incurred $26.5 million in general and administrative expenses.

Stock-based compensation expenses

Stock-based compensation expense, which is a non-cash charge to expenses, results from stock option grants to employees at exercise prices below the fair value of the underlying common stock resulting in our recording stock-based compensation expense associated with such grants. Stock-based compensation expense also is recorded for stock option and warrant grants to non-employees and for restricted stock grants provided to directors and advisors in lieu of cash compensation. We amortize the deferred stock-based compensation to operating expenses over the vesting periods of the options and grants, subject to adjustment for forfeiture during the vesting period. Since our inception, we recognized $6.0 million in deferred stock-based compensation expense. For the period from inception through March 31, 2005, we have recognized cumulative stock-based compensation expense of $3.1 million.

Interest income and expense

Interest income consists of interest earned on our cash, cash equivalents and investments. Investment holdings as of March 31, 2005 consist primarily of mortgage back notes, federal agency notes and investment grade debt securities. We have the intent and the ability to hold all of our debt securities until maturity and have recorded them at amortized cost. Interest expense consists of interest incurred on debt financings.

Intellectual property

Protection of our intellectual property is a strategic priority for our business, and we rely on a combination of patent, trademark, copyright and trade secret laws to protect our interests. Our ability to protect and use our intellectual property rights in the continued development and commercialization of our technologies and products, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights is crucial to our continued success. We will be able to protect our products and technologies from unauthorized use by third parties only to the extent that our products and technologies are covered by valid and enforceable patents, trademarks or copyrights, or are effectively maintained as trade secrets, know-how or other proprietary information.

In connection with the commercial distribution of our products, we also have obtained trademark registrations in the US for “Immunicon” and the Immunicon logo. Trademark registrations were also obtained for “CellSave”, “CellTracks”, “CellSpotter”, “Magnest”, and the CellTracks AutoPrep System logo, and the CellSpotter Analyzer logo by Immunivest Corporation, our wholly owned subsidiary. We have filed a number of trademark registration applications in preparation for commercial distribution activities with respect to future products. Much of the proprietary software and related information utilized in our instrument systems is protected by the copyright rights or by rights that we have licensed.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We devote significant resources to obtaining, enforcing and defending patents and other intellectual property and protecting our other proprietary information.

We have a portfolio of issued patents and patent applications, which we believe provides patent coverage for our proprietary technologies and products. As of April 30, 2005, our intellectual property estate consisted of 56 issued patents, 136 pending patent applications, 10 registered trademarks and 17 pending trademarks registrations.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies include:

•	revenue recognition;

•	inventory capitalization;

•	accounting for research and development expenses;

•	estimating the value of our equity instruments for use in deferred stock-based compensation calculations; and

•	accounting for income taxes.

In accordance with the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure about Critical Accounting Policies, we have determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. There were no significant changes to our critical accounting policies during the three months ended March 31, 2005.

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

In accordance with SAB No.104, up-front non-refundable license fees are recorded as deferred revenue and recognized over the estimated development period. Since August 2000, we have earned and received $6.2 million in license and milestone payments from Veridex. License and milestone payments are deferred and amortized on a straight-line basis over the product development period as defined for each specific product. Amounts received as reimbursement for research and development expenses are recorded as a reduction in research and development expense as the related costs are incurred.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Inventory capitalization

In August 2004, we initiated sales for in vitro diagnostic use of our initial cancer diagnostic products which had received FDA clearance in January 2004. We determined that this represented the initiation of the commercialization of our products. We completed our first instrument sale to a third party laboratory customer during the fourth quarter of 2004. Therefore, effective October 1, 2004 we adopted a policy for capitalizing inventory and recognizing cost of sales. Prior to October 1, 2004, all costs associated with manufacturing were included in research and development expenses. In the fourth quarter of 2004, we began to capitalize in inventory the cost of manufactured products for commercial sale and to expense such costs as cost of products sold at the time of sale. However, as we sell that portion of our existing inventory that had previously been expensed as part of research and development expenses, there will be a period of time where we will recognize manufacturing revenue with minimum corresponding cost. Therefore, we anticipate that our gross margin on sales of our instruments and reagents will fluctuate from quarter to quarter during 2005.

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

The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the demand for our products. If our estimates for specific products is less than actual demand of products and we fail to reduce manufacturing output accordingly, we could be required to write down additional inventory, which would have a negative impact on our gross margin. The write-down for estimated obsolete and excess inventory is therefore based on our collective judgment regarding the realistic and potential future demand for each product and is inherently subjective.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Accounting for income taxes

We must make significant management judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At March 31, 2005, we recorded a full valuation allowance of $39.8 million against our net deferred tax asset balance, due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or if we adjust these estimates in future periods we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Development Stage Enterprise

Although we initiated sales of our first cancer diagnostic products in August 2004, we have generated no significant product revenue to date. Our activities have consisted primarily of developing and licensing products, raising capital and recruiting personnel. Accordingly, we are considered to be in the development stage as of March 31, 2005, as defined by Statement of Financial Accounting Standards, or SFAS No. 7, Accounting and Reporting by Development Stage Enterprises.

RESULTS OF OPERATIONS

Three months ended March 31, 2005 and 2004

Revenue

We segregate revenue into product revenue, revenue from related party and other revenue. Revenue from related party is composed of license and milestone revenue, instrument and reagent product revenue and other revenue.

	Three Months Ended March 31,
Revenue (dollars in thousands)	2005	2004
Product revenue including product revenue from related party: Instrument revenue:
Veridex	$223	$103
Other	240	—
Reagents and other product revenue:
Veridex	78	—
Other	19	—

Total product revenue	$560	$103
License and milestone revenue:
Veridex and other related party	269	41
Other revenue	50	13

Total revenue	$879	$157

We earned $560,000 in product revenue in the three months ended March 31, 2005 of which $301,000 earned from Veridex, a related party. Instrument revenue was $463,000 and reagent revenue was $97,000. We earned $103,000 in product revenue in the three month period ended March 31, 2004, all of which was instrument-related revenue. Our instrument revenue increased because we sold four instrument systems in the three months ended March 31, 2005 compared to one instrument system in the corresponding period in 2004. Included in the 2005 revenue is approximately $373,000 of product revenue with no corresponding cost of goods sold recognized in this period. These product revenues relate to materials purchased prior to October 1, 2004 and were previously expensed as research and development expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

License and milestone revenue from related party increased by $228,000 to $269,000 for the three months ended March 31, 2005 from $41,000 for the three months ended March 31, 2004. From August 1, 2000 to March 31, 2005, we earned $6.2 million in license and milestone receipts under our Development Agreement with Veridex and have received $5.9 million as of March 31, 2005. License and milestone receipts have been deferred and are amortized on a straight-line basis over the product development period as defined for each specific product.

During the first quarter of 2004, we received $500,000 in milestone receipts as a partial receipt of the milestone for commercial readiness for breast cancer monitoring. We will recognize this as revenue over the estimated life of the related product development period, which we estimate will end on December 31, 2007.

On March 1, 2005, we and Veridex agreed that we had successfully completed the criteria for another development milestone relating to the enrollment of the first patient into the bone marrow study and Veridex paid us $334,000. We will recognize this receipt as revenue over the estimated life of the bone marrow study which we estimate will be completed in the second quarter of 2006.

We recognized $258,000 as milestone and other license related revenue in the three months ended March 31, 2005 and $31,000 for the three months ended March 31, 2004.

In August 2003, we sold 80,000 shares of Series F Preferred Stock and entered into a License and Supply Agreement (“License and Supply Agreement”) with another company. We received $400,000 in proceeds for the combined transaction. Because shares of our Series F Preferred Stock were valued at $4.00 per share in a similar transaction, the same value was applied to the shares in this transaction. The amount above the $4.00 per share value of the shares of our Series F Preferred Stock was deemed attributable to the License and Supply Agreement and recorded as deferred license revenue. We recorded this $80,000 premium as deferred license revenue and we are amortizing it into income over the two year period of the exclusive supply arrangement with this company. We recognized revenue of $11,000 and $10,000 related to the arrangement and recorded it as “Revenue from related party” in the consolidated statement of operations for the three month periods ended March 31, 2005 and 2004, respectively.

As a result of the above, total revenue increased by $722,000 to $879,000 in the three months ended March 31, 2005 as compared to $157,000 in the corresponding period in 2004.

Costs of goods sold

Costs of goods sold increased to $392,000 in the three months ended March 31, 2005 from zero in the corresponding period in 2004. We initiated the practice of recording costs of goods sold and capitalizing inventory in October 2004 after the launch of our initial in vitro diagnostic products.

Instrument costs of goods sold was $299,000 and reagent costs of goods was $93,000 for the three months ended March 31, 2005.

Research and development expenses

Research and development expenses increased by $745,000, or 15.0%, to $5.7 million in the first quarter of 2005 from $5.0 million in the corresponding quarter in 2004. Salary and salary-related costs were $3.0 million in the first quarter of 2005 compared to $2.3 million in the corresponding quarter in 2004. This increase of $0.7 million or 28.4% is due principally to higher staff levels necessary to complete the development of certain instrument platforms and complete the development of our initial cancer monitoring test. We hired additional personnel during the second half of 2004 to support the commercial launch of our initial products, to support clinical development to expand applications of our cancer diagnostic technology and to expand uses of our technology beyond cancer to other disease states. The portion of stock-based compensation expenses recognized as part of research and development salaries was $274,000 in the first quarter of 2005 versus $282,000 in the first quarter of 2004.

Laboratory supplies and expenses were $110,000, or $1.0 million lower, in the first quarter of 2005 than in 2004. As of October 1, 2004 we began capitalizing inventory. Prior thereto we had recorded all inventory related costs as part of laboratory supplies and expenses. The costs incurred in the first quarter of 2004 were initial inventory purchases made in preparation for product launch but recorded as laboratory supplies and expenses. These purchases in 2005 were capitalized as inventory.

Our instrument development costs increased by $64,000 to $256,000 in the first quarter of 2005 from $192,000 in the previous year’s corresponding quarter. This increase was a result of additional development expense related to the upcoming launch of the CellTracks

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Analyzer II which is planned for the second quarter of 2005. We anticipate that we will continue to engage in instrument system improvement activities for the remainder of 2005 and beyond. Therefore, it is likely that instrument development costs will fluctuate in future periods.

Clinical trial expenses increased in the first quarter of 2005 by $522,000 to $921,000 from $399,000 in the first quarter of 2004. In the second quarter of 2004, we initiated a clinical trial for the monitoring of metastatic colorectal cancer. In January 2005 based on encouraging interim data we decided to increase the number of patients to be included in the trial from the original trial size of 200 patients up to 400. We increased our enrollment efforts in order to attempt to complete our patient accrual by December 31, 2005. Also, in October 2004 we initiated a pivotal clinical trial for the monitoring of metastatic prostate cancer, which we believe, if it is successful, should result in a regulatory submission to the FDA. We anticipate increasing our clinical trial expenditures in the remainder of 2005 and beyond in order to expand the uses of our technology to other cancers, to earlier stages of the cancer disease state and to other disease states where our technology may represent an improvement over current diagnostic techniques.

Contracted research costs were $29,000 lower in the first quarter of 2005 than in the first quarter of 2004. We incurred higher costs associated with manufacturing validation efforts in the first quarter of 2004 as we prepared for the launch of our initial in vitro diagnostic products in August 2004. Therefore, these expenses were not as high in the first quarter of 2005.

Depreciation expense increased in the first quarter of 2005 by $74,000 to $336,000 from $262,000 in the first quarter of 2004. This increase is primarily related to capital expenditures for equipment and facilities related costs incurred in preparation for the launch of our initial commercial products.

Insurance expenses increased by $150,000 in the first quarter of 2005 over the same period in 2004 related principally to allocated costs of directors and officers liability insurance which increased as a result our completion of our IPO in April 2004.

A summary of the principal components of our research and development costs for the three months ended March 31, 2005 and 2004 are shown below:

	Three months ended March 31,
Research and development expenses	2005	2004
	(in thousands)
Salaries, benefits and taxes	$3,015	$2,349
Laboratory supplies and expenses	110	1,131
Instrument development costs	256	192
Clinical trial expenses	921	399
Contracted research costs	283	312
Depreciation expense	336	262
Insurance expense	196	46
All others	607	550

Total research and development expenses	$5,724	$5,241

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General and administrative expenses

General and administrative expenses increased by $540,000, or 37.4%, to $2.0 million in the first quarter of 2005 from $1.4 million in 2004. Salary-related costs increased by $425,000 in the first quarter of 2005, due principally to increases in personnel throughout the period from April 2004 through March 2005. We hired additional accounting and administrative personnel in order to prepare for the additional administrative and reporting activities resulting from our transition to a publicly-held company and in preparation for the commercial launch of our initial products, including hiring our Chief Counsel in April 2004 and our Chief Operating Officer in October 2004 after our commercial launch of our products. Legal, accounting and other professional fees increased by $134,000, or 45.6% to $428,000 in the first quarter of 2005 as a result of additional expenses associated with public company compliance and reporting requirements. We became a public company in April 2004. Insurance expenses increased to $44,000 as a result of the allocated portion of the higher directors and officers liability insurance which increased as a result our completion of our IPO in April 2004. Depreciation expense increased by $19,000 to $84,000 in the first quarter of 2005 from $65,000 in the first quarter of 2004. This increase was attributable to the expansion of our office facilities to support personnel additions related to our transition to a publicly held company.

Interest income

Interest income increased by $226,000, or 364.5%, to $288,000 in the quarter ended March 31, 2005 from $62,000 in the quarter ended March 31, 2004. The increase in interest income was primarily a result of an increase in average invested cash balances in 2005. Our increase in invested cash balances resulted from our IPO which provided net cash proceeds of $49.4 million and which was completed on April 21, 2004.

Interest expense

Interest expense decreased by $38,000, or 23.3%, to $125,000 for the first quarter of 2005 from $163,000 for first quarter of 2004. The decrease was due to lower average debt outstanding in the first quarter of 2005 compared to 2004.

Stock-based compensation expenses

Stock-based compensation expenses were $350,000 and $401,000 for the three months ended March 31, 2005 and 2004, respectively. This decrease was principally due to lower amount of options granted to consultants in the periods following the three months ended March 31, 2004. We recognized these expenses as part of research and development expenses and general and administrative expenses as shown below.

	Three Months Ended March 31,
Stock-based compensation expenses included in:	2005	2004
	(in thousands)
Research and development expenses	$274	$282
General and administrative expenses	76	119

Total stock-based compensation expenses	$350	$401

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes

We have incurred net operating losses since our inception and have consequently not paid any federal, state or foreign taxes. As of March 31, 2005, we had approximately $34.7 million of net operating loss carryforwards and approximately $3.6 million in research and development tax credit carryforwards available to offset future regular and alternative taxable income. If not utilized, these net operating loss carryforwards and tax credits will begin to expire in 2018. If we do not achieve profitability, we may lose our net operating loss carryforwards. In addition, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in our ownership occur. We are currently not subject to these limitations.

Net loss and net loss per common share

The net loss of $7.1 million in the first quarter of 2005 was $0.7 million, or 10.9%, higher than the loss of $6.4 million in the first quarter of 2004.

At the completion of our IPO on April 21, 2004 approximately 52.1 million preferred shares were converted into 15.5 million shares of common stock. As the result, the net loss per common share of $0.30 in the first quarter of 2005 was $12.80 per share lower than the loss per common share of $13.10 in the first quarter of 2004. Weighted average common shares outstanding during the three months ended March 31, 2005 were approximately 23.2 million compared to 486,000 for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company. We have financed our operations since inception through private equity and debt financings, license and milestone revenues from corporate collaborations, capital equipment and leasehold financing, government grants and interest earned on cash and investments. Since our inception, we have generated net losses of $98.6 million from operations.

Cash and short-term investments decreased by $5.7 million in the three month period ended March 31, 2005 to $47.4 million from $53.1 million as of December 31, 2004, principally due to the stage of development and early commercialization period.

We used $5.1 million in our operating activities in the three months ended March 31, 2005 compared to $4.9 million in same period in 2004 and $83.9 million from inception through March 31, 2005. Our operating activities during these periods consisted principally of research and development efforts and the conduct of clinical trials.

Our investing activities provided cash of $44,000 in the three months ended March 31, 2005. We received net proceeds from maturities of our investments of $1.5 million and spent $1.4 million on capital expenditures. We used approximately $700,000 in investing activities in the three months ended March 31, 2004 as a result of purchases for capital. We have used $36.5 million in investing activities from inception, resulting principally from the net investment maturities of $25.0 million in short term investments and by purchases of $11.5 million of property and equipment.

We generated cash of $342,000 from our financing activities in the three months ended March 31, 2005, used $325,000 in the same period in 2004 and from inception we have generated cash from financing activities of $143.3 million. We had proceeds from new borrowings of $1.3 million and made principal payments of $1.1 million in the three months ended March 31, 2005 as compared to proceeds from new borrowings of $795,000 and principal payments of $808,000 in the three months ended March 31, 2004 and $19.0 borrowings and payments of $12.2 million since inception. On April 21, 2004, we completed our IPO. In the IPO, we sold 6.9 million shares of our common stock at $8.00 per share. We raised a total of $49.4 million, net of fees and expenses. In connection with the IPO, we incurred costs totaling $1.9 million and paid these expenses in the current year. All of the shares were sold by us. The net proceeds from the IPO will be used for product commercialization, including manufacturing, and for clinical trials, research and development, capital expenditures, and working capital and other general corporate purposes. Our common stock trades on The Nasdaq National Market System under the symbol “IMMC.” From inception to March 31, 2005 we have raised $51.0 million from the sale of our common stock, including our IPO, $1.5 million from the sale of 10,000 shares of our common stock to three investors in 1984 and $85.1 million, net of issuance costs of $2.1 million, from the sale of our preferred stock.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Since March 1999, we have also borrowed $19.0 million through equipment lines of credit and have received $6.2 million in milestone receipts from Veridex. Our liquidity requirements are the result primarily of research and development and other operating expenditures, capital equipment expenditures and payments on outstanding indebtedness. Sales of our common and preferred stock, including the IPO, were as follows:

Summary of all sales of common and convertible preferred stock	Year(s)	Number of shares	Price per share	Net proceeds (in thousands)	Equivalent common shares
Initial sale of common stock (private)	1984	10,000	$150.00	$1,500	10,000

Convertible preferred stock
Series A	1988	36,350	10.00	364	669,343
Series B	1989	30,000	10.00	300	236,952
Series C	1990	30,000	10.00	300	296,016
Series D	1999, 2004	33,971,098	0.32	10,597	2,216,742
Series E	2000	4,588,612	4.74	21,612	3,059,083
Series F	2001, 2003	13,454,500	4.00	51,942	8,969,677

Initial public offering	2004	6,900,000	8.00	49,427	6,900,000

Exercise of options and warrants and other sales of common stock	various			1,520	891,181

				$137,562	23,248,994

As of March 31, 2005, we did not have any off balance sheet financing arrangements.

The following table summarizes our contractual obligations and related interest charges on lines of credit at March 31, 2005 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due in
Contractual obligations	Total	2005	2006 and 2007	2008 and 2009	After 2009
	(in thousands)
Lines of credit	$6,612	$2,726	$3,298	$588	$—
Operating leases	5,668	677	1,932	1,979	1,080
Open purchase order commitments (1)	6,899	6,899	—	—	—

Total contractual obligations	$19,179	$10,302	$5,230	$2,567	$1,080

(1)	The amounts included in open purchase order commitments are subject to performance under the purchase order by the supplier of the goods or services and do not become our obligation until such performance is rendered. The amount shown is principally for the purchase of materials for our instrument platforms, which we anticipate will be sold by us to customers and for various items such as contingent patient accrual commitments related to our clinical trials. Most patient accrual costs are payable only after successful completion of patient accrual.

We also have contingent obligations for research and development and clinical trial expenditures under our Development Agreement with Veridex. Specifically, we must pay the first $5.0 million in clinical trial costs for the first cellular analysis product for general population screening for a major cancer, and Veridex is responsible for the next $5.0 million of such clinical trial costs. We have agreed to negotiate in good faith for the allocation of costs in excess of $10.0 million. As of March 31, 2005 we have not incurred any costs related to clinical trials for a product for general population screening, and we do not anticipate spending any funds on clinical trials toward such a product through 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, if we achieve certain levels of sales of our reagents, we may receive up to an additional $10.0 million in milestone payments from Veridex, although we do not expect to receive any milestone payments related to sales goals until at least 2007.

The Development Agreement with Veridex provides for a total of up to $10.5 million in non-refundable license and milestone payments related to research and development activities including up to $1.5 million for the initial license and up to $9.0 million related to the completion of certain instrument and clinical trial milestones. We have earned $6.2 million of these milestone payments and have received $5.9 million as of March 31, 2005. We expect to earn the remaining $4.3 million over the next three to five years.

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

If we do not successfully complete the criteria as defined for a given future milestone, we will not receive the applicable milestone payment. If we do not successfully complete the criteria as defined by the target date for a given milestone, we will continue to be entitled to receive the milestone payment in the future upon successful completion of the criteria. However, Veridex’s obligation to pay us a percentage of the net sales for the cell analysis product to which the milestone relates would be reduced by 0.5% for the ten year period beginning with the shipment for commercial sale of the first product resulting from this agreement. In no event, however, would reductions due to missed target dates reduce our proportionate percentage share of net sales that we would otherwise be entitled to receive from Veridex for sales of all cell analysis products by Veridex under this Development Agreement by more than 0.5% in the aggregate.

We have also established a sales agency arrangement with Veridex with respect to our sample preparation and cell analysis systems. Under this arrangement, Veridex is our exclusive sales, invoicing and collecting agent and exclusive instrument and technical service provider for these systems in the field of cancer. Veridex is responsible for all expenses for marketing, sales and training, and we are responsible for all software development and validation as well as quality control and quality assurance. We are responsible for shipping systems pursuant to purchase orders received by Veridex. We are obligated to pay Veridex a commission on each sale or lease of these sample preparation and cell analysis systems of up to 15% of the invoice price, subject to a minimum gross profit margin received by us on each system of 27.5%. Some customers may enter into a reagent rental agreement with Veridex, whereby the reagent price also carries an amortized cost of the instrument, based on an agreed test volume. In these cases, Veridex will pay us a percentage of the fully loaded cost of the instrument when it is placed in the account. We are responsible for the costs associated with the one-year warranty period. Veridex has the option under the agreement to convert the sales agency relationship to a sole distributorship arrangement upon 12-months’ written notice. However, we do not anticipate earning significant gross margins or incurring significant losses on the sale, lease or rental of our CellTracks AutoPrep System or our CellSpotter Analyzer. We anticipate that the majority of our future gross margins and future profits derived under our agreement with Veridex will result from the sales of reagents and disposables.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

At March 31, 2005, we had $15.1 million in available borrowing capacity under our existing equipment lines of credit. The availability under our SVB credit facility expires on December 31, 2005 and availability on our GE credit facility expires July 31, 2005. We are currently in discussions with both lending institutions to extend the availability of each credit facility but there can be no assurance that we will be successful in extending the availability of either credit facility.

On May 6, 2005 we filed a shelf registration statement on Form S-3 with the SEC. If and when declared effective by the SEC, the shelf registration statement would permit the offer, sale and issuance by us from time to time, in one or more offerings, of up to an aggregate of $75 million of our common stock, preferred stock, debt securities, warrants, depositary shares, stock purchase contracts and stock purchase units. The terms of any offering will be established at the time of the offering.

Based on our operating plans, we believe that our available cash including the net proceeds from our IPO will be sufficient to finance operations and capital expenditures until at least March 31, 2006. Our future capital requirements include, but are not limited to, supporting our research and development efforts and our clinical trials, although we are not obligated to meet any absolute minimum dollar spending requirements under our current operating agreements. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities, our clinical trials and capital requirements related to our commercialization efforts. We had $47.4 million in cash on hand and short term investments, as well as approximately $15.1 million in available lines of credit as of March 31, 2005. We plan to use our cash on hand and our available lines of credit to continue to develop our cancer diagnostic products beyond breast cancer to other types of solid tissue cancers as well as to explore the uses of our technology in earlier stages of the cancer disease process. Also, we plan to explore development of uses for our technology outside of cancer such as in cardiovascular disease. We plan to use our cash on hand, anticipated funds generated from the sales of our products as well as additional equity or debt-related offerings to finance our future development efforts. We may not be successful in generating sufficient product sales or raising sufficient funds from the sale of equity or debt securities to support the research and development expenses necessary to expand the uses of the technology into other cancers and in non-cancer diseases. In addition, if we are unsuccessful in our product development efforts, additional financing may not be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may elect to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could have a material adverse effect on our financial condition and operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment”. Statement No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. This statement is effective for the first fiscal year beginning after June 15, 2005. We will adopt Statement No. 123(R) beginning with the first quarter of fiscal 2006. Adoption of the statement will require us to record compensation expense relating to the issuance of employee stock options. Currently, we follow APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of our stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. We are currently evaluating the impact of the adoption of this statement will have on our consolidated financial position or results of operations.

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

We are a development stage company with limited operating history. We have incurred significant net losses since we began operations in 1983. As of March 31, 2005, we had a deficit accumulated during our development stage of $98.6 million. For the three months ended March 31, 2005 and 2004 we had net losses of $7.1 million and $6.4 million, respectively. These losses have resulted primarily from costs incurred in our research and development programs and from our general and administrative expenses. Because our operating expenses are likely to increase significantly in the near term, we will need to generate significant additional revenue to achieve profitability. As we do not as yet have sufficient operating revenue from the sales of our products to offset our losses, we do not expect to have any significant operating income from the sales of our products until at least 2007, and we expect our losses to continue to increase as a result of ongoing research and development and clinical trial expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development efforts, market acceptance and uncertainties concerning the success of sales efforts by us and Veridex, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

If our relationship with Veridex is terminated, we may be unable to continue to commercialize effectively certain of our products based on our technologies in the field of cancer.

We entered into a development, license and supply agreement with Veridex, under which we granted to Veridex a worldwide exclusive license in the field of cancer to commercialize cell analysis products based on our technologies. We also appointed Veridex as our exclusive sales, invoicing and collection agent for our cell analysis instrumentation in cancer. Veridex may terminate this agreement with or without reason at any time by providing us with 24 months’ prior written notice. Veridex also may terminate this agreement if we are in material breach or are acquired by a competitor in the IVD field. In addition, while we have granted Veridex the exclusive right to market, distribute and conduct field, technical, customer service and certain manufacturing finishing operations for these products, this agreement provides that Veridex has very limited obligations to perform these functions. For example, the agreement does not require Veridex to meet any minimum levels with respect to sales, marketing personnel or other marketing expenditures. If Veridex were to terminate, fail to meet our obligations under this agreement or fail to deploy adequate resources to commercialize products under this agreement:

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

Risk factors

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

To accomplish this, we and Veridex will need to convince oncologists, primary care physicians, surgeons, laboratory professionals and other members of the medical and biotechnology communities of the benefits of these products through published papers, presentations at scientific conferences and additional clinical trials For example, we currently have FDA clearance for the use of our products for determining progression free survival and overall survival in patients undergoing treatment for metastatic breast cancer. We believe that we will need to expand the intended use of this technology to other uses within breast cancer and to other cancers, such as colorectal and prostate cancer, in order to achieve broad market acceptance. If we and Veridex are not successful in these efforts, the market acceptance for these products could be limited. Additionally, if ongoing or future clinical trials result in unfavorable or inconsistent results, these products may not achieve market acceptance. Other factors that might influence market acceptance of these products include the following:

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

Risk factors

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

Risk factors

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

We and any third-party manufacturers that we currently rely on or will rely on in the future, including those we rely on to produce our CellTracks AutoPrep System and CellSave Preservative Tube, must continuously adhere to the current good manufacturing practices, or cGMP, set forth in the FDA’s Quality System Regulations, or QSR, and enforced by the FDA through our facilities inspection program. In complying with QSR, we and any of our third-party manufacturers must expend significant time, money and effort in design and development, testing, production, record-keeping and quality control to assure that our products meet applicable specifications and other regulatory requirements. The failure to comply with these specifications and other requirements could result in an FDA enforcement action, including the seizure of products and shutting down production. We or any of these third-party manufacturers also may be subject to comparable or more stringent regulations of foreign regulatory authorities. If we or any of our third-party manufacturers fail to comply with these regulations, we might be subject to regulatory action, which could delay or curtail our ability to develop, and Veridex’s and our ability to commercialize, products based on our technologies.

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

Risk factors

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

Our success depends, in large part, on the efforts and abilities of Edward L. Erickson, who is our Chairman and Chief Executive Officer, Byron D. Hewett, who is our President and Chief Operating Officer, Leon W.M.M. Terstappen, who is our Senior Vice President of Research and Development and Chief Scientific Officer, and James G. Murphy, who is our Senior Vice President of

Risk factors

Finance and Administration and Chief Financial Officer, as well as the other members of our senior management and our scientific and technical personnel. Mr. Erickson recently notified our board of directors of his intention to step down as Chief Executive Officer on March 31, 2006. Given that the pool of individuals with relevant experience in biotechnology and diagnostic products in particular is limited, it would be costly and time-consuming to replace any of our senior management or scientific personnel. Although we maintain key-person life insurance on Mr. Erickson and Dr. Terstappen, we do not maintain key-person life insurance on any of our other officers, employees or consultants. We also depend on our scientific collaborators and other advisors, particularly with respect to our research and development efforts. If we lose the services of one or more of our key officers, employees or consultants, or are unable to retain the services of our scientific collaborators and other advisors, our research and development and product development efforts could be delayed or curtailed.

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

Several raw materials used in the manufacturing of our reagent products used in several of our platforms and instruments currently are available only from a limited number of suppliers. We acquire all of these raw materials on a purchase-order basis, which means that the supplier is not required to supply us with specified quantities of these raw materials over a certain period of time or to set aside part of our inventory for our forecasted requirements. Additionally, for certain of these raw materials, we have not arranged for alternative suppliers, and it might be difficult to find alternative suppliers in a timely manner and on terms acceptable to us. Consequently, as we continue our commercialization efforts, if we do not forecast properly, or if our suppliers are unable or unwilling to supply us in sufficient quantities or on commercially acceptable terms, we might not have access to sufficient quantities of these raw materials on a timely basis and might not be able to satisfy product demand.

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

Risk factors

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

To improve our competitive position, we believe that we will need to develop new products as well as improve our existing instruments, reagents and ancillary products. Improvements in automation and throughput (the number of tests that can be performed in a specified period of time) of our products will be important to the competitive position of our products as we market to a broader, perhaps less technically proficient, group of customers. Our ability to develop new products and make improvements in our products may face difficult technological challenges leading to development delays. For example, we had experienced delays in connection with the development of our laser-based CellTracks Analyzer cell analysis instrument for use in cancer diagnostic testing. These delays were the result of technical problems associated with reliability of the system to detect cancer cells. In response, we are planning to introduce a second generation instrument, the CellTracks Analyzer II, which, among other improvements compared to our CellSpotter Analyzer, implements enhancements, such as the automation of many of the steps associated with scanning samples. We are continuing our product development programs to improve our analyzer platforms further because we believe that some of the planned features, such as enhanced software to recognize cells and to quantify proteins associated with the cells, may be required to address future potential research and clinical applications and to remain competitive. If we are unable to successfully complete development of new products or if we are unable to successfully complete the planned enhancements to our products, in each case without significant delays, our future competitive position may be adversely affected.

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

Risk factors

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

Because the issuance of a patent is not conclusive of our validity or enforceability and can be challenged, we do not know how much protection, if any, our patents will provide to us if we attempt to enforce them or if others challenge their validity or enforceability in court. For example, if our patents relating to the separation of CTCs from blood samples were challenged and invalidated, we would not be able to prevent others from utilizing these key aspects of our technologies, which would substantially harm our business. Moreover, our patent applications may not result in issued patents, and even if issued, our patents may not contain claims that are sufficiently broad to prevent others from practicing our technologies or developing competing products. Accordingly, we cannot assure you that we will be able to obtain, defend or enforce our patent rights covering our technologies in the US or in foreign countries. In addition, if others discover or misappropriate the technologies that we have chosen to maintain as trade secrets, we may not be able to effectively maintain our technologies as unpatented trade secrets. Although we have taken measures to protect our unpatented trade secrets and other non-public information such as know-how, including the use of confidentiality and invention assignment agreements with our employees, consultants and some of our contractors, it is possible that these persons may unintentionally or willingly breach the agreements or that our competitors may independently develop or otherwise discover our trade secrets and know-how.

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

Risk factors

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

If a third party claims that we infringe upon our proprietary rights, any of the following may occur:

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

We have exclusively in-licensed significant intellectual property, including patents and know-how, related to our cell analysis instrumentation and cell isolation and enrichment products. In April 1997 we entered into a license agreement with the University of Twente, or Twente, under which we were granted exclusive rights to technology developed at Twente relating to optical analysis of particles similar to cells and cell particles. This technology and the underlying patents and know-how contribute significantly to

Risk factors

our cell analysis platforms. This agreement will terminate upon the later of April 2007 or the expiration date of the last to expire of the patents licensed under this agreement. In addition, Twente may unilaterally terminate this agreement if we are in material breach or if we become bankrupt or insolvent. Twente also may unilaterally terminate the license granted under this agreement if we do not maintain sufficient general and product liability insurance coverage once we have begun clinical trials and commercialization of our products. In addition, in September 1999, we entered into a license agreement with the University of Texas, or Texas, under which we were granted exclusive rights to technology, including patents and know-how, which we developed in collaboration with Texas, relating to the isolation, enrichment and characterization of circulating epithelial cells. Epithelial cells are cells that cover external and internal body surfaces and give rise to the majority of solid tumors. This technology and the underlying patents and know-how contribute significantly to our cell analysis products in the field of cancer diagnostics. We are responsible for making royalty payments of 1% of our sales of reagents incorporating the intellectual property licensed to us under this agreement. This agreement terminates when all of Texas’s rights to the licensed technologies expire. In addition, Texas also may unilaterally terminate this agreement if we are in material breach or become bankrupt or insolvent. Texas also may unilaterally terminate the license granted under this agreement, or the exclusivity of such license, in any national political jurisdiction if we fail to provide written evidence satisfactory to Texas, within 90 days of receiving written notice from Texas that it intends to terminate this license, that we or our sub licensees have commercialized or are actively attempting to commercialize a licensed invention in these jurisdictions. In addition, in July 2002, we entered into a license agreement with Streck Laboratories, Inc., or Streck. Under this agreement, Streck granted to us a non-exclusive, worldwide, royalty-bearing license to practice certain of Streck’s cell preservative technology, including patents and know-how, for the research, development, manufacture and sale of our CellSave Preservative Tube to test for the presence of epithelial cells or CTCs in a sample of fluid from a patient. This agreement will terminate upon the expiration date of the last to expire of the patents licensed under this agreement. In addition, either party also may terminate this agreement if the other party is in material breach or becomes involved in financial difficulties, including bankruptcy and insolvency.

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. Since initial trading of our stock began in April 2004 through March 31, 2005, our average daily trading volume has been 113,151 shares. Substantially all of the 23.2 million shares outstanding are eligible for sale in the public market. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	actual or anticipated results of our clinical trials;

•	actual or anticipated regulatory approvals of our products or of competing products;

Risk factors

•	changes in laws or regulations applicable to our products;

•	changes in the expected or actual timing of our development programs;

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations by us, our collaborators or our competitors;

•	new products or services introduced or announced by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in the biotechnology and pharmaceutical industries;

•	changes in the market valuations of similar companies;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	the loss of a collaborator, including Veridex;

•	developments concerning our collaborations;

•	trading volume of our common stock; and

•	sales of our common stock by us or our stockholders.

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

As of March 31, 2005, options to purchase 3,044,562 shares of our common stock and warrants to purchase 42,169 shares of our common stock were outstanding. As of March 31, 2005, an aggregate of 160,000 shares had been granted subject to restricted stock grants under our Equity Compensation Plan, all of which remain outstanding but subject to restrictions under the Equity Compensation Plan. A total of 1,253,425 of the outstanding options and warrants are “in the money” and exercisable as of March 31, 2005. “In the money” means that the current market price of the common stock is above the exercise price of the shares subject to the warrant or option. The issuance of common stock upon the exercise of these options and warrants could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

If the price and volume of our common stock experience fluctuations, this could lead to costly litigation for us.

Because we have a limited operating history and operate within the medical devices and diagnostic products segments of the

Risk factors

pharmaceutical and biotechnology industries, our stock price is likely to be volatile. The market price of our common stock may fluctuate substantially due to a variety of factors, including:

•	results of our clinical trials related to developing multiple indications for our cancer diagnostic products, such as those related to colorectal, lung or other solid tissue cancers, or expanding the applications of our technologies to fields of medicine other than cancer, such as cardiovascular and infectious diseases;

•	changes in reimbursement policies concerning the diagnostic products that we or our competitors offer;

•	media reports and publications and announcements about cancer or diagnostic products or new cancer treatments or innovations that could compete with our products;

•	announcements concerning our competitors or the medical devices and diagnostic products segments in general;

•	new regulatory pronouncements, changes in regulatory guidelines, such as adverse changes in reimbursement for cancer diagnostic products, and timing of regulatory approvals concerning the products in our pipeline;

•	market conditions or trends related to the medical diagnostics and biotechnology industries or the market in general;

•	additions to or departures of our key personnel, in particular, the loss of Edward L. Erickson, our Chief Executive Officer, Byron D. Hewett, our President and Chief Operating Officer, Leon W.M.M. Terstappen, our Chief Scientific Officer, and James G. Murphy, our Chief Financial Officer;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	changes in financial estimates or recommendations by securities analysts;

•	variations in our quarterly financial and operating results; and

•	changes in accounting principles.

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

Risk factors

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

In addition, Section 203 of the General Corporation Law of the State of Delaware, as amended, or the Delaware General Corporation Law limits business combination transactions with 15 percent stockholders that have not been approved by our board of directors. These provisions and others could make it difficult for a third party to acquire us, or for members of our board of directors to be replaced, even if doing so would be beneficial to our stockholders. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace the current management team. If a change of control or change in management is delayed or prevented, holders of our common stock may lose an opportunity to realize a premium on their shares of common stock or the market price of our common stock could decline.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Change in internal control over financial reporting. No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

IMMUNICON CORPORATION

Date: May 12, 2005	By:	EDWARD L ERICKSON
Edward L. Erickson
Chairman of the Board and Chief Executive Officer
(Principal executive officer)

Date: May 12, 2005	By:	JAMES G. MURPHY
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