Form 10-Q
period 2005-06-30
IMMUNICON CORP
filed 2005-08-11
CIK 1083132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2005

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

As of August 5, 2005, there were 27,488,309 shares of Common Stock, $0.001 par value, outstanding.

IMMUNICON CORPORATION

INDEX

		Page Number

PART I.	FINANCIAL INFORMATION	3

Item 1.	Condensed Consolidated Financial Statements (Unaudited):	3

	Condensed Consolidated Balance Sheets: June 30, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Operations: Three and six months ended June 30, 2005 and 2004 and for the period from August 25, 1983 (date of inception) to June 30, 2005	4

	Condensed Consolidated Statements of Cash Flows: Six months ended June 30, 2005 and 2004 and for the period from August 25, 1983 (date of inception) to June 30, 2005	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION	45

Item 4.	Submissions of Matters to Vote by Shareholders	45

Item 6.	Exhibits	45

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

Immunicon Corporation and Subsidiaries (A Development Stage Company)

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except for share and per share amounts)

	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$39,885	$27,552
Short-term investments	17,430	25,551
Accounts receivable	127	255
Receivable from related party	335	249
Inventory	2,714	1,076
Prepaid assets	718	591
Other current assets	217	509

Total current assets	61,426	55,783

Property and equipment, net	5,843	4,380
Long-term investments	—	530
Other assets	341	371

Total assets	$67,610	$61,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,961	$3,012
Accounts payable	1,481	840
Payable from related party	313	229
Current portion of deferred revenue	1,625	1,398
Accrued expenses	3,702	3,263

Total current liabilities	10,082	8,742

Long-term debt, less current portion	3,053	2,587

Deferred revenue	625	897

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value –100,000,000 authorized, 27,486,643 and 23,165,741 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	27	23
Additional paid in capital	162,083	142,670
Deferred stock-based compensation	(2,558)	(2,345)
Accumulated other comprehensive income	14	29
Deficit accumulated during the development stage	(105,716)	(91,539)

Total shareholders’ equity	53,850	48,838

Total liabilities and shareholders’ equity	$67,610	$61,064

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

Three and six months ended June 30, 2005 and 2004, and for the period from August 25, 1983

(date of inception) to June 30, 2005

(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from August 25, 1983 (date of inception) to June 30, 2005
	2005	2004	2005	2004
Revenue:
Revenue from related party	$616	$48	$1,195	$192	$6,502
Product revenue	267	—	517	—	775
Other revenue	52	13	102	26	4,016

Total revenue	935	61	1,814	218	11,293

Cost of goods sold	636	—	810	—	1,156

Gross margin	299	61	1,004	218	10,137

Expenses:
Research and development	5,543	5,887	11,485	11,128	89,224
General and administrative	2,032	1,484	4,017	2,667	28,521

Total operating expenses	7,575	7,371	15,502	13,795	117,745

Operating loss	(7,276)	(7,310)	(14,498)	(13,577)	(107,608)

Other income from related party	—	—	—	—	250

Interest and other income	278	159	566	221

Interest expense	(120)	(168)	(245)	(331)

Interest income (expense), net	158	(9)	321	(110)	1,642

Net loss attributable to common stockholders	$(7,118)	$(7,319)	$(14,177)	$(13,687)	$(105,716)

Net loss per common share – basic and diluted	$(0.30)	$(0.39)	$(0.61)	$(1.42)

Weighted average common shares outstanding – basic and diluted	23,400,532	18,673,011	23,309,339	9,631,102

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30, 2005 and 2004, and for the period from

August	25, 1983 (date of inception) to June 30, 2005

(in thousands)

	Six Months Ended June 30,		Period from August 25, 1983 (date of inception) to June 30, 2005
	2005	2004
Operating activities:
Net loss	$(14,177)	$(13,687)	$(105,716)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	974	690	7,117
Interest expense on warrants	3	18	130
Loss on disposal of property and equipment	18	—	22
Compensation expense related to the issuance of stock, stock options and warrants	795	676	3,521
Change in:
Accounts receivable	128	(7)	(123)
Receivable from related party	(86)	(317)	(247)
Inventory	(1,638)	—	(2,714)
Prepaid expenses and other	(126)	(407)	(885)
Other assets	290	241	(1092)
Accounts payable	641	361	1,481
Payable to related party	84	—	313
Accrued expenses	273	(4)	4,273
Deferred revenue	(45)	951	2,239

Net cash used in operating activities	(12,866)	(11,485)	(91,681)

Investing activities:
Purchase of investments	(18,458)	(1,508)	(111,017)
Proceeds from maturities of investments	27,051	—	93,050
Cash proceeds from disposals of property and equipment	—	—	1
Purchases of property and equipment	(2,375)	(1,190)	(12,390)

Net cash provided by (used in) investing activities	6,218	(2,698)	(30,356)

Financing activities:
Proceeds from term debt	2,289	1,489	19,991
Proceeds from sale of preferred stock	—	—	84,115
Proceeds from sale of common stock, net of issuance costs	18,169	49,427	69,262
Proceeds from exercise of stock options and warrants	406	442	1,621
Loan for stock options		19	19
Loan issue fees	5	—	(122)
Payments on term debt	(1,873)	(1,711)	(12,978)

Net cash provided by financing activities	18,996	49,666	161,908

Effect of exchange rate changes on cash	(15)	—	14
Net increase in cash and cash equivalents	12,348	35,483	39,871
Cash and cash equivalents, beginning of period	27,552	30,601	—

Cash and cash equivalents, end of period	$39,885	$66,084	$39,885

Supplemental cash flow information:
Cash paid for interest	$465	$286

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Notes to Condensed Consolidated Unaudited Financial Statements

(1) Background and basis of presentation

The accompanying unaudited condensed consolidated financial statements of Immunicon Corporation and its subsidiaries (“we,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Form 10-Q General Instructions and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position at June 30, 2005 and results of operations and cash flows for the three and six month periods ended June 30, 2005 and 2004 and for the period from inception to June 30, 2005. Certain items have been reclassified to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of results to be expected for the full year.

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

We have generated limited revenues from product sales and have incurred substantial losses since our inception. We anticipate incurring additional losses over at least the next several years and such losses may increase as we expand our research and development activities. Accordingly, we are considered to be in the development stage as of June 30, 2005, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. Although our initial cancer diagnostic products have been launched, we have not yet generated a significant amount of revenue from the sales of these products. We believe that we will need to demonstrate that we can generate substantial and sustainable revenue, particularly reagent revenue, in order to consider ourselves a fully operational company.

On June 29, 2005, we sold 4.1 million shares of our common stock at $4.75 per share and received total proceeds of $19.7 million and net proceeds of $18.0 million, net of fees and other expenses. These shares were sold pursuant to a shelf registration statement filed in May 2005.

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

We will need substantial financing to fund our operations and to continue developing our product candidates for sale. There can be no assurance that such financing will be available when we need it. Our operations are subject to certain additional risks and uncertainties including, among others, dependence on Veridex, LLC (“Veridex”), a Johnson & Johnson company, to market our cancer diagnostic product candidates, the uncertainty of product development (including clinical trial results and further development of new instrument and reagent products), regulatory clearance and approval, supplier and manufacturing dependence, competition, reimbursement availability, our dependence on exclusive licenses and other relationships, uncertainties regarding patents and proprietary rights, dependence on key personnel and other risks related to governmental regulations. We believe, however, that cash and cash equivalents available at June 30, 2005 will be sufficient to maintain operations through at least June 30, 2006.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 151 Inventory Costs—an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires all entities to allocate overhead costs to inventory based on a calculation of normal manufacturing capacity. The Statement notes that this calculation “is difficult because of the variety of considerations encountered in the allocation of costs and charges.” This statement is effective for the first fiscal year beginning after June 15, 2005. We will adopt SFAS No. 151 beginning with the first quarter of fiscal 2006. We are currently evaluating the impact of the adoption of this statement will have on our consolidated financial statements.

In December 2004, the FASB, issued SFAS, No. 123(R), “Share Based Payment”. SFAS No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share based payment transactions with employees. This statement is effective for the first fiscal year beginning after June 15, 2005. We will adopt SFAS No. 123(R) beginning with the first quarter of fiscal 2006. Adoption of the statement will require us to record compensation expense relating to the issuance of employee stock options. Currently, we follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of our stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. We are currently evaluating the impact of the adoption of this statement will have on our consolidated financial statements.

(2) Accounting for stock-based compensation

We account for stock-based compensation based on the provisions of APB No. 25, Accounting for Stock Issued to Employees, which states that, for fixed plans, no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of our common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of our common stock at the grant date, the difference between the fair value of our common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense on a straight-line basis over the vesting period of the stock option. We have adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) and SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123 (“SFAS No. 148”), which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

Had compensation cost for our stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method required by SFAS No. 123, we would have reported the pro forma net loss amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net loss, as reported	$(7,118)	$(7,319)	$(14,177)	$(13,687)
Add: Stock-based compensation expense included in reported net loss	444	275	795	676
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(707)	(356)	(1,340)	(798)

Pro forma net loss	$(7,381)	$(7,400)	$(14,722)	$(13,809)

Net loss per share - basic and diluted as reported	$(0.30)	$(0.39)	$(0.61)	$(1.42)

Pro forma net loss per share - basic and diluted	$(0.32)	$(0.40)	$(0.63)	$(1.43)

The fair value of each option is estimated on the date of grant using the fair value method with the following weighted average assumptions: risk-free interest rate of 3.8% and 3.8% and volatility rate of 61.9% and 72.3% for the periods ended June 30, 2005 and 2004, respectively; an expected life of five years and a dividend yield of zero for all periods presented. Stock compensation arrangements with non-employees are accounted for in accordance with SFAS No. 123, as amended by SFAS No. 148, and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

(3) Net loss per share

Basic and diluted net loss per common share is calculated in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB No. 98”). Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented. Fully diluted shares outstanding for the three months ended June 30, 2005 and 2004 would have been 24,666,247 and 20,579,881, respectively. Fully diluted shares outstanding for the six months ended June 30, 2005 and 2004 would have been 24,707,218 and 11,553,399, respectively.

The following table sets forth the computation of net income (numerator) and shares (denominator) for earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Numerator:
Net loss	$(7,118)	$(7,319)	$(14,177)	$(13,687)

Denominator:
Weighted average shares outstanding used for basic income per share	23,401	18,673	23,309	9,631
Common stock equivalents	—	—	—	—

Weighted average shares outstanding used for diluted income per share	23,401	18,673	23,309	9,631

(4) Inventory

Inventory consisted of the following:

(in thousands)	June 30, 2005	December 31, 2004
Raw materials	$1,413	$976
Work-in-process	615	—
Finished goods	686	100

Inventory	$2,714	$1,076

(5) Property and equipment

Property and equipment consisted of the following:

(in thousands)	June 30, 2005	December 31, 2004
Laboratory equipment	$2,240	$1,844
Office furniture and equipment	1,123	945
Leasehold improvements	5,452	4,139
Manufacturing equipment	781	688
Computer equipment	1,161	1,634

Property and equipment, gross	10,757	9,250
Less Accumulated depreciation	(4,914)	(4,870)

Property and equipment, net	$5,843	$4,380

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Depreciation expense was $473,000 and $353,000 for the three months ended June 30, 2005 and 2004, respectively; and $893,000 and $681,000 for the six months ended June 30, 2005 and 2004, respectively.

(6) Accrued expenses

Accrued expenses consisted of the following:

(in thousands)	June 30, 2005	December 31, 2004
Salary–related expense	$835	$777
Clinical research and trial costs	1,366	943
Contracted research costs	238	91
Accrued interest	—	222
Accounting and legal fees	246	142
Leasehold improvements	161	331
Other	856	757

Accrued expenses	$3,702	$3,263

(7) Debt

As of June 30, 2005 we had an aggregate of $6.0 million of bank debt outstanding with two lending institutions, $2.5 million to Silicon Valley Bank, or SVB, and $3.5 million to General Electric Capital Corporation, or GE, as described below. The carrying value of long-term debt is as follows:

(in thousands)	June 30, 2005	December 31, 2004
SVB credit facility	$2,463	$2,170
GE credit facility	3,551	3,411
Other	—	18

	6,014	5,599
Less: current portion of long-term debt	(2,961)	(3,012)

Long–term debt	$3,053	$2,587

As of June 30, 2005 and 2004, interest rates in effect for outstanding obligations under the credit facilities ranged from 6.5% to 9.61% and 6.75% to 9.25%, respectively.

All of the credit facilities are subject to certain covenants, including maintaining a minimum level of earnings before interest, taxes, depreciation and amortization, as defined in the loan agreement, maintaining a minimum percentage of our cash available for investing with the lending institution, and providing audited financial statements within 120 days after the close of the fiscal year. We were in compliance with all covenants for the three and six month periods ended June 30, 2005 and 2004. As of June 30, 2005, we had $10.0 million and $4.1 million in available credit under our SVB and GE credit agreements, respectively. The availability under our SVB credit facility expires on December 31, 2005 and availability on our GE credit facility expires October 31, 2005. We are currently in discussions with both lending institutions to extend the availability of each credit facility but there can be no assurance that we will be successful in extending the availability of either credit facility.

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

Immunicon Corporation and Subsidiaries (A Development Stage Company)

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

In June 2005 we announced that we, along with the Fox Chase Cancer Center were awarded a Small Business Technology Transfer grant totaling approximately $587,000 by the National Institutes of Health (“NIH”). The grant may provide approximately $1.1 million over two years. The NIH grant is intended to fund the development of a new strategy to actively monitor the effectiveness of cancer drugs in clinical trials.

(9) Shareholders’ equity

In June 2005, we received net proceeds, after underwriting discount and other expenses, of $18.0 million from the sale of 4,137,902 shares of our common stock, pursuant to our effective shelf registration statement filed in May 2005. The shares were sold to certain institutional investors at $4.75 per share.

On January 28, 2005, our board of directors made restricted stock grants to two of our officers. We granted 100,000 restricted shares to our Senior Vice President – Research and Development and 60,000 restricted shares to our Senior Vice President – Finance and Administration and Chief Financial Officer. The shares underlying both grants will fully vest on the third anniversary of the date of grant. If either of the officer’s employment terminates for any reason before the restricted stock is fully vested, except as provided by the officer’s Change of Control Agreement with us, the shares of restricted stock that are not then vested shall be forfeited. If the provisions of the officer’s Change of Control Agreement are triggered then the restricted stock shall vest in accordance with the officer’s Change of Control agreement. The restricted stock grant had a fair market value of $979,000 as of the close of business on January 28, 2005. Compensation related to the grant is recorded as deferred stock based compensation and recognized over the three year service period. As of June 30, 2005, we had recognized $136,000 as compensation expense related to these two grants in the Condensed Consolidated Statement of Operations.

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

We have earned a total of $6,167,000 in license and milestone payments under the terms of the Development Agreement from August 1, 2000 to June 30, 2005. During the period from August 1, 2000 until December 31, 2003, we received $4.0 million and recognized the entire amount as license revenue from related party during that period.

We were paid a total of $1,833,000 in license and milestone payments during 2004. These payments will be recognized as revenue over the estimated product development period for the corresponding product, which we estimated will end at various points through June 30, 2008.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

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

In March 2005, we and Veridex agreed that we had successfully completed the criteria for another development milestone relating to the enrollment of the first patient into the bone marrow study. Veridex has paid us $334,000 for this milestone. We will recognize this receipt as revenue over the estimated life of the bone marrow study which we estimate will conclude in the second quarter of 2006.

We recognized $300,000 and $31,000 as milestone and other license related revenue in the three months ended June 30, 2005 and 2004, respectively and $559,000 and $63,000 for the six months ended June 30, 2005 and 2004, respectively. As of June 30, 2005 and December 31, 2004, we had receivables from Veridex of $335,000 and $249,000, respectively and payables to Veridex of $313,000 and $229,000, respectively. These receivables are recorded in “Receivable from related party” and the payables are recorded in “Payable from related party” in the consolidated balance sheet.

We recognized revenue for the sale of eight instrument systems in the first half of 2005, of which four instrument systems were for Veridex. We sold an instrument system to Veridex in the first half of 2004 and recognized revenue of $103,000. This revenue is recorded in “Revenues from related party” in the consolidated statement of operations.

In August 2003, we sold 80,000 shares of Series F Preferred Stock and entered into a License and Supply Agreement (“License and Supply Agreement”) with another company. We received $400,000 in proceeds for the combined transaction. Because shares of our Series F Preferred Stock were valued at $4.00 per share in a similar transaction, the same value was applied to the shares in this transaction. The amount above the $4.00 per share value of the shares of our Series F Preferred Stock was deemed attributable to the License and Supply Agreement and recorded as deferred license revenue. We recorded this $80,000 premium as deferred license revenue and are amortizing it into income over the two year period of the exclusive supply arrangement with this company. The unamortized deferred license revenue related to this arrangement amounted to $21,000, and $20,000 as of June 30, 2005 and 2004, respectively. We recognized revenue of $11,000 and $10,000 related to the arrangement for the three months ended June 30, 2005 and 2004, respectively, and recorded it as “Revenue from related party” in the consolidated statement of operations.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

The following table shows the revenue from related parties recognized for the three and six month periods ended June 30, 2005 and 2004:

Revenue from related parties: (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Contract revenue from related party	$311	$42	$580	$83
Product revenue from related party	305	6	615	109

	$616	$48	$1,195	$192

(11) Supplemental expense information

The supplemental expense information below provides additional information about the amounts shown as research and development expenses and general and administrative expenses in the accompanying statements of operations:

Research and development expenses

Research and development expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Salaries, benefits and taxes	$3,050	$2,347	$6,065	$4,696
Laboratory supplies and expenses	54	1,243	498	2,373
Instrument development costs	129	131	385	323
Clinical trial expenses	1,042	481	1,959	880
Contracted research costs	163	470	446	782
Depreciation expense	423	283	759	545
Insurance expense	182	187	378	234
All others	500	745	995	1,295

	$5,543	$5,887	$11,485	$11,128

General and administrative expenses

General and administrative expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Salaries, benefits and taxes	$1,073	$808	$2,156	$1,466
Depreciation	50	71	134	136
Legal and professional fees	511	323	940	617
Insurance expense	41	44	85	54
All other expenses	357	238	703	394

	$2,032	$1,484	$4,017	$2,667

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information contained in this quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often preceded by words such as “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “assume,” “will” and similar expressions. We caution investors not to place undue reliance on the forward-looking statements contained in this report. Forward-looking statements included in this report relate to financing and capital needs and resources, product development, regulatory submissions to the FDA, our relationship with Twente University, our relationship with Veridex, research, development and sales-based milestones and related payments from Veridex, expansion of research and development activities and increases in research and development costs, instrument system and platform improvement activities and costs, expansion of clinical trials and related costs, use of IPO net proceeds and other funds, and other statements regarding matters that are not historical facts. Forward-looking statements speak only as of the date of this report, reflect management’s current expectations and involve certain factors, such as risks and uncertainties, that may cause actual results to be far different from those suggested by our forward-looking statements. These factors include, but are not limited to, risks associated with our dependence on Veridex; our capital and financing needs; research and development and clinical trial expenditures; commercialization of our product candidates; our ability to use licensed products and to obtain new licenses from third parties; our ability to manage growth; making regulatory submission and obtaining necessary regulatory approvals or clearances; reliance on third party manufacturers and suppliers; reimbursement by third party payors to our customers for our products; compliance with applicable manufacturing standards; the ability to earn license and milestone payments under our agreement with Veridex; retaining key management or scientific personnel; delays in the development of new products or to planned improvements to our products; effectiveness of our products compared to competitors’ products; protection of our intellectual property and other proprietary rights; conflicts with the intellectual property of third parties; product liability lawsuits that may be brought against us; labor, contract or technical difficulties; competitive pressures in our industry; other risks and uncertainties discussed under the caption “Factors That may Affect Future Results” and elsewhere in this report; and other risks and uncertainties, as may be detailed from time to time in our public announcements and SEC filings.

We do not intend to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements other than as required under the federal securities laws.

OVERVIEW

Our business principally involves the development, manufacture, marketing and sale of proprietary cell- and molecular-based diagnostic and research products with a primary focus on cancer. We believe that our products can provide significant clinical benefits by giving physicians better information to understand, treat, monitor and diagnose cancer. Our technologies can identify, count and characterize a small number of circulating tumor cells, or CTC, and other rare cells present in a blood sample from a patient. Our collaborator, Veridex, LLC, or Veridex, a Johnson & Johnson company, received 510(k) clearance from the Food and Drug Administration, or FDA, in January 2004 for use of the Veridex CellSearch™ Circulating Tumor Cell Kit, which incorporates our technologies, in the management of metastatic breast cancer (breast cancer that has spread beyond the primary breast tumor). In August 2000, we entered into a development, license and supply agreement with Ortho-Clinical Diagnostics, or OCD, a Johnson & Johnson company, which subsequently assigned all rights and obligations under the agreement to Veridex, also a Johnson & Johnson company. Under the terms of this agreement, we granted to Veridex a worldwide exclusive license within the field of cancer to commercialize cell analysis products incorporating our technologies.

In August 2004 we announced that the CellSearch Circulating Tumor Cell Kit, Immunicon CellTracks AutoPrep System, and Immunicon CellSpotter Analyzer were released for sale for in vitro diagnostic, or IVD, use in metastatic breast cancer. In June 2005 we announced the release for sale of our second generation cell analysis instrument, the CellTracks Analyzer II. Our products are currently being sold to hospitals, reference laboratories, clinical research organizations (CROs), and pharmaceutical and biotechnology companies and other customers under the terms of our agreement with Veridex, and have been shipped to sites in the US, Europe and Japan. As of June 30, 2005, we had shipped 29 cell analyzers (4 CellTracks Analyzer IIs and 25 CellSpotter Analyzers) and 28 CellTracks AutoPrep instruments and recognized revenue from the sale of 19 cell analyzers and 19 CellTracks AutoPrep instruments. Our recognition of revenue related to instrument shipments is typically delayed for a period of several months due to final evaluation of these systems at customer locations.

Our products are primarily intended for use as an integrated system, consisting of kits containing reagents for use with our instruments and other system components that enable scientists, physicians and laboratories to collect, isolate,

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We were incorporated in 1983. Since our inception, we have focused our activities on product development and life science research. In March 1999, we obtained $10.6 million in financing from the sale of our convertible preferred stock. As a result, we substantially increased investment in our cancer-related products and technologies, hired additional key management team members and redefined our business strategy. Since 1999, we have devoted substantially all of our efforts to the development of our cell analysis platforms and diagnostic tools for application in cancer. We completed the initial public offering, or the IPO, of shares of our common stock on April 21, 2004. In the IPO, we sold 6.9 million shares of our common stock, including the underwriters’ over allotment option, at $8.00 per share and received proceeds of $49.4 million, net of fees and expenses. On June 29, 2005, we sold 4.1 million shares of our common stock at $4.75 per share and received $18.0 million, net of fees and other expenses. These shares were sold pursuant to a shelf registration statement filed in May 2005.

We are a development stage company and have incurred losses in the last five fiscal years. As of June 30, 2005, we had an accumulated deficit of $105.7 million. We expect to incur substantial losses, which may increase over the next several years as we:

•	conduct clinical trials to expand the uses of our technologies in metastatic cancers other than metastatic breast cancer and to earlier stages of the disease in breast and other cancers;

•	incur costs to place our cell analysis systems with customers and to support other commercialization activities;

•	improve and support our manufacturing capability for instruments, bulk reagents, reagent kits and other consumable products; and

•	develop applications, including reagent and instrument products, based on our technologies for cancer and other diseases, such as cardiovascular, inflammatory and infectious diseases and for products to support drug development in cancer.

Although our initial cancer diagnostic products have been launched, we have not yet generated a significant amount of revenue from the sales of these products. We believe that we will need to demonstrate that we can generate substantial and sustainable revenue, particularly reagent revenue, in order to consider ourselves a fully operational company.

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

Commercialization of the first product under this Development Agreement occurred in August 2004. Beginning therewith, we became obligated to invest at least 10% of Veridex’s net sales from these products, excluding revenues from instrument sales, in certain research and development activities. However, beginning with the first calendar year after the amount of these net sales exceeds $250 million; we are only required to invest an amount equal to at least 8.5% of these net sales. We are also responsible for manufacturing reagents for CellSearch kits in bulk and delivering them to Veridex. We are responsible for all instrument manufacturing and certain ancillary products. We believe that we have manufacturing capacity available at our existing facilities to satisfy commercial demand through 2006. Veridex is responsible for filling and packaging costs for the reagents, as well as sales, marketing, distribution, customer and technical support and field service of our cancer products, including instrumentation. We have retained worldwide commercialization rights to all non-cancer applications of our technologies.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenues

We have not generated any significant product revenues since our inception. We initiated sales activities for instrument platforms and reagent kits for research use only, RUO, in the first quarter of 2004 and for in vitro diagnostic, or IVD, use in the third quarter of 2004. As of June 30, 2005, we had shipped 29 cell analyzers (4 CellTracks Analyzer IIs and 25 CellSpotter Analyzers) and 28 CellTracks AutoPrep instruments and recognized revenue from the sale of 19 cell analyzers and 19 CellTracks AutoPrep instruments, including four in the three months ended June 30, 2005. We have shipped instruments to customers in the USA, Europe and Japan. The recognition of revenue related to instrument shipments is typically delayed for a period of several months due to final validation and testing of these systems at customer locations.

We have earned a total of $6,167,000 in license and milestone payments under the terms of the Development Agreement from August 1, 2000 to June 30, 2005. During the period from August 1, 2000 until December 31, 2003, we received $4.0 million and recognized the entire amount as license revenue from related party during that period.

We were paid a total of $1,833,000 in license and milestone payments during 2004. These payments will be recognized as revenue over the estimated product development period for the corresponding product, which we estimated will end at various points through June 30, 2008.

In March 2005, we and Veridex agreed that we had successfully completed the criteria for another development milestone relating to the enrollment of the first patient into the bone marrow study. Veridex has paid us $334,000 for this achievement. We will recognize this receipt as revenue over the estimated life of the bone marrow study, which we estimate will conclude in the second quarter of 2006.

We recognized $300,000 and $559,000 as milestone and license revenue from Veridex in the three and six month periods ended June 30, 2005, respectively and $31,000 and $63,000 for the three and six month periods ended June 30, 2004, respectively.

As of June 30, 2005, we can earn up to an additional $4.3 million in license revenue from Veridex for research-related milestones. We estimate that we will earn these license revenues from research milestones over the next three to five years. Therefore, we expect that the trend of license revenue will fluctuate. Also, we expect to continue to invest significant amounts in research and development, particularly in clinical trials and manufacturing development and therefore we do not believe that these expenses will correspond to the periods wherein which we expect to earn the milestone revenue referenced above.

Under the Development Agreement with Veridex, we also can earn up to $10.0 million in revenue for achieving defined sales targets. Our agreement with Veridex provides for payments to us by Veridex of $2.0 million, $3.0 million and $5.0 million in the first year that sales recognized by Veridex of the CellSearch reagent products to third parties, excluding sales of instruments, reach $250 million, $500 million and $1 billion, respectively. We do not estimate that we will reach any of these sales targets until at least 2008 and therefore do not anticipate earning any sales-based milestone revenues until then.

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

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are responsible for making royalty payments of 1% of sales of our reagents incorporating intellectual property licensed to us under a license agreement with the University of Texas.

We expense research and development costs as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and proprietary technologies. We expect to continue to incur significant costs for clinical research and for trials and to make investments to improve our instrument platforms and reagents. From inception through June 30, 2005, we have incurred $89.2 million in total research and development expenses, the majority of which relate to our cell-based research and diagnostic products.

General and administrative expenses

Our general and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services. From inception through June 30, 2005, we incurred $28.5 million in general and administrative expenses.

Stock-based compensation expenses

Stock-based compensation expense, which is a non-cash charge to expenses, results from stock option grants to employees at exercise prices below the fair value of the underlying common stock resulting in our recording stock-based compensation expense associated with such grants. Stock-based compensation expense also is recorded for stock option and warrant grants to non-employees and for restricted stock grants provided to directors and advisors in lieu of cash compensation. We amortize the deferred stock-based compensation to operating expenses over the vesting periods of the options and grants, subject to adjustment for forfeiture during the vesting period. Since our inception, we recognized $6.0 million in deferred stock-based compensation expense. For the period from inception through June 30, 2005, we have recognized cumulative stock-based compensation expense of $3.5 million.

Interest income and expense

Interest income consists of interest earned on our cash, cash equivalents and investments. Investment holdings as of June 30, 2005 consist primarily of mortgage back notes, federal agency notes and investment grade debt securities. We have the intent and the ability to hold all of our debt securities until maturity and have recorded them at amortized cost. Interest expense consists of interest incurred on debt financings.

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

We have a portfolio of issued patents and patent applications, which we believe provides patent coverage for our proprietary technologies and products. As of July 31, 2005, our intellectual property estate consisted of 57 issued patents, 132 pending patent applications, 11 registered trademarks and 17 pending trademarks registrations.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In accordance with the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure about Critical Accounting Policies, we have determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. There were no significant changes to our critical accounting policies during the three months ended June 30, 2005.

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

In accordance with SAB No.104, up-front non-refundable license fees are recorded as deferred revenue and recognized over the estimated development period. Since August 2000, we have received $6.2 million in license and milestone payments from Veridex. License and milestone payments are deferred and amortized on a straight-line basis over the product development period as defined for each specific product. Amounts received as reimbursement for research and development expenses are recorded as a reduction in research and development expense as the related costs are incurred.

Inventory capitalization

In August 2004, we initiated sales for in vitro diagnostic use of our initial cancer diagnostic products which had received FDA clearance in January 2004. We determined that this represented the initiation of the commercialization of our products. We completed our first instrument sale to a third party laboratory customer during the fourth quarter of 2004. Therefore, effective October 1, 2004 we adopted a policy for capitalizing inventory and recognizing cost of sales. Prior to October 1, 2004, all costs associated with manufacturing were included in research and development expenses. In the fourth quarter of 2004, we began to capitalize in inventory the cost of manufactured products for commercial sale and to expense such costs as cost of products sold at the time of sale. However, as we sell that portion of our existing inventory that had previously been expensed as part of research and development

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

expenses, there will be a period of time where we will recognize manufacturing revenue with minimum corresponding cost. Therefore, we anticipate that our gross margin on sales of our instruments and reagents will fluctuate from quarter to quarter and will not be comparable between reporting periods during 2005.

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

Accounting for income taxes

We must make significant management judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At June 30, 2005, we recorded a full valuation allowance of $42.1 million against our net deferred tax asset balance, due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or if we adjust these estimates in future periods we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Development Stage Enterprise

Although our initial cancer diagnostic products have been launched, we have not yet generated a significant amount of revenue from the sales of these products. Our activities have consisted primarily of developing and licensing products, raising capital and recruiting personnel. Accordingly, we are considered to be in the development stage as of June 30, 2005, as defined by Statement of Financial Accounting Standards, or SFAS No. 7, Accounting and Reporting by Development Stage Enterprises.

RESULTS OF OPERATIONS

Three months ended June 30, 2005 and 2004

Revenue

We segregate revenue into product revenue, revenue from related party and other revenue. Revenue from related party is composed of license and milestone revenue, instrument and reagent product revenue and other revenue.

	Three Months Ended June 30,
Revenue (dollars in thousands)	2005	2004
Product revenue including product revenue from related party:
Instrument revenue:
Veridex	$219	$—
Other	239	—
Reagents and other product revenue:
Veridex	86	—
Other	28	18

Total product revenue	$572	$18
License and milestone revenue:
Veridex and other related party	311	41
Other revenue	52	2

Total revenue	$935	$61

We earned $572,000 in product revenue in the three months ended June 30, 2005 of which $305,000 was earned from Veridex, a related party. Instrument revenue was $458,000 and reagent revenue was $114,000. Our CellSearch Circulating Tumor Cell Kit, CellSpotter Analyzer and CellTracks AutoPrep System were released for sale for in vitro diagnostic use in metastatic breast cancer in August 2004. Therefore, instrument and reagent revenue increased in 2005 compared to 2004.

License and milestone revenue from related party increased by $270,000 to $311,000 for the three months ended June 30, 2005 from $41,000 for the three months ended June 30, 2004. Since June 2004, we received $1.1 million in license and milestone receipts under our Development Agreement with Veridex. License and milestone receipts have been deferred and are amortized on a straight-line basis over the product development period as defined for each product.

In March 2005, we and Veridex agreed that we had successfully completed the criteria for another development milestone relating to the enrollment of the first patient into the bone marrow study and Veridex paid us $334,000. We will recognize this receipt as revenue over the estimated life of the bone marrow study, which we estimate will be completed in the second quarter of 2006.

In August 2003, we sold 80,000 shares of Series F Preferred Stock and entered into a License and Supply Agreement (“License and Supply Agreement”) with another company. We received $400,000 in proceeds for the combined transaction. Because shares of our Series F Preferred Stock were valued at $4.00 per share in a similar transaction, the same value was applied to the shares in this transaction. The amount above the $4.00 per share value of the shares of our Series F Preferred Stock was deemed attributable to the License and Supply Agreement and recorded as deferred license revenue. We recorded this $80,000 premium as deferred license revenue and we are amortizing it into income over the two year period of the exclusive supply arrangement with this company. We recognized revenue of $10,000 related to the arrangement and recorded it as “Revenue from related party” in the consolidated statement of operations for both of the three month periods ended June 30, 2005 and 2004.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the above, total revenue increased by $874,000 to $935,000 in the three months ended June 30, 2005 compared to $61,000 in the corresponding period in 2004.

Costs of goods sold

Costs of goods sold increased to $636,000 in the three months ended June 30, 2005 from zero in the corresponding period in 2004. We began capitalizing inventory and recognizing the corresponding cost of goods sold in October 2004 after the launch of our initial IVD products. Instrument costs of goods sold was $583,000 and reagent costs of goods was $53,000 for the three months ended June 30, 2005. The instrument cost of goods sold includes anticipated warranty service costs and other costs related to initial installation.

	Three Months Ended June 30,
	2005	2004
Instruments:
Revenue	$458	$—
Cost of goods sold	583	—

Gross profit (loss)	$(125)	$—

Reagents:
Revenue	$114	$18
Cost of goods sold	53	—

Gross profit	$61	$18

Research and development expenses

Research and development expenses decreased by $344,000, or 5.8%, to $5.5 million in the second quarter of 2005 from $5.9 million in the corresponding quarter in 2004. Salary and salary-related costs were $3.0 million in the second quarter of 2005 compared to $2.3 million in the corresponding quarter in 2004. This increase of $0.7 million or 29.9% is due principally to higher staff levels necessary to complete the development of the initial instrument systems and the CellTracks Analyzer II and to complete the development of our CellSearch kit which were launched for in vitro diagnostic use in August 2004. We hired additional personnel during the second half of 2004 to support the commercial launch of our initial products, to support clinical development for clinical trials initiated to monitor metastatic colorectal and metastatic prostate cancer, to expand applications of our cancer diagnostic technology and to expand uses of our technology beyond cancer to other disease states. The portion of stock-based compensation expenses recognized as part of research and development salaries was $342,000 in the second quarter of 2005 versus $180,000 in the second quarter of 2004.

Laboratory supplies and expenses were $54,000, or $1.2 million lower, in the second quarter of 2005 than in 2004. As of October 1, 2004 we began capitalizing inventory. Prior thereto we had recorded all inventory related costs as part of laboratory supplies and expenses. The costs incurred in the three months ended June 30, 2004 were initial inventory purchases made in preparation for product launch but recorded as laboratory supplies and expenses. These purchases in 2005 were capitalized as inventory costs.

Clinical trial expenses increased in the second quarter of 2005 by $561,000 to $1.0 million from $481,000 in the second quarter of 2004. In the second half of 2004, we initiated a clinical trial for the monitoring of metastatic colorectal cancer. In January 2005 based on encouraging interim data we decided to increase the number of patients to be included in the trial from the original trial size of 200 patients up to 400. We increased our enrollment efforts in order to attempt to complete our patient accrual by December 31, 2005. Also, in October 2004, we initiated a pivotal clinical trial for the monitoring of metastatic prostate cancer, which we believe, if successful, should result in a regulatory submission to the FDA. We anticipate that this level of clinical trial expenditures will continue for the remainder of 2005 and beyond in order to expand the uses of our technology to other cancers, to earlier stages of the cancer disease state and to other disease states where our technology may represent an improvement over current diagnostic techniques.

Contracted research costs were $307,000 lower in the second quarter of 2005 than in the second quarter of 2004. We incurred higher costs associated with manufacturing validation efforts in the second quarter of 2004 as we prepared for the launch of our initial IVD products in August 2004. Therefore, these expenses were not as high in the second quarter of 2005.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depreciation expense increased in the second quarter of 2005 by $140,000 to $423,000 from $283,000 in the second quarter of 2004. This increase is related primarily to capital expenditures for equipment and facilities related costs incurred in preparation for the launch of our initial commercial products.

A summary of the principal components of our research and development costs for the three months ended June 30, 2005 and 2004 are shown below:

	Three months ended June 30,
Research and development expenses	2005	2004
	(in thousands)
Salaries, benefits and taxes	$3,050	$2,347
Laboratory supplies and expenses	54	1,243
Instrument development costs	129	131
Clinical trial expenses	1,042	481
Contracted research costs	163	470
Depreciation expense	423	283
Insurance expense	182	187
All others	500	745

Total research and development expenses	$5,543	$5,887

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

General and administrative expenses

General and administrative expenses increased by $549,000, or 37.0%, to $2.0 million in the second quarter of 2005 from $1.5 million in 2004. Salary-related costs increased by $265,000 in the second quarter of 2005, due principally to increases in personnel throughout the period from April 2004 through March 2005. The increase of $500,000 is attributable to staff increases related to commercialization activities as well as to costs related to public company filing and reporting requirements, the certification of our system of internal control related to the Sarbanes-Oxley Act and in support of operating activities.

Interest and other income

Interest and other income increased by $119,000, or 74.65%, to $278,000 in the quarter ended June 30, 2005 from $159,000 in the quarter ended June 30, 2004. The increase in interest income was primarily a result of an increase in average invested cash balances in 2005. Our increase in invested cash balances resulted from our IPO, which provided net cash proceeds of $49.4 million and was completed on April 21, 2004.

Interest expense

Interest expense decreased by $48,000, or 28.6%, to $120,000 for the second quarter of 2005 from $168,000 for second quarter of 2004. The decrease was due to lower average debt outstanding in the first quarter of 2005 compared to 2004.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stock-based compensation expenses

Stock-based compensation expenses were $444,000 and $275,000 for the second quarter ended June 30, 2005 and 2004, respectively. This increase was principally due to the restricted shares given to our two senior vice presidents in January of this year. We recognized these expenses as part of research and development expenses and general and administrative expenses as shown below.

	Three Months Ended June 30,
Stock-based compensation expenses included in:	2005	2004
	(in thousands)
Research and development expenses	$342	$180
General and administrative expenses	102	95

Total stock-based compensation expenses	$444	$275

Income taxes

We have incurred net operating losses since our inception and have consequently not paid any federal, state or foreign taxes. As of June 30, 2005, we had approximately $42.1 million of net operating loss carryforwards and approximately $3.7 million in research and development tax credit carryforwards available to offset future regular and alternative taxable income. If not utilized, these net operating loss carryforwards and tax credits will begin to expire in 2018. If we do not achieve profitability, we may lose our net operating loss carryforwards. In addition, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in our ownership occur. We are currently not subject to these limitations.

Net loss and net loss per common share

The net loss of $7.1 million in the second quarter of 2005 was $0.2 million, or 2.7%, lower than the loss of $7.3 million in the second quarter of 2004.

At the completion of our IPO on April 21, 2004, approximately 52.1 million preferred shares were converted into 15.5 million shares of common stock. As the result, the net loss per common share of $0.30 in the second quarter of 2005 was $0.09 per share lower than the loss per common share of $0.39 in the second quarter of 2004. Weighted average common shares outstanding during the three months ended June 30, 2005 were approximately 23.4 million compared to 18.7 million for the same period in 2004.

Six months ended June 30, 2005 and 2004

Revenue

We segregate revenue into product revenue, revenue from related party and other revenue. Revenue from related party is composed of license and milestone revenue, instrument and reagent product revenue and other revenue.

	Six Months Ended June 30,
Revenue (dollars in thousands)	2005	2004
Product revenue including product revenue from related party:
Instrument revenue:
Veridex	$441	$103
Other	479	—
Reagents and other product revenue:
Veridex	164	—
Other	48	18

Total product revenue	$1,132	$121
License and milestone revenue:
Veridex and other related party	580	83
Other revenue	102	14

Total revenue	$1,814	$218

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We earned $1.1 million in product revenue in the first half of 2005, of which $605,000 was earned from Veridex, a related party. Instrument revenue was $920,000 and reagent revenue was $212,000. Our instrument revenue increased because we sold eight instrument systems in the first half 2005 compared to one instrument system in the corresponding period in 2004. Included in the 2005 revenue is approximately $613,000 of product revenue with no corresponding cost of goods sold recognized in this period. As noted above we began capitalizing inventory as of October 1, 2004. The manufacturing costs for these products were previously expensed as research and development expense.

License and milestone revenue from related party increased by $497,000 to $580,000 for the first half of 2005 from $83,000 for the corresponding 2004 period. From August 1, 2000 to June 30, 2005, we received $6.2 million in license and milestone receipts under our Development Agreement with Veridex. License and milestone receipts have been deferred and are amortized on a straight-line basis over the product development period as defined for each specific product.

In March 2005, we and Veridex agreed that we had successfully completed the criteria for another development milestone relating to the enrollment of the first patient into the bone marrow study and Veridex paid us $334,000. We will recognize this receipt as revenue over the estimated life of the bone marrow study, which we estimate will be completed in the second quarter of 2006.

In August 2003, we sold 80,000 shares of Series F Preferred Stock and entered into a License and Supply Agreement (“License and Supply Agreement”) with another company. We received $400,000 in proceeds for the combined transaction. Because shares of our Series F Preferred Stock were valued at $4.00 per share in a similar transaction, the same value was applied to the shares in this transaction. The amount above the $4.00 per share value of the shares of our Series F Preferred Stock was deemed attributable to the License and Supply Agreement and recorded as deferred license revenue. We recorded this $80,000 premium as deferred license revenue and we are amortizing it into income over the two year period of the exclusive supply arrangement with this company. We recognized revenue of $21,000 and $20,000 related to the arrangement and recorded it as “Revenue from related party” in the consolidated statement of operations for the six month periods ended June 30, 2005 and 2004, respectively.

Therefore, total revenue increased by $1.6 million to $1.8 million in the six months ended June 30, 2005 as compared to $218,000 in the corresponding period in 2004.

Costs of goods sold

Costs of goods sold increased to $810,000 in the six months ended June 30, 2005 from zero in the corresponding period in 2004. We initiated the practice of recording costs of goods sold and capitalizing inventory in October 2004 after the launch of our initial IVD products.

Instrument cost of goods sold was $722,000 and reagent cost of goods was $88,000 for the six months ended June 30, 2005.

	Six Months Ended June 30,
	2005	2004
Instruments:
Revenue	$920	$103
Cost of goods sold	722	—

Gross profit	$198	$103

Reagents:
Revenue	$212	$18
Cost of goods sold	88	—

Gross profit	$124	$18

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Research and development expenses

Research and development expenses increased by $357,000, or 3.2%, to $11.5 million in the first half of 2005 from $11.1 million in the corresponding 2004 period. Salary and salary-related costs were $6.1 million in the first half of 2005 compared to $4.7 million in the corresponding 2004 period. This increase of $1.4 million or 29.2% is due principally to higher staff levels necessary to complete the development of certain instrument platforms and complete the development of our initial cancer monitoring test. We hired additional personnel during the second half of 2004 to support the commercial launch of our initial products, to support clinical development to expand applications of our cancer diagnostic technology and to expand uses of our technology beyond cancer to other disease states. The portion of stock-based compensation expenses recognized as part of research and development salaries was $617,000 in the first half of 2005 versus $461,000 in the first half of 2004.

Laboratory supplies and expenses were $498,000, or $1.9 million lower, in the first half of 2005 than in 2004. As of October 1, 2004 we began capitalizing inventory. Prior thereto, we had recorded all inventory related costs as part of laboratory supplies and expenses. The costs incurred in the first half of 2004 were initial inventory purchases made in preparation for product launch but recorded as laboratory supplies and expenses. These purchases in 2005 were capitalized as inventory.

Our instrument development costs increased by $62,000 to $385,000 in the first half of 2005 from $323,000 in the previous year’s corresponding period. This increase was a result of additional development expense related to the launch of the CellTracks Analyzer II in June of 2005.

Clinical trial expenses increased in the first half of 2005 by $1.1 million to $2.0 million from $900,000 in the first half of 2004. In the second quarter of 2004, we initiated a clinical trial for the monitoring of metastatic colorectal cancer. In January 2005, based on encouraging interim data we decided to increase the number of patients to be included in the trial from the original trial size of 200 patients up to 400. We increased our enrollment efforts in order to attempt to complete our patient accrual by December 31, 2005. Also, in October 2004, we initiated a pivotal clinical trial for the monitoring of metastatic prostate cancer, which we believe, if it is successful, should result in a regulatory submission to the FDA. We anticipate increasing our clinical trial expenditures in the remainder of 2005 and beyond in order to expand the uses of our technology to other cancers, to earlier stages of the cancer disease state and to other disease states where our technology may represent an improvement over current diagnostic techniques.

Contracted research costs were $335,000 lower in the first half of 2005 than in the first half of 2004. We incurred higher costs associated with manufacturing validation efforts in the first half of 2004 as we prepared for the launch of our initial in vitro diagnostic products in August 2004. Therefore, these expenses were not as high in the first quarter of 2005.

Depreciation expense increased in the first half of 2005 by $214,000 to $759,000 from $545,000 in the first half of 2004. This increase is primarily related to capital expenditures for equipment and facilities related costs incurred in preparation for the launch of our initial commercial products.

Insurance expenses increased by $144,000 in the first half of 2005 over the same period in 2004 related principally to allocated costs of directors and officers liability insurance which increased as a result our completion of our IPO in April 2004.

A summary of the principal components of our research and development costs for the six months ended June 30, 2005 and 2004 are shown below:

	Six months ended June 30,
Research and development expenses	2005	2004
	(in thousands)
Salaries, benefits and taxes	$6,065	$4,696
Laboratory supplies and expenses	498	2,373
Instrument development costs	385	323
Clinical trial expenses	1,959	880
Contracted research costs	446	782
Depreciation expense	759	545
Insurance expense	378	234
All others	995	1,295

Total research and development expenses	$11,485	$11,128

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General and administrative expenses

General and administrative expenses increased by $1.3 million, or 50.6%, to $4.0 million in the first half of 2005 from $2.7 million in 2004. Salary-related costs increased by $690,000 in the first half of 2005, due principally to increases in personnel throughout the period from April 2004 through March 2005. The increase is attributable principally to staff increases related to commercialization activities as well as to costs related to public company filing and reporting requirements, the certification of Immunicon’s system of internal control related to the Sarbanes-Oxley Act and in support of operating activities.

Insurance expenses increased by $30,000 as a result of the allocated portion of the higher directors and officers liability insurance which increased as a result our completion of our IPO in April 2004.

Interest and other income

Interest and other income increased by $345,000, or 156.5%, to $566,000 in the first half of 2005 from $221,000 in the corresponding 2004 period. The increase in interest income was primarily a result of an increase in average invested cash balances in 2005 and the increases in interest rates over the past year.

Interest expense

Interest expense decreased by $86,000, or 25.9%, to $245,000 for the first half of 2005 from $331,000 for first half of 2004. The decrease was due to lower average debt outstanding in the first half of 2005 compared to the 2004 period.

Stock-based compensation expenses

Stock-based compensation expenses were $795,000 and $676,000 for the six months ended June 30, 2005 and 2004, respectively. This increase was principally due to the restricted shares given to two of our senior vice presidents in January of 2005. We recognized these expenses as part of research and development expenses and general and administrative expenses as shown below.

	Six Months Ended June 30,
Stock-based compensation expenses included in:	2005	2004
	(in thousands)
Research and development expenses	$617	$461
General and administrative expenses	178	215

Total stock-based compensation expenses	$795	$676

Income taxes

We have incurred net operating losses since our inception and have consequently not paid any federal, state or foreign taxes. As of June 30, 2005, we had approximately $42.1 million of net operating loss carryforwards and approximately $3.7 million in research and development tax credit carryforwards available to offset future regular and alternative taxable income. If not utilized, these net operating loss carryforwards and tax credits will begin to expire in 2018. If we do not achieve profitability, we may lose our net operating loss carryforwards. In addition, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in our ownership occur. We are currently not subject to these limitations.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net loss and net loss per common share

The net loss of $14.2 million in the first half of 2005 was $491,000, or 3.6%, higher than the loss of $13.7 million in the first half of 2004.

At the completion of our IPO on April 21, 2004 approximately 52.1 million preferred shares were converted into 15.5 million shares of common stock. As the result, the net loss per common share of $0.61 in the first half of 2005 was $0.81 per share lower than the loss per common share of $1.42 in the first half of 2004. Weighted average common shares outstanding during the six months ended June 30, 2005 were approximately 23.3 million compared to 9.6 million for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company. Although our initial cancer diagnostic products have been launched, we have not yet generated a significant amount of revenue from the sales of these products. We believe that we will need to demonstrate that we can generate substantial and sustainable revenue, particularly reagent revenue, in order to consider ourselves a fully operational company. We have financed our operations since inception through private and public equity, debt financings, license and milestone revenues from corporate collaborations, capital equipment and leasehold financing, government grants and interest earned on cash and investments. Since our inception, we have generated net losses of $105.7 million from operations.

Cash and short-term investments increased by $4.2 million in the six month period ended June 30, 2005 to $57.3 million from $53.1 million as of December 31, 2004, principally due to the sale of 4.1 million shares of common stock from which we received proceeds net of expenses of $18.0 million. This was offset by the net loss of $14.2 million for the six months ended June 30, 2005.

We used $12.9 million in our operating activities in the six months ended June 30, 2005 compared to $11.5 million in same period in 2004 and $91.7 million from inception through June 30, 2005. Our operating activities during these periods consisted principally of research and development and clinical trials expenses.

Our investing activities provided cash of $6.2 million in the six months ended June 30, 2005. We received net proceeds from maturities of our investments of $8.6 million and spent $2.4 million on capital expenditures. We used approximately $2.7 million in investing activities in the six months ended June 30, 2004 as a result of purchases for capital and purchase of investments. We have used $30.4 million in investing activities from inception, resulting principally from the net investment purchases of $18.0 million in short term investments and by purchases of $12.4 million of property and equipment.

We generated cash of $19.0 million from our financing activities in the six months ended June 30, 2005, $49.7 million in the same period in 2004 and from inception we have generated cash from financing activities of $161.9 million. The Company raised $19.7 million in gross proceeds through the sale of common stock pursuant to shelf registration statement filed in May 2005. We had proceeds from new borrowings of $2.3 million and made principal payments of $1.9 million in the six months ended June 30, 2005 as compared to proceeds from new borrowings of $1.5 million and principal payments of $1.7 million in the six months ended June 30, 2004. From inception we have received $20.0 million in proceeds from borrowings and made principal payments of $13.0 million.. On April 21, 2004, we completed our IPO. In the IPO, we sold 6.9 million shares of our common stock at $8.00 per share. We raised a total of $49.4 million, net of fees and expenses. In connection with the IPO, we incurred costs totaling $1.9 million and paid these expenses in the 2004. All of the shares were sold by us. The net proceeds from the IPO will be used for product commercialization, including manufacturing, and for clinical trials, research and development, capital expenditures, and working capital and other general corporate purposes. Our common stock trades on The Nasdaq National Market System under the symbol “IMMC.” From inception to June 30, 2005 we have raised $69.2 million from the sale of our common stock, $1.5 million from the initial sale of 10,000 shares of our common stock to three investors in 1984 and $85.1 million, net of issuance costs of $2.1 million, from the sale of our preferred stock from 1988 to 2004.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Since March 1999, we have also borrowed $20.0 million through equipment lines of credit and have received $6.2 million in milestone receipts from Veridex. Our liquidity requirements are the result primarily of research and development and other operating expenditures, capital equipment expenditures and payments on outstanding indebtedness. Sales of our common and preferred stock, including the IPO, were as follows:

Summary of all sales of common and convertible preferred stock	Year(s)	Number of shares	Price per share	Net proceeds (in thousands)	Equivalent common shares
Initial sale of common stock (private)	1984	10,000	$150.00	$1,500	10,000

Convertible preferred stock
Series A	1988	36,350	10.00	364	669,343
Series B	1989	30,000	10.00	300	236,952
Series C	1990	30,000	10.00	300	296,016
Series D	1999, 2004	33,971,098	0.32	10,597	2,216,742
Series E	2000	4,588,612	4.74	21,612	3,059,083
Series F	2001, 2003	13,454,500	4.00	51,942	8,969,677

Initial public offering	2004	6,900,000	8.00	49,427	6,900,000
Secondary sale of common stock	2005	4,137,902	4.75	18,003	4,137,902
Exercise of options and warrants and other sales of common stock	various			1,786	990,928

				$155,831	27,486,643

As of June 30, 2005, we did not have any off balance sheet financing arrangements.

The following table summarizes our contractual obligations and related interest charges on lines of credit at June 30, 2005 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due in
Contractual obligations	Total	2005	2006 and 2007	2008 and 2009	After 2009
	(in thousands)
Lines of credit	$6,979	$1,765	$4,162	$1,052	$—
Operating leases	5,442	451	1,932	1,979	1,080
Open purchase order commitments (1)	6,428	6,428	—	—	—

Total contractual obligations	$18,849	$8,644	$6,094	$3,031	$1,080

(1)	The amounts included in open purchase order commitments are subject to performance under the purchase order by the supplier of the goods or services and do not become our obligation until such performance is rendered. The amount shown is principally for the purchase of materials for our instrument platforms, which we anticipate will be sold by us to customers and for various items such as contingent patient accrual commitments related to our clinical trials. Most patient accrual costs are payable only after successful completion of patient accrual.

We also have contingent obligations for research and development and clinical trial expenditures under our Development Agreement with Veridex. Specifically, we must pay the first $5.0 million in clinical trial costs for the first cellular analysis product for general population screening for a major cancer, and Veridex is responsible for the next $5.0 million of such clinical trial costs. We have agreed to negotiate in good faith for the allocation of costs in excess of $10.0 million. As of June 30, 2005 we have not incurred any costs related to clinical trials for a product for general population screening, and we do not anticipate spending any funds on clinical trials toward such a product through 2005.

In addition, if we achieve certain levels of sales of our reagents, we may receive up to an additional $10.0 million in milestone payments from Veridex, although we do not expect to receive any milestone payments related to sales goals until at least 2008.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Development Agreement with Veridex provides for a total of up to $10.5 million in non-refundable license and milestone payments related to research and development activities including up to $1.5 million for the initial license and up to $9.0 million related to the completion of certain instrument and clinical trial milestones. We have received $6.2 million of these milestone payments as of June 30, 2005. We expect to earn the remaining $4.3 million over the next three to five years.

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

We also have established a sales agency arrangement with Veridex with respect to our sample preparation and cell analysis systems. Under this arrangement, Veridex is our exclusive sales, invoicing and collecting agent and exclusive instrument and technical service provider for these systems in the field of cancer. Veridex is responsible for all expenses for marketing, sales and training, and we are responsible for all software development and validation as well as quality control and quality assurance. We are responsible for shipping systems pursuant to purchase orders received by Veridex. We are obligated to pay Veridex a commission on each sale or lease of these sample preparation and cell analysis systems of up to 15% of the invoice price, subject to a minimum gross profit margin received by us on each system of 27.5%. Some customers may enter into a reagent rental agreement with Veridex, whereby the reagent price also carries an amortized cost of the instrument, based on an agreed test volume. In these cases, Veridex will pay us a percentage of the fully loaded cost of the instrument when it is placed in the account. We are responsible for the costs associated with the one-year warranty period. Veridex has the option under the agreement to convert the sales agency relationship to a sole distributorship arrangement upon 12-months’ written notice. However, we do not anticipate earning significant gross margins or incurring significant losses on the sale, lease or rental of our CellTracks AutoPrep System, our CellSpotter Analyzer or our CellTracks Analyzer II. We anticipate that the majority of our future gross margins and future profits derived under our agreement with Veridex will result from the sales of reagents and disposables.

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

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

At June 30, 2005, we had approximately $14.1 million in available borrowing capacity under our existing equipment lines of credit. The availability under our SVB credit facility expires on December 31, 2005 and availability on our GE credit facility expires October 31, 2005. We are currently in discussions with both lending institutions to extend the availability of each credit facility but there can be no assurance that we will be successful in extending the availability of either credit facility.

On May 6, 2005 we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement permits the offer, sale and issuance by us from time to time, in one or more offerings, of up to an aggregate of $75 million of our common stock, preferred stock, debt securities, warrants, depositary shares, stock purchase contracts and stock purchase units. The terms of any offering will be established at the time of the offering. On June 29, 2005, we sold 4,137,902 shares of our common stock at $4.75 per share pursuant to this shelf registration statement and received $18.0 million in proceeds, net of expenses.

In June 2005 we announced that we, along with the Fox Chase Cancer Center were awarded a Small Business Technology Transfer grant totaling approximately $587,000 by the National Institutes of Health (“NIH”). The grant may provide approximately $1.1 million over two years. The NIH grant is intended to fund the development of a new strategy to actively monitor the effectiveness of cancer drugs in clinical trials.

Based on our operating plans, we believe that our available cash will be sufficient to finance operations and capital expenditures until at least June 30, 2006. Our future capital requirements include, but are not limited to, supporting our research and development efforts and our clinical trials, although we are not obligated to meet any absolute minimum dollar spending requirements under our current operating agreements. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities, our clinical trials and capital requirements related to our commercialization efforts. We had $57.3 million in cash on hand and short term investments, as well as approximately $14.1 million in available lines of credit as of June 30, 2005. We plan to use our cash on hand and our available lines of credit to continue to develop our cancer diagnostic products beyond breast cancer to other types of solid tissue cancers as well as to explore the uses of our technology in earlier stages of the cancer disease process. Also, we plan to explore development of uses for our technology outside of cancer such as in cardiovascular disease. We plan to use our cash on hand, anticipated funds generated from the sales of our products as well as additional equity or debt-related offerings to finance our future development efforts. We may not be successful in generating sufficient product sales or raising sufficient funds from the sale of equity or debt securities to support the research and development expenses necessary to expand the uses of the technology into other cancers and in non-cancer diseases. In addition, if we are unsuccessful in our product development efforts, additional financing may not be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may elect to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could have a material adverse effect on our financial condition and operating results.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 151 Inventory Costs—an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires all entities to allocate overhead costs to inventory based on a calculation of normal manufacturing capacity. The Statement notes that this calculation “is difficult because of the variety of considerations encountered in the allocation of costs and charges”. This statement is effective for the first fiscal year beginning after June 15, 2005. We will adopt SFAS No. 151 beginning with the first quarter of fiscal 2006. We are currently evaluating the impact of the adoption of this statement will have on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment”. Statement No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. This statement is effective for the first fiscal year beginning after June 15, 2005. We will adopt Statement No. 123(R) beginning with the first quarter of fiscal 2006. Adoption of the statement will require us to record compensation expense relating to the issuance of employee stock options. Currently, we follow APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of our stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. We are currently evaluating the impact of the adoption of this statement will have on our consolidated financial statements.

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

We are a development stage company with limited operating history. We have incurred significant net losses since we began operations in 1983. As of June 30, 2005, we had a deficit accumulated during our development stage of $105.7 million. For the three months ended June 30, 2005 and 2004 we had net losses of $7.1 million and $7.3 million, respectively. For the six months ended June 30, 2005 and 2004 we had net losses of $14.2 million and $13.7 million, respectively. These losses have resulted primarily from costs incurred in our research and development programs and from our general and administrative expenses. Because our operating expenses may increase in the near term, we will need to generate significant additional revenue to achieve profitability. As we do not as yet have sufficient operating revenue from the sales of our products to offset our losses, we do not expect to have any significant operating income from the sale of our products until at least 2008. We will continue to incur research and development and clinical trial expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development efforts, market acceptance and uncertainties concerning the success of sales efforts by us and Veridex, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

If our relationship with Veridex is terminated, we may be unable to continue to commercialize effectively certain of our products based on our technologies in the field of cancer.

We entered into a development, license and supply agreement with Veridex, under which we granted to Veridex a worldwide exclusive license in the field of cancer to commercialize cell analysis products based on our technologies. We also appointed Veridex as our exclusive sales, invoicing and collection agent for our cell analysis instrumentation in cancer. Veridex may terminate this agreement with or without reason at any time by providing us with 24 months’ prior written notice. Veridex also may terminate this agreement if we are in material breach or are acquired by a competitor in the IVD field. In addition, while we have granted Veridex the exclusive right to market, distribute and conduct field, technical, customer service and certain manufacturing finishing operations for these products, this agreement provides that Veridex has very limited obligations to perform these functions. For example, the agreement does not require Veridex to meet any minimum levels with respect to sales, marketing personnel or other marketing expenditures. If Veridex were to terminate, or fail to meet its obligations under this agreement or fail to deploy adequate resources to commercialize products under this agreement:

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

Most of the products that we plan to develop and commercialize in the United States will require either 510(k) clearance, or PMA approval from the FDA prior to marketing. The 510(k) clearance process usually takes from two to twelve months from submission, but can take longer. The PMA process is much more costly, lengthy and uncertain and generally takes from one to two years or longer from submission.

All of the products that we or Veridex intend to submit for FDA clearance or approval will be subject to substantial restrictions, including, among other things, restrictions on the indications for which we and Veridex may market these products, which could result in lower revenues. The marketing claims we and Veridex will be permitted to make in labeling or advertising regarding our cancer diagnostic products, if cleared or approved by the FDA, will be limited to those specified in any clearance or approval. We expect that initially many of these products will be limited to research use only. In addition, both we and Veridex are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. If the FDA finds that we or Veridex

Risk Factors

have failed to comply with these requirements, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions, including:

•	fines, injunctions and civil penalties;

•	recall or seizure of our products or Veridex’s products;

•	operating restrictions, partial suspension or total shutdown of production;

•	denial of requests for 510(k) clearances or PMAs of product candidates;

•	withdrawal of 510(k) clearances already granted;

•	disgorgement of profits; and

•	criminal prosecution.

Any of these enforcement actions could affect our ability or Veridex’s ability to commercially distribute our products in the United States and may also harm our ability to conduct the clinical trials necessary to support the marketing, clearance or approval of these products.

If the third-party manufacturers we rely on either refuse or are unable to successfully manufacture certain of our products, we may be unable to commercialize these products.

We have limited commercial manufacturing experience and capabilities. We currently assemble or perform final assembly, test and release of the CellSpotter System, the CellTracks Analyzer II and CellTracks AutoPrep System, as well as bulk reagents and other associated products used with the CellTracks AutoPrep System, at our facility located in Huntingdon Valley, Pennsylvania. We currently have adequate manufacturing capacity to meet anticipated demand for 2005 and 2006. However, in order to meet anticipated demand thereafter, we will likely have to expand our manufacturing processes and facilities or increase our reliance on third-party manufacturers. Under our agreement with Veridex, we might be required to establish a third manufacturing facility or qualify a contract manufacturer in the future. We might encounter difficulties in expanding our manufacturing processes and facilities or in expanding our relationships with third-party manufacturers and might be unsuccessful in overcoming these difficulties. In that event, our ability to meet product demand could be impaired or delayed.

We face additional risks inherent in operating a single manufacturing facility for those products we manufacture ourselves. We do not have alternative production plans in place or alternative facilities available at this time. If there are unforeseen shutdowns to our facility, we will be unable to satisfy customer orders on a timely basis with respect to these products. We rely currently and intend to continue to rely significantly in the future on third-party manufacturers to produce some of our products. For example, we are dependent on a small, private contract design, engineering and manufacturing company, Astro Instrumentation, LLC, or Astro, for our CellTracks AutoPrep System. If Astro loses key personnel or encounters financial or other difficulties, they may be unable to continue to manufacture this system and provide ongoing design and engineering support for commercialization and future enhancements of this system, and we may have difficulty replacing them. In addition, we currently use a third-party manufacturer for our CellSave Preservative Tube. We are dependent on these third-party manufacturers to perform their obligations in a timely and effective manner and in compliance with FDA and other regulatory requirements. If these third-party manufacturers fail to perform their obligations, our competitive position and ability to generate revenue could be adversely affected in a number of ways, including:

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

The majority of the sales of our products and Veridex’s products based on our technologies in the United States and other markets will depend, in large part, on the availability of adequate reimbursement to users of these products from government insurance plans, including Medicare and Medicaid in the United States, managed care organizations, private insurance plans and other third-party payors. Because these products have only recently been commercially introduced, third-party payors have no history of reimbursing for the cost of these products. Third-party payors are often reluctant to reimburse healthcare providers for the use of medical diagnostic products incorporating new technology. In addition, third-party payors are increasingly limiting reimbursement coverage for medical diagnostic products and, in many instances, are exerting pressure on medical products suppliers to reduce their prices. Consequently, third-party reimbursement might not be consistently available or adequate to cover the cost of our products. This could limit our ability or Veridex’s ability to sell these products or cause the prices of these products to be reduced, which would adversely affect our operating results.

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

We and any third-party manufacturers that we currently rely on or will rely on in the future, including those we rely on to produce our CellTracks AutoPrep System and CellSave Preservative Tube, must continuously adhere to the current good manufacturing practices, or cGMP, set forth in the FDA’s Quality System Regulations, or QSR, and enforced by the FDA through its facilities inspection program. In complying with QSR, we and any of our third-party manufacturers must expend significant time, money and effort in design and development, testing, production, record-keeping and quality control to assure that our products meet applicable specifications and other regulatory requirements. The failure to comply with these specifications and other requirements could result in an FDA enforcement action, including the seizure of products and shutting down production. We or any of these third-party manufacturers also may be subject to comparable or more stringent regulations of foreign regulatory authorities, which include compliance with ISO 13485:2003 and the European Union’s in vitro Diagnostic Directive 98/97/EC. If we or any of our third-party manufacturers fail to comply with these regulations, we might be subject to regulatory action, which could delay or curtail our ability to develop, and Veridex’s and our ability to commercialize, products based on our technologies.

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

Risk Factors

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

If we raise additional funds by issuing equity securities, further dilution to our stockholders could result, and new investors could have rights superior to those of our existing shareholders.. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or products, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may have to delay or may be unable to continue to develop our products.

If the third parties we intend to contract with for clinical trials do not perform in an acceptable manner, or if we suffer setbacks in these clinical trials, our business may suffer.

We do not have the ability to conduct independently the clinical trials required to obtain regulatory clearances for our products. We intend to rely on third-party expert clinical investigators and clinical research organizations to perform these functions. If we cannot locate and enter into favorable agreements with acceptable third parties, or if these third parties do not successfully carry out their contractual obligations, meet expected deadlines or follow regulatory requirements, including clinical laboratory, manufacturing and good clinical practice guidelines, then we may be the subject of an enforcement action by the FDA or some other regulatory body, and may be unable to obtain clearances for our products or to commercialize them on a timely basis, if at all.

The completion of clinical trials of our products may be delayed by many other factors, including the rate of enrollment of patients. Neither we nor any third-party clinical investigators and clinical research organizations can control the rate of patient enrollment, and this rate might not be consistent with our expectations or sufficient to enable clinical trials of our products to be completed in a timely manner or to be completed at all. In addition, regulatory authorities might not permit us to undertake additional clinical trials for one or more of these products. Currently, we have two important labeling trials underway in colorectal and prostate cancer. If we suffer any significant delays, setbacks or negative results in, or termination of, these clinical trials or our other clinical trials for our products, we may be unable to generate product sales from these products in the future.

If we lose key management or scientific personnel, scientific collaborators or other advisors, our business would suffer.

Our success depends, in large part, on the efforts and abilities of Edward L. Erickson, who is our Chairman and Chief Executive Officer, Byron D. Hewett, who is our President and Chief Operating Officer, Leon W.M.M. Terstappen, who is our Senior Vice President of Research and Development and Chief Scientific Officer, and James G. Murphy, who is our Senior Vice President of

Risk Factors

Finance and Administration and Chief Financial Officer, as well as the other members of our senior management and our scientific and technical personnel. In April 2005, Mr. Erickson notified our board of directors of his intention to step down as Chief Executive Officer on March 31, 2006. Given that the pool of individuals with relevant experience in biotechnology and diagnostic products in particular is limited, it would be costly and time-consuming to replace any of our senior management or scientific personnel. Although we maintain key-person life insurance on Mr. Erickson and Dr. Terstappen, we do not maintain key-person life insurance on any of our other officers, employees or consultants. We also depend on our scientific collaborators and other advisors, particularly with respect to our research and development efforts. If we lose the services of one or more of our key officers, employees or consultants, or are unable to retain the services of our scientific collaborators and other advisors, our research and development and product development efforts could be delayed or curtailed.

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

Some of the raw materials used in the manufacturing of our reagent products used in several of our platforms and instruments currently are available only from a limited number of suppliers. We acquire all of these raw materials on a purchase-order basis, which means that the supplier is not required to supply us with specified quantities of these raw materials over a certain period of time or to set aside part of its inventory for our forecasted requirements. Additionally, for certain of these raw materials, we have not arranged for alternative suppliers, and it might be difficult to find alternative suppliers in a timely manner and on terms acceptable to us. Consequently, as we continue our commercialization efforts, if we do not forecast properly, or if our suppliers are unable or unwilling to supply us in sufficient quantities or on commercially acceptable terms, we might not have access to sufficient quantities of these raw materials on a timely basis and might not be able to satisfy product demand.

In addition, if any of these components and raw materials are no longer available in the marketplace, we will be forced to further develop our technologies to incorporate alternate components and to do so in compliance with QSR and other quality standards, such as ISO 13485. If we incorporate new components or raw materials into our products we might need to seek and obtain additional approvals or clearances from the FDA or foreign regulatory agencies, which could delay the commercialization of these products.

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

Risk Factors

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

To improve our competitive position, we believe that we will need to develop new products as well as improve our existing instruments, reagents and ancillary products. Improvements in operator workflow, automation and throughput (the number of tests that can be performed in a specified period of time) for our products will be important to maintain a competitive position of our products as we market to a broader, perhaps less technically proficient, group of customers. Our ability to develop new products and make improvements in our products may face difficult technological challenges leading to development delays. For example, we had experienced delays in connection with the development of our laser-based CellTracks Analyzer cell analysis instrument for use in cancer diagnostic testing. These delays were the result of technical problems associated with reliability of the system to detect cancer cells. In response, in June 2005, we introduced a second generation instrument, the CellTracks Analyzer II, which, among other improvements over our current CellSpotter Analyzer, implements enhancements such as the automation of data acquisition and enhanced detection of CTCs and other types of cells. We are also continuing to develop our analyzer platforms further because we believe that some of the planned features, such as the ability to quantify cellular markers using ASRs, may be required to remain competitive and address future potential research and clinical applications and to remain competitive. If we are unable to successfully complete development of new products or planned enhancements to our products, in each case without significant delays, our future competitive position may be adversely affected.

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

We have obtained patents in the United States and in foreign countries relating to many of the technologies that are the basis of our products, such as the basic technologies relating to the separation and isolation of cells for the detection of cancer and the various aspects of the reagents, methods and instrument platforms that we are commercializing or plan to commercialize. In addition, we maintain trade secrets, especially where we believe patent protection is not appropriate or obtainable, on various aspects of our technologies and that we do not wish to become publicly known. However, obtaining, defending and enforcing our patents and other intellectual property rights involve complex legal and factual questions. For example, many of our key patents relating to our basic technologies for the separation and isolation of cells for the detection of cancer contain claims covering our processes for manufacturing and using our magnetic separation particles, or ferrofluids. If a competitor were to practice or use these processes without our knowledge or consent, these patents may be particularly difficult to defend or enforce because it may not be apparent from examination of the competitor’s products that the competitor is using our patented processes. In particular, if we were not able successfully to defend or enforce our patents that cover our ferrofluids, which are utilized as a key component of our CellTracks AutoPrep System, competitors could more easily produce systems that might be able to perform separation of CTCs from blood samples in a manner substantially equivalent to our CellTracks AutoPrep System without compensating us, resulting in substantial damage to our business.

Because the issuance of a patent is not conclusive of its validity or enforceability and can be challenged, we do not know how much protection, if any, our patents will provide to us if we attempt to enforce them or if others challenge their validity or enforceability in court. For example, if our patents relating to the separation of CTCs from blood samples were challenged and invalidated, we would not be able to prevent others from utilizing these key aspects of our technologies, which would substantially harm our business. Moreover, our patent applications may not result in issued patents, and even if issued, our patents may not contain claims that are sufficiently broad to prevent others from practicing our technologies or developing competing products. Accordingly, we cannot assure you that we will be able to obtain, defend or enforce our patent rights covering our technologies in the United States or in foreign countries. In addition, if others discover or misappropriate the technologies that we have chosen to maintain as trade secrets, we may not be able to effectively maintain our technologies as unpatented trade secrets. Although we have taken measures to protect our unpatented trade secrets and other non-public information such as know-how, including the use of confidentiality and invention assignment agreements with our employees, consultants and some of our contractors, it is possible that these persons may unintentionally or willingly breach the agreements or that our competitors may independently develop or otherwise discover our trade secrets and know-how.

A challenge to one or more of our pending patent applications, or issued patents, may result in limiting the coverage of our patents so that a competitor can effectively avoid our patent claims. In addition, competitors may avoid our patents by using technologies that perform in substantially the same manner as our technologies, but avoid infringing our patent claims. For example, if a competitor were to use a cell separation technology that performs as well, or nearly as well, as our patented ferrofluids, the competitor may be able to market products that may be functionally equivalent and perform as well or nearly as well as our products, thereby diminishing the competitive advantage afforded by our issued patents.

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

Risk Factors

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

We may be unaware of issued patents that our technologies infringe. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, that may later result in issued patents upon which our technologies may infringe. There could also be existing patents of which we are unaware upon which our technologies may infringe. In addition, if third parties file patent applications or obtain patents claiming technology also claimed by us in pending applications, we may have to participate in interference proceedings in the United States Patent and Trademark Office to determine priority of invention. If third parties file oppositions in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend the patentability of the filed foreign patent applications. We may also have to participate in interference proceedings involving our issued patents or our pending applications.

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

Risk Factors

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

We are developing products designed to identify and characterize additional types of cells other than CTCs and epithelial cells, such as endothelial cells. We are also developing cell profile and molecular products using reagents that are fluorescently tagged antibodies and/or probes designed to characterize target cells, which may be classified by the FDA as analyte specific reagents, or ASRs. ASRs can be used in research as an aid in evaluating new therapies in clinical trials, and we plan to develop a family of ASRs for profiling of each rare cell type of interest. However, many, if not all, of the target-specific and other reagents, including antibodies and probes, that we ultimately may use in the development and commercialization of these future cell profile products and in our future products for identifying additional types of cells may be protected by patent and other intellectual property rights owned by third parties. If we are unable to obtain rights to use this third party intellectual property under commercially reasonable terms, or at all, we may be unable to develop these products, and this could harm our ability to expand our commercial products offerings and to generate additional revenue from these products.

RISKS RELATING TO OUR COMMON STOCK

The market price of our common stock may be highly volatile.

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. Since initial trading of our stock began in April 2004 through June 30, 2005, our average daily trading volume has been 109,035 shares. Substantially all of the 27.5 million shares outstanding are eligible for sale in the public market. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

Risk Factors

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

As of June 30, 2005, options to purchase 3,059,896 shares of our common stock and warrants to purchase 42,169 shares of our common stock were outstanding. As of June 30, 2005, an aggregate of 160,000 shares had been granted subject to restricted stock grants under our Equity Compensation Plan, all of which remain outstanding but subject to restrictions under the Equity Compensation Plan. A total of 1,224,749 of the outstanding options and warrants are “in the money” and exercisable as of June 30, 2005. “In the money” means that the current market price of the common stock is above the exercise price of the shares subject to the warrant or option. The issuance of common stock upon the exercise of these options and warrants could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

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

Risk Factors

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

Risk Factors

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

PART II. OTHER INFORMATION

Item 4. Submissions of Matters to Vote by Shareholders

The Company held its Annual Meeting of shareholders on June 15, 2005. At the annual meeting:

1. Eight nominees for director were elected for a one-year term by a vote of shares as follows:

Edward L. Erickson received 20,237,373 votes for his election (99.6% of shares voted; 87.0% of shares outstanding) and 81,738 votes were withheld (0.4% of shares voted; 0.4% of outstanding shares).

Jonathan Cool received 20,244,448 votes for his election (99.6 % of shares voted; 87.0% of shares outstanding) and 74,663 votes were withheld (0.4% of shares voted; 0.3% of outstanding shares).

J. William Freytag received 20,189,701 votes for his election (99.4% of shares voted; 86.8% of shares outstanding) and 129,410 votes were withheld ( 0.6% of shares voted; 0.6% of outstanding shares).

Brian J. Gieger received 20,082,962 votes for his election ( 98.8% of shares voted; 86.4% of shares outstanding) and 236,149 votes were withheld ( 1.2% of shares voted; 1.0% of outstanding shares).

Zola Horowitz received 18,260,769 votes for his election (89.9% of shares voted; 78.5% of shares outstanding) and 2,058,342 votes were withheld ( 10.1% of shares voted; 8.9% of outstanding shares).

Allen Lauer received 20,092,012 votes for his election ( 98.9% of shares voted; 86.4% of shares outstanding) and 227,099 votes were withheld ( 1.1% of shares voted; 1.0% of outstanding shares).

Seth Rudnick received 20,189,701 votes for his election ( 99.4% of shares voted; 86.8% of shares outstanding) and 129,410 votes were withheld ( 0.6% of shares voted; 0.6 % of outstanding shares).

Elizabeth Tallet received 20,083,812 votes for her election ( 98.8% of shares voted; 86.4% of shares outstanding) and 235,299 votes were withheld ( 1.2% of shares voted; 1.0% of outstanding shares).

2. The appointment of Deloitte & Touch LLP as our independent registered public accountants for the year ending December 31, 2005 was ratified by a vote of 94.6% of shares voted (or 82.6% of outstanding shares).

For	Against	Abstain
19,217,419	1,053,424	48,268

3. The proposal to approve an amendment to our Amended and Restated Equity Compensation Plan (the “Plan”) to increase by 500,000 shares the number of shares of common stock authorized for issuance or transfer under the Plan and to approve the entire Plan, as amended, was ratified by a vote of 57.9% of shares voted (or 50.6% of our outstanding shares).

For	Against	Abstain
11,757,938	3,197,562	167,450

Item 6. Exhibits

(b)

10.1 –	Compensation Policy for Non-Employee Directors (filed as an exhibit and incorporated by reference to the Company’s Current Report on Form 8-K filed on February 3, 2005).

10.2 –	Amendment to Development, License and Supply Agreement, dated February 1, 2005, between Immunicon Corporation and Veridex, LLC (filed as an exhibit and incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2005).

10.3 –	Amendment 2005-1 to the Immunicon Corporation Amended and Restated Equity Compensation Plan (filed as an exhibit and incorporated by reference to the Company’s Current Report on Form 8-K filed on June 20, 2005).

10.4 –	Letter Agreement, dated June 14, 2005, amending the terms of the Development, License and Supply Agreement between Immunicon Corporation and Ortho-Clinical Diagnostics, Inc. dated as of August 17, 2000, as amended and assigned to Veridex, LLC (filed as an exhibit and incorporated by reference to the Company’s Current Report on Form 8-K filed on June 21, 2005).

10.5 –	Sixth Amendment to Agreement of Lease, dated July 28, 2004, between Immunicon Corporation and Masons Mill Partners, L.P. (filed as an exhibit and incorporated by reference to the Company’s Current Report on Form 8-K filed on June 21, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

IMMUNICON CORPORATION

Date: August 11, 2005	By:	/s/ EDWARD L ERICKSON
Edward L. Erickson
Chairman of the Board and Chief Executive Officer (Principal executive officer)

Date: August 11, 2005	By:	/s/ JAMES G. MURPHY
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