Form 10-Q
period 2005-09-30
IMMUNICON CORP
filed 2005-11-14
CIK 1083132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2005 or

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Include the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest possible date. As of November 5, 2005, there were 27,533,369 shares of Common Stock, $0.001 par value, outstanding.

IMMUNICON CORPORATION

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets: September 30, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Operations: Three and nine months ended September 30, 2005 and 2004 and for the period from August 25, 1983 (date of inception) to September 30, 2005	4

	Condensed Consolidated Statements of Cash Flows: Nine months ended September 30, 2005 and 2004 and for the period from August 25, 1983 (date of inception) to September 30, 2005	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

PART II.	OTHER INFORMATION

Item 6.	Exhibits	47

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

Immunicon Corporation and Subsidiaries (A Development Stage Company)

PART	I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except for share and per share amounts)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$25,574	$27,552
Short-term investments	23,754	25,551
Accounts receivable	336	255
Receivable from related party	452	249
Inventory	3,010	1,076
Prepaid assets	557	591
Other current assets	352	509

Total current assets	54,035	55,783

Property and equipment, net	6,008	4,380
Long-term investments	757	530
Other assets	332	371

Total assets	$61,132	$61,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,869	$3,012
Accounts payable	1,181	840
Payable to related party	414	229
Current portion of deferred revenue	1,692	1,398
Accrued expenses	4,449	3,263

Total current liabilities	10,605	8,742
Long-term debt, less current portion	2,914	2,587

Deferred revenue	502	897

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value –100,000,000 authorized, 27,492,708 and 23,165,741 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	27	23
Additional paid in capital	162,037	142,670
Deferred stock-based compensation	(2,180)	(2,345)
Accumulated other comprehensive income	13	29
Deficit accumulated during the development stage	(112,786)	(91,539)

Total shareholders’ equity	47,111	48,838

Total liabilities and shareholders’ equity	$61,132	$61,064

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Condensed Consolidated Statements of Operations (Unaudited)

Three and nine months ended September 30, 2005 and 2004, and for the period from August 25, 1983

(date of inception) to September 30, 2005

(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from August 25, 1983 (date of inception) to September 30, 2005
	2005	2004	2005	2004
Revenue:
Revenue from related party	$767	$148	$1,962	$340	$7,270
Product revenue	341	5	858	18	1,116
Other revenue	175	1	277	14	4,190

Total revenue	1,283	154	3,097	372	12,576
Cost of goods sold	835	—	1,645	—	1,645

Gross margin	448	154	1,452	372	10,931

Expenses:
Research and development	5,761	6,856	17,246	17,984	95,331
General and administrative	2,064	1,699	6,081	4,366	30,585

Total operating expenses	7,825	8,555	23,327	22,350	125,916
Operating loss	(7,377)	(8,401)	(21,875)	(21,978)	(114,985)
Other income from related party	—	—	—	—	250
Interest and other income	429	238	995	459
Interest expense	(122)	(153)	(367)	(484)

Interest income (expense), net	307	85	628	(25)	1,949

Net loss attributable to common stockholders	$(7,070)	$(8,316)	$(21,247)	$(22,003)	$(112,786)

Net loss per common share – basic and diluted	$(0.26)	$(0.36)	$(0.86)	$(1.56)

Weighted average common shares outstanding – basic and diluted	27,488,789	22,970,191	24,717,798	14,126,326

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30, 2005 and 2004, and for the period from

August 25, 1983 (date of inception) to September 30, 2005

(in thousands)

	Nine Months Ended September 30,		Period from August 25, 1983 (date of inception) to September 30, 2005
	2005	2004
Operating activities:
Net loss	$(21,247)	$(22,003)	$(112,786)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,433	1,088	7,576
Interest expense on warrants	5	27	132
Loss on disposal of property and equipment	27	—	31
Compensation expense related to the issuance of stock, stock options and warrants	1,142	1,321	3,868
Change in:
Accounts receivable	(81)	1	(332)
Receivable from related party	(203)	(1,343)	(364)
Inventory	(1,933)	—	(3,009)
Prepaid expenses and other	34	(367)	(725)
Other assets	151	(53)	(1,231)
Accounts payable	340	257	1,180
Payable to related party	185	37	414
Accrued expenses	1,178	1,006	5,178
Deferred revenue	(101)	2,523	2,183

Net cash used in operating activities	(19,070)	(17,506)	(97,885)

Investing activities:
Purchase of investments	(34,000)	(25,279)	(126,559)
Proceeds from maturities of investments	35,565	500	101,564
Cash proceeds from disposals of property and equipment	—	—	1
Purchases of property and equipment	(3,050)	(1,577)	(13,065)

Net cash used in investing activities	(1,485)	(26,356)	(38,059)

Financing activities:
Proceeds from term debt	2,817	1,489	20,519
Proceeds from sale of preferred stock	—	—	84,115
Proceeds from sale of common stock, net of issuance costs	17,981	49,427	69,074
Proceeds from exercise of stock options and warrants	421	476	1,636
Loan for stock options	—	19	19
Loan issue fees	5	(2)	(122)
Payments on term debt	(2,632)	(2,654)	(13,737)

Net cash provided by financing activities	18,592	48,755	161,504

Effect of exchange rate changes on cash	(15)	—	14
Net increase in cash and cash equivalents	(1,963)	4,893	25,560
Cash and cash equivalents, beginning of period	27,552	30,601	—

Cash and cash equivalents, end of period	$25,574	$35,494	$25,574

Supplemental cash flow information:
Cash paid for interest	$588	$286

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Notes to Condensed Consolidated Unaudited Financial Statements

(1) Background and basis of presentation

The accompanying unaudited condensed consolidated financial statements of Immunicon Corporation and its subsidiaries (“we,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Form 10-Q General Instructions and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position at September 30, 2005 and results of operations and cash flows for the three and nine month periods ended September 30, 2005 and 2004 and for the period from inception to September 30, 2005. Certain items have been reclassified to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of results anticipated for the full year.

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

We have generated limited revenues from product sales and have incurred substantial losses since our inception. We anticipate incurring additional losses over at least the next several years and such losses may increase as we expand our research and development activities. Accordingly, we are considered to be in the development stage as of September 30, 2005, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. Although our initial cancer diagnostic products have been launched, we have not yet generated a significant amount of revenue from the sales of these products. We believe that we will need to demonstrate that we can generate substantial and sustainable revenue, particularly reagent revenue, in order to consider ourselves a fully operational company.

On August 29, 2005, we announced that we were reducing staff and other expenses in order to align costs with our commercialization strategy and anticipated revenue ramp and we reduced our workforce by approximately 25% as of that date. We anticipate recording total charges of up to $1 million related to the staff and other cost reductions. We expect to make all severance-related payments, totaling approximately $400,000, before the end of 2005. These severance costs have been recorded as operating expenses in the quarter ended September 30, 2005. We expect to incur charges of up to an estimated additional $600,000, such as those related to space consolidation, among others, in the first half of 2006.

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

On June 29, 2005, we sold 4.1 million shares of our common stock at $4.75 per share and received total proceeds of $19.7 million and net proceeds, net of fees and expenses, of $18.0 million. These shares were sold pursuant to a shelf registration statement filed in May 2005.

We will need substantial financing to fund our operations and to continue developing our product candidates for sale. There can be no assurance that such financing will be available when we need it. Our operations are subject to certain additional risks and uncertainties including, among others, our dependence on Veridex, LLC (“Veridex”), a Johnson & Johnson company, to market our cancer diagnostic product candidates, the uncertainty of product development (including clinical trial results and further development of new instrument and reagent products), regulatory clearance and approval, supplier and manufacturing dependence, competition,

Immunicon Corporation and Subsidiaries (A Development Stage Company)

reimbursement availability, our dependence on exclusive licenses and other relationships, uncertainties regarding patents and proprietary rights, dependence on key personnel and other risks related to governmental regulations. We believe, however, that cash and cash equivalents available at September 30, 2005 will be sufficient to maintain operations through at least September 30, 2006.

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

In December 2004, the FASB, issued SFAS, No. 123(R), Share Based Payment. SFAS No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share based payment transactions with employees. This statement is effective for the first fiscal year beginning after June 15, 2005. We will adopt SFAS No. 123(R) beginning with the first quarter of fiscal 2006. Adoption of the statement will require us to record compensation expense relating to the issuance of employee stock options. Currently, we follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of our stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. We are currently evaluating the impact of the adoption of this statement will have on our consolidated financial statements.

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

Had compensation cost for our stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method required by SFAS No. 123, we would have reported the pro forma net loss amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net loss, as reported	$(7,070)	$(8,316)	$(21,247)	$(22,003)
Add: Stock-based compensation expense included in reported net loss	347	645	1,142	1,321
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(659)	(724)	(1,999)	(1,521)

Pro forma net loss	$(7,382)	$(8,395)	$(22,104)	$(22,203)

Net loss per share - basic and diluted as reported	$(0.26)	$(0.36)	$(0.86)	$(1.56)

Pro forma net loss per share - basic and diluted	$(0.27)	$(0.37)	$(0.89)	$(1.57)

Immunicon Corporation and Subsidiaries (A Development Stage Company)

The fair value of each option is estimated on the date of grant using the fair value method with the following weighted average assumptions: risk-free interest rate of 3.9% and 4.0% and volatility rate of 60.9% and 70.1% for the periods ended September 30, 2005 and 2004, respectively; an expected life of five years and a dividend yield of zero for all periods presented. Stock compensation arrangements with non-employees are accounted for in accordance with SFAS No. 123, as amended by SFAS No. 148, and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach.

(3) Restructuring

On August 29, 2005, we announced actions to align staff levels and other expenses with our current commercialization strategy and expectations for near-term revenue growth. This initiative included a workforce reduction of approximately 25% of full-time equivalent domestic staff principally in research and development, operations and certain support functions. We note that a significant component of the workforce reduction involved employees who were engaged in platform development programs that are now essentially completed, such as the Company’s next generation cell analysis platform, the CellTracks Analyzer II™. Additionally, we had completed development of certain core reagents and ancillary components incorporated in cell analysis kits, most notably the CellSearch™ Circulating Tumor Cell (CTC) Kit, sold by Veridex. We also note that we continue to pursue important development projects such as clinical trials in metastatic colorectal and prostate cancer and research and development efforts on circulating endothelial cells and certain molecular analysis products. The clinical trials in metastatic colorectal and prostate cancer are intended to lead to regulatory submissions for expanded claims for the CellSearch CTC Kit. As a result, we recorded the full charge of approximately $384,000 associated with the termination in the third quarter of 2005. We have paid approximately $229,000 as of September 30, 2005, and will pay the remaining severance of $155,000 before the end of 2005. We expect to incur charges of up to an estimated additional $600,000 such as those related to space consolidation, among others, in the first half of 2006.

(4) Net loss per share

Basic and diluted net loss per common share is calculated in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB No. 98”). Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented. Fully diluted shares outstanding for the three months ended September 30, 2005 and 2004 would have been 28,552,862 and 24,531,966, respectively. Fully diluted shares outstanding for the nine months ended September 30, 2005 and 2004 would have been 26,018,645 and 15,684,210, respectively.

The following table sets forth the computation of net income (numerator) and shares (denominator) for earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Numerator:
Net loss	$(7,070)	$(8,316)	$(21,247)	$(22,003)
Denominator:
Weighted average shares outstanding used for basic income per share	27,489	22,970	24,718	14,126
Common stock equivalents	—	—	—	—

Weighted average shares outstanding used for diluted income per share	27,489	22,970	24,718	14,126

Immunicon Corporation and Subsidiaries (A Development Stage Company)

(5) Inventory

Inventory consisted of the following:

(in thousands)	September 30, 2005	December 31, 2004
Raw materials	$1,798	$976
Work-in-process	117	—
Finished goods	1,095	100

Inventory	$3,010	$1,076

(6) Property and equipment

Property and equipment consisted of the following:

(in thousands)	September 30, 2005	December 31, 2004
Laboratory equipment	$2,455	$1,844
Office furniture and equipment	1,185	945
Leasehold improvements	5,736	4,139
Manufacturing equipment	774	688
Computer equipment	1,185	1,634

Property and equipment, gross	11,335	9,250
Less Accumulated depreciation	(5,327)	(4,870)

Property and equipment, net	$6,008	$4,380

Depreciation expense was $502,000 and $372,000 for the three months ended September 30, 2005 and 2004, respectively; and $1.4 million and $1.1 million for the nine months ended September 30, 2005 and 2004, respectively.

(7) Accrued expenses

Accrued expenses consisted of the following:

(in thousands)	September 30, 2005	December 31, 2004
Salary–related expense	$1,144	$777
Clinical research and trial costs	1,569	943
Contracted research costs	153	91
Accrued interest	—	222
Accounting and legal fees	354	142
Leasehold improvements	412	331
Other	817	757

Accrued expenses	$4,449	$3,263

Immunicon Corporation and Subsidiaries (A Development Stage Company)

(8) Debt

As of September 30, 2005 we had an aggregate of $5.8 million of bank debt outstanding with two lending institutions, including $2.7 million to Silicon Valley Bank, or SVB, and $3.1 million to General Electric Capital Corporation, or GE, as described below. The carrying value of long-term debt is as follows:

(in thousands)	September 30, 2005	December 31, 2004
SVB credit facility	$2,692	$2,170
GE credit facility	3,091	3,411
Other	—	18

	5,783	5,599
Less: current portion of long-term debt	(2,869)	(3,012)

Long–term debt	$2,914	$2,587

As of September 30, 2005 and 2004, interest rates in effect for outstanding obligations under the credit facilities ranged from 7.25% to 9.61% and 6.75% to 9.25%, respectively.

All of the credit facilities are subject to certain covenants, including maintaining a minimum level of earnings before interest, taxes, depreciation and amortization, as defined in the loan agreement, maintaining a minimum percentage of our cash available for investing with the lending institution, and providing audited financial statements within 120 days after the close of the fiscal year. We were in compliance with all covenants for the three and nine month periods ended September 30, 2005 and 2004. As of September 30, 2005, we had $9.5 million and $4.1 million in available credit under our SVB and GE credit agreements, respectively. The availability under our SVB credit facility expires on June 30, 2006 and availability on our GE credit facility expires April 30, 2006.

(9) Commitments and contingencies

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

On June 13, 2005 we announced that we, along with the Fox Chase Cancer Center were awarded a Small Business Technology Transfer grant totaling approximately $587,000 by the National Institutes of Health (“NIH”). The grant may provide approximately $1.1 million over two years. The NIH grant is intended to fund the development of a new strategy to actively monitor the effectiveness of cancer drugs in clinical trials.

(10) Shareholders’ equity

In June 2005, we received net proceeds, net of fees and expenses, of $18.0 million from the sale of 4,137,902 shares of our common stock, pursuant to our effective shelf registration statement filed in May 2005. The shares were sold to certain institutional investors at $4.75 per share.

On January 28, 2005, our board of directors made restricted stock grants to two of our officers. We granted 100,000 restricted shares to our Senior Vice President – Research and Development and 60,000 restricted shares to our Senior Vice President – Finance and Administration and Chief Financial Officer. The shares underlying both grants will fully vest on the third anniversary of the date of grant. If either of the officer’s employment terminates for any reason before the restricted stock is fully vested, except as provided by such officer’s Change of Control Agreement with us, the shares of restricted stock that are not then vested will be forfeited. If the

Immunicon Corporation and Subsidiaries (A Development Stage Company)

provisions of each officer’s Change of Control Agreement are triggered, the restricted stock will vest in accordance with the officer’s Change of Control agreement. The restricted stock grant had a fair market value of $979,000 as of the close of business on January 28, 2005. Compensation related to the grant is recorded as deferred stock based compensation and recognized over the three year service period. We have recognized $81,600 and $218,000 as compensation expense related to these two grants for the three and nine month periods ended September 30, 2005.

(11) Related parties

In August 2000, we entered into a development, license and supply agreement (the “Development Agreement”) with Ortho Clinical Diagnostics, Inc. (“Ortho”), a subsidiary of Johnson and Johnson, Inc., whereby we licensed certain rights to our technology and assumed certain development obligations for our cancer diagnostic product candidates. In exchange, Ortho agreed to market and distribute our cancer diagnostic product candidates. On November 10, 2003, we executed an amendment to the Development Agreement whereby all of the rights and responsibilities of Ortho were transferred to Veridex. In addition, we and Veridex re-negotiated certain clinical development and regulatory milestones. The Development Agreement has a term of 20 years and may be terminated earlier by either party under certain conditions. We are not aware of any intentions by Veridex to terminate the Development Agreement.

In connection with the Development Agreement, Veridex made a $1.5 million up-front, non-refundable license fee payment to us. Under the Development Agreement, Veridex is obligated to pay us approximately 30% of their net sales from the sale of reagents, test kits and certain other consumable products and disposable items. In addition, we will receive additional payments from Veridex if we achieve certain development and sales milestones as defined in the Development Agreement. Under the terms of the Development Agreement, we are required to invest in related research based on a percentage of sales as defined in the Development Agreement. In connection with the Development Agreement, Johnson & Johnson Development Corporation, also a wholly-owned subsidiary of Johnson and Johnson (“J&J Sub”), purchased $5 million of our Series E Preferred Stock. In December 2001 and July 2003, J&J Sub purchased $3 million and $3.3 million of additional Series F Preferred Stock, respectively.

We have earned a total of $6,167,000 in license and milestone payments under the terms of the Development Agreement from August 1, 2000 to September 30, 2005. During the period from August 1, 2000 until December 31, 2003, we received $4.0 million and recognized the entire amount as license revenue from related party during that period.

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

The first milestone cited above for the adjuvant/recurrence setting previously had prospective payments to us totaling approximately $1.1 million. While the total of the milestone payments remains the same, the amendment changes the basis of the milestone and achievement requirements to the development of an assay using our proprietary technology for analysis of disseminated tumor cells in the bone marrow of cancer patients.

The second milestone cited above previously had prospective payments to us totaling $1 million. The total of the milestone payments and the overall achievement requirements remain the same, but the amendment provides for progress payments triggered by certain events in the development program. A payment of $250,000 is now payable upon accrual of an adequate number of metastatic colorectal cancer patients to support a regulatory submission to the US Food and Drug Administration and an additional $250,000 is payable upon completion of a draft regulatory submission that is acceptable to the joint Immunicon Corporation and Veridex Steering Committee. The superseded milestone had provided for payment of $500,000 only on Steering Committee approval of the final regulatory submission. As noted above, we received $500,000 in June 2004 as a result of the enrollment of the first patient in this trial.

On June 14, 2005, we entered into a letter agreement amending the terms of our development, license and supply agreement with OCD dated as of August 17, 2000, as amended and assigned to Veridex, whereby we appointed OCD KK, also an affiliate of Johnson & Johnson, as sales agent in Japan.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

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

In March 2005, we and Veridex agreed that we had successfully completed the criteria for another development milestone relating to the enrollment of the first patient into a study of the effects of disseminated tumor cells (“DTCs”) in bone marrow. Veridex has paid us $334,000 for this milestone. We will recognize this receipt as revenue over the estimated life of the bone marrow study, which we estimate will conclude in the second quarter of 2006.

We recognized $240,000 and $92,000 as milestone and other license related revenue in the three months ended September 30, 2005 and 2004, respectively and $820,000 and $175,000 for the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005 and December 31, 2004, we had receivables from Veridex of $452,000 and $249,000, respectively and payables to Veridex of $411,000 and $229,000, respectively. These receivables are recorded in “Receivable from related party” and the payables are recorded in “Payable from related party” in the consolidated balance sheet.

We recognized revenue for the sale of 12 complete instrument systems (includes an AutoPrep system and an analyzer) in the nine months ended September 30, 2005, of which four instrument systems sales were to Veridex. In addition, we separately sold 5 CellTracks Analyzers II Systems and one AutoPrep System to various affiliates of Johnson and Johnson (“JNJ affiliates”) and recognized $832,000 in instrument revenue from these sales. We sold one instrument system to Veridex in the period ended September 30, 2004 and recognized revenue of $129,000. This revenue is shown as “Revenues from related party” in the consolidated statement of operations.

In August 2003, we sold 80,000 shares of Series F Preferred Stock to and entered into a License and Supply Agreement (“License and Supply Agreement”) with another company. We received $400,000 in proceeds for the combined transaction. Because shares of our Series F Preferred Stock were valued at $4.00 per share in a similar transaction, the same value was applied to the shares in this transaction. The amount above the $4.00 per share value of the shares of our Series F Preferred Stock was deemed attributable to the License and Supply Agreement and recorded as deferred license revenue. We recorded this $80,000 premium as deferred license revenue and have amortized it into income over the two year term of the exclusive supply arrangement with this company which ended in August 2005. The unamortized deferred license revenue related to this arrangement amounted to $0, and $35,000 as of September 30, 2005 and 2004, respectively. We recognized revenue of $5,000 and $10,000 and $25,000 and $30,000 related to the arrangement for the three and nine months ended September 30, 2005 and 2004, respectively, and recorded it as “Revenue from related party” in the consolidated statement of operations.

The following table summarizes the revenue from related parties recognized for the three and nine month periods ended September 30, 2005 and 2004:

Revenue from related parties: (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Contract revenue from related party	$240	$92	$820	$175
Product revenue from related party	527	56	1,142	165

	$767	$148	$1,962	$340

Immunicon Corporation and Subsidiaries (A Development Stage Company)

(12) Supplemental expense information

The supplemental expense information below provides additional information about the amounts shown as research and development expenses and general and administrative expenses in the accompanying statements of operations:

Research and development expenses

Research and development expenses consisted of the following:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Salaries, benefits and taxes	$3,049	$2,906	$9,114	$7,602
Laboratory supplies and expenses	105	1,227	603	3,600
Instrument development costs	67	284	452	607
Clinical trial expenses	983	882	2,942	1,762
Contracted research costs	205	340	651	1,122
Depreciation expense	427	297	1,186	842
Insurance expense	172	187	550	421
All others	753	733	1,748	2,028

	$5,761	$6,856	$17,246	$17,984

General and administrative expenses

General and administrative expenses consisted of the following:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Salaries, benefits and taxes	$1,043	$902	$3,199	$2,368
Depreciation	75	74	209	210
Legal and professional fees	605	407	1,545	1,024
Insurance expense	48	47	133	101
All other expenses	293	269	995	663

	$2,064	$1,699	$6,081	$4,366

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Our business principally involves the development, manufacture, marketing and sale of proprietary cell- and molecular-based diagnostic and research products with a primary focus on cancer. We believe that our products can provide significant clinical benefits by giving physicians better information to understand, treat, monitor and diagnose cancer. Our technologies can identify, count and characterize a small number of circulating tumor cells, or CTC, and other rare cells present in a blood sample from a patient. Our collaborator, Veridex, LLC, or Veridex, a Johnson & Johnson company, received 510(k) clearance from the Food and Drug Administration, or FDA, in January 2004 for use of the Veridex CellSearch™ CTC Kit, which incorporates our technologies, in the management of metastatic breast cancer (breast cancer that has spread beyond the primary breast tumor). In addition, in October 2005, Veridex received clearance from the FDA of a 510(k) regulatory submission in which Veridex provided additional data from our clinical trial in metastatic breast cancer for inclusion in the package insert of the CTC Kit. These data, relating to the relationship between CTCs and progression free survival and overall survival at additional time points during therapy, were presented at the 2005 Annual Meeting of the American Society of Clinical Oncology, or ASCO, in May of this year. In August 2000, we entered into a development, license and supply agreement with Ortho-Clinical Diagnostics, or OCD, a Johnson & Johnson company, which subsequently assigned all rights and obligations under the agreement to Veridex, also a Johnson & Johnson company. Under the terms of this agreement, we granted to Veridex a worldwide exclusive license within the field of cancer to commercialize cell analysis products incorporating our technologies.

In August 2004, we announced that the CellSearch Circulating Tumor Cell Kit, Immunicon CellTracks AutoPrep System, and Immunicon CellSpotter Analyzer were released for sale for in vitro diagnostic, or IVD, use in metastatic breast cancer. In June 2005 we announced the release for sale of our second generation cell analysis instrument, the CellTracks Analyzer II. Our products are currently being sold to hospitals, reference laboratories, clinical research organizations (CROs), and pharmaceutical and biotechnology companies and other customers under the terms of our agreement with Veridex, and have been shipped to sites in the US, Europe and Japan. As of September 30, 2005, we had shipped 38 cell analyzers (13 CellTracks Analyzer II Systems and 25 CellSpotter Analyzers) and 33 CellTracks AutoPrep Systems and recognized revenue from the sale of 28 cell analyzers and 24 CellTracks AutoPrep Systems.

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

We are a development stage company and have incurred losses in the last five fiscal years. As of September 30, 2005, we had an accumulated deficit of $112.8 million. We expect to incur substantial losses, which may increase over the next several years as we:

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

Although our initial cancer diagnostic products have been launched, we have not yet generated a significant amount of revenue from the sales of these products. We believe that we will need to demonstrate that we can generate substantial and sustainable revenue particularly reagent revenue in order to consider ourselves a fully operational company.

We are highly dependent on our collaboration with Veridex. In addition, we expect to continue to generate substantial losses for at least the next two years. We will need to obtain additional funding to support the activities described above.

On August 29, 2005, we announced that we were reducing staff and other expenses in order to align costs with our commercialization strategy and revenue ramp and we reduced our workforce by approximately 25% as of that date. We anticipate recording total charges of up to $1 million related to the staff and other cost reductions. We expect to make all severance-related payments, totaling approximately $400,000, before the end of 2005. These severance costs have been recorded as operating expenses in the quarter ended September 30, 2005. We expect to incur charges of up to an estimated additional $600,000 such as those related to space consolidation, among others, in the first half of 2006.

This workforce reduction was of approximately 25% of full-time equivalent domestic staff principally in research and development, operations and certain support functions. A significant component of the workforce reduction involved employees who were engaged in platform development programs that are now essentially completed, such as our next generation cell analysis platform, the CellTracks Analyzer II™. Additionally, we have completed development of core reagents and ancillary components incorporated in cell analysis kits, most notably the CellSearch™ Circulating Tumor Cell (CTC) Kit, sold by Veridex. We also continue to pursue important development projects such as clinical trials in metastatic colorectal and prostate cancer and research and development efforts on circulating endothelial cells and certain molecular analysis products. The clinical trials in metastatic colorectal and prostate cancer are intended to lead to regulatory submissions for expanded claims for the CellSearch CTC Kit.

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

Commercialization of the first product under the Development Agreement occurred in August 2004. Beginning therewith, we became obligated to invest at least 10% of Veridex’s net sales from these products, excluding revenues from instrument sales, in certain research and development activities. However, beginning with the first calendar year after the amount of these net sales exceeds $250 million, we are only required to invest an amount equal to at least 8.5% of these net sales. We are also responsible for manufacturing reagents for CellSearch kits in bulk and delivering them to Veridex. We are responsible for all instrument manufacturing and certain ancillary products. We believe that we have manufacturing capacity available at our existing facilities to satisfy commercial demand through 2006. Veridex is responsible for filling and packaging costs for the reagents, as well as sales, marketing, distribution, customer and technical support and field service of our cancer products, including instrumentation. We have retained worldwide commercialization rights to all non-cancer applications of our technologies.

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

Revenues

We have not generated any significant product revenues since our inception. We initiated sales activities for instrument platforms and reagent kits for research use only, or RUO, in the first quarter of 2004 and for in vitro diagnostic, or IVD, use in the third quarter of 2004. As of September 30, 2005, we had shipped 38 cell analyzers (13 CellTracks Analyzer II Systems and 25 CellSpotter Analyzers) and 33 CellTracks AutoPrep Systems and recognized revenue from the sale of 28 cell analyzers and 24 CellTracks AutoPrep Systems. We recognized revenue from the sale of 9 cell analyzers and 5 CellTracks AutoPrep Systems in the three months ended September 30, 2005. We have shipped instruments to customers in the USA, Europe and Japan. The recognition of revenue related to instrument shipments is typically delayed for a period of several months due to final validation and testing of these systems at customer locations.

We have earned a total of $6,167,000 in license and milestone payments under the terms of the Development Agreement from August 1, 2000 to September 30, 2005. During the period from August 1, 2000 until December 31, 2003, we received $4.0 million and recognized the entire amount as license revenue from related party during that period.

We were paid a total of $1,833,000 in license and milestone payments during 2004. These payments will be recognized as revenue over the estimated product development period for the corresponding product, which we estimate will end at various points through June 30, 2008.

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

We recognized $234,000 and $793,000 as milestone and license revenue from Veridex in the three and nine month periods ended September 30, 2005, respectively and $81,000 and $144,000 for the three and nine month periods ended September 30, 2004, respectively.

As of September 30, 2005, we can earn up to an additional $4.3 million in license revenue from Veridex for research-related milestones. We estimate that we will earn these license revenues from research milestones over the next three to five years. Therefore, we expect that the trend of license revenue will fluctuate. Also, we expect to continue to invest significant amounts in research and

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

development, particularly in clinical trials and manufacturing development and therefore we do not believe that these expenses will correspond to the periods in which we expect to earn the milestone revenue referenced above.

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

Research and development expenses

Our research and development expenses consist of expenses incurred in developing reagents and instrument platforms and ancillary products, as well as the clinical research and trial costs to test these kits and systems. These expenses consist primarily of:

•	salaries and related expenses for personnel;

•	fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials; and

•	payments to third parties for instrument development activities and for research related support, expenses for materials consumed in research experiments and clinical research and clinical trials.

We are responsible for making royalty payments of 1% of sales of our reagents incorporating intellectual property licensed to us under a license agreement with the University of Texas.

We expense research and development costs as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and proprietary technologies. We expect to continue to incur significant costs for clinical research and for trials and to make investments to improve our instrument platforms and reagents. From inception through September 30, 2005, we have incurred $95.3 million in total research and development expenses, the majority of which relate to our cell-based research and diagnostic products.

General and administrative expenses

Our general and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, accounting, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expense and professional fees for legal and accounting services. From inception through September 30, 2005, we incurred $30.6 million in general and administrative expenses.

Stock-based compensation expenses

Stock-based compensation expense, which is a non-cash charge to expenses, results from stock option grants to employees at exercise prices below the fair value of the underlying common stock resulting in our recording stock-based compensation expense associated with such grants. Stock-based compensation expense also is recorded for stock option and warrant grants to non-employees and for restricted stock grants provided to directors and advisors in lieu of cash compensation. We amortize the deferred stock-based compensation to operating expenses over the vesting periods of the options and grants, subject to adjustment for forfeiture during the vesting period. Since our inception, we recognized $6.0 million in deferred stock-based compensation expense. For the period from inception through September 30, 2005, we have recognized cumulative stock-based compensation expense of $3.9 million.

Interest income and expense

Interest income consists of interest earned on our cash, cash equivalents and investments. Investment holdings as of September 30, 2005 consist primarily of mortgage and asset backed notes, federal agency notes and investment grade debt securities. We have the intent and the ability to hold all of our debt securities until maturity and have recorded them at amortized cost. Interest expense consists of interest incurred on debt financings.

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

We have a portfolio of issued patents and patent applications, which we believe provides patent coverage for our proprietary technologies and products. As of October 26, 2005, our intellectual property estate consisted of 57 issued patents, 134 pending patent applications, 14 registered trademarks and 11 pending trademarks registrations.

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

In accordance with the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure about Critical Accounting Policies ,we have determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. There were no significant changes to our critical accounting policies during the three months ended September 30, 2005.

Revenue recognition

We derive revenues from three primary sources: license revenue, instrument product sales and reagent product sales. We recognize revenue on product sales in accordance with the SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, or SAB No. 104, when persuasive evidence of an arrangement exists, the contract price is fixed or determinable, the product or accessory has been delivered, title and risk of loss have passed to the customer, and collection of the resulting receivable is reasonably assured. We recognize revenue for instrument placements at the time that all necessary conditions for the recognition of

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

revenue have been met. Specifically, we may place instruments with customers and allow the customer a period of time for training and validation as is common in our industry. Therefore, there may be a delay between the time that an instrument is placed with a customer and the point at which the revenue for the instrument placement is recognized. Also in certain instances the customer may be provided with an opportunity to return the instrument to us prior to acceptance. We therefore recognize the revenue associated with these instrument placements only at the point when it is clear that all revenue recognition criteria have been met and that no continuing right of return remains.

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

Inventory capitalization

In August 2004, we initiated sales for IVD use of our initial cancer diagnostic products, which had received FDA clearance in January 2004. We determined that this represented the initiation of the commercialization of our products. We completed our first instrument sale to a third party laboratory customer during the fourth quarter of 2004. Therefore, effective October 1, 2004 we adopted a policy for capitalizing inventory and recognizing cost of sales. Prior to October 1, 2004, all costs associated with manufacturing were included in research and development expenses. In the fourth quarter of 2004, we began to capitalize in inventory the cost of manufactured products for commercial sale and to expense such costs as cost of products sold at the time of sale. However, as we sell that portion of our existing inventory that had previously been expensed as part of research and development expenses, there will be a period of time where we will recognize manufacturing revenue with minimum corresponding cost. Therefore, we anticipate that our gross margin on sales of our instruments and reagents will fluctuate from quarter to quarter and will not be comparable between reporting periods during 2005.

Inventories are stated at the lower of cost or market with cost determined under the first-in/first-out, or FIFO method. We include in inventory the raw materials that can be used in both production and clinical products. These clinical product costs are expensed as part of research and development costs when consumed.

The valuation of inventory requires us to estimate obsolete or excess inventory and inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the demand for our products. If our estimates for specific products is less than actual demand of products and we fail to reduce manufacturing output accordingly, we could be required to write down additional inventory, which would have a negative impact on our gross margin. The write-down for estimated obsolete and excess inventory is therefore based on our collective judgment regarding the realistic and potential future demand for each product and is inherently subjective. We believe that our reserves for obsolete, excess and out-of-date inventory are adequate as of September 30, 2005.

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

Estimating the value of our equity instruments for use in deferred stock-based compensation calculations

We record compensation expense related to options issued to consultants and options issued to employees at less than the fair value. These expenses are based on the fair value of the options and common stock. Because, prior to our IPO, there was no public market for our common stock, we have estimated the fair value of equity instruments issued prior to our IPO using various valuation methods, including the minimum value and the Black-Scholes methods. Where stock options were granted with an exercise price below the estimated fair value of our common stock at the grant date, the difference between the fair value of our common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense on a straight-line basis over the vesting period of the stock option.

Accounting for income taxes

We must make significant management judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At September 30, 2005, we recorded a full valuation allowance of $44.5 million against our net deferred tax asset balance, due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or if we adjust these estimates in future periods we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Development Stage Enterprise

Although our initial cancer diagnostic products have been launched, we have not yet generated a significant amount of revenue from the sales of these products. Our activities have consisted primarily of developing and licensing products, raising capital and recruiting personnel. Accordingly, we are considered to be in the development stage as of September 30, 2005, as defined by Statement of Financial Accounting Standards, or SFAS No. 7, Accounting and Reporting by Development Stage Enterprise.

RESULTS OF OPERATIONS

Three months ended September 30, 2005 and 2004

Revenue

We segregate revenue into product revenue, revenue from related party and other revenue. Revenue from related party is composed of license and milestone revenue, instrument and reagent product revenue and other revenue.

	Three Months Ended September 30,
Revenue (dollars in thousands)	2005	2004
Product revenue including product revenue from related party:
Instrument revenue:
Veridex	$391	$25
Other	324	—
Reagents and other product revenue:
Veridex	136	31
Other	17	6

Total product revenue	$868	$62
License and milestone revenue:
Veridex and other related party	240	91
Other revenue	175	1

Total revenue	$1,283	$154

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We earned $868,000 in product revenue in the three months ended September 30, 2005, of which $391,000 was earned from Veridex, a related party. Instrument revenue was $715,000 and reagent revenue was $153,000. Our CellSearch Circulating Tumor Cell Kit, CellSpotter Analyzer and CellTracks AutoPrep System were released for sale for IVD use in metastatic breast cancer in August 2004. Therefore, instrument and reagent revenue increased in 2005 compared to 2004. Included in the three months ended September 30, 2005 revenue is approximately $318,000 of product revenue with no corresponding cost of goods sold.

License and milestone revenue from related party increased by $149,000 to $240,000 for the three months ended September 30, 2005 from $91,000 for the three months ended September 30, 2004. Since June 2004, we received $1.1 million in license and milestone receipts under our Development Agreement with Veridex. License and milestone receipts have been deferred and are amortized on a straight-line basis over the product development period as defined for each product.

In March 2005, we and Veridex agreed that we had successfully completed the criteria for another development milestone relating to the enrollment of the first patient into the bone marrow study and Veridex paid us $334,000. We will recognize this receipt as revenue over the estimated life of the bone marrow study, which we estimate will be completed in the second quarter of 2006.

In August 2003, we sold 80,000 shares of Series F Preferred Stock and entered into a License and Supply Agreement (“License and Supply Agreement”) with another company. We received $400,000 in proceeds for the combined transaction. Because shares of our Series F Preferred Stock were valued at $4.00 per share in a similar transaction, the same value was applied to the shares in this transaction. The amount above the $4.00 per share value of the shares of our Series F Preferred Stock was deemed attributable to the License and Supply Agreement and recorded as deferred license revenue. We recorded this $80,000 premium as deferred license revenue and we have amortized it into income over the two year period of the exclusive supply arrangement with this company which ended in August 2005. We recognized revenue of $6,000 and $11,000 related to the arrangement and recorded it as “Revenue from related party” in the consolidated statement of operations for the three month periods ended September 30, 2005 and 2004 respectively.

As a result of the above, total revenue increased by $1.1 million to $1.3 million in the three months ended September 30, 2005 compared to $154,000 in the corresponding period in 2004.

Costs of goods sold

Costs of goods sold increased to $835,000 in the three months ended September 30, 2005 from zero in the corresponding period in 2004. We began capitalizing inventory and recognizing the corresponding cost of goods sold in October 2004 after the launch of our initial IVD products. Instrument cost of goods sold was $755,000 and reagent cost of goods was $80,000 for the three months ended September 30, 2005. The instrument cost of goods sold includes estimated warranty service costs and other costs related to initial installation.

	Three Months Ended September 30,
	2005	2004
Instruments:
Revenue	$715	$25
Cost of goods sold	755	—

Gross profit (loss)	$(40)	$25

Reagents:
Revenue	$153	$37
Cost of goods sold	80	—

Gross profit	$73	$37

Research and development expenses

Research and development (“R&D”) expenses decreased by $1.1 million, or 16.0%, to $5.8 million in the third quarter of 2005 from $6.9 million in the corresponding quarter in 2004. Salary and salary-related costs were $3.0 million in the third quarter of 2005 compared to $2.9 million in the corresponding quarter in 2004. This increase of $0.1 million, or 4.9%, is due principally to higher staff levels necessary to complete the development of the initial instrument systems and the CellTracks Analyzer II and to complete the

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

development of our CellSearch kit which were launched for IVD use in August 2004. We hired additional personnel during the second half of 2004 to support the commercial launch of our initial products, to support clinical development for clinical trials initiated to monitor metastatic colorectal and metastatic prostate cancer, to expand applications of our cancer diagnostic technology and to expand uses of our technology beyond cancer to other disease states. This increase was offset by the decrease in the portion of stock-based compensation expenses recognized as part of research and development salaries of $253,000 in the third quarter of 2005 versus $577,000 in the third quarter of 2004.

Laboratory supplies and expenses were $105,000, or $1.1 million lower, in the third quarter of 2005 than in 2004. As of October 1, 2004 we began capitalizing inventory on the balance sheet. Prior thereto we had recorded all product-related purchases as part of laboratory supplies and expenses. As a result laboratory supplies purchased and expensed in 2004 but recorded as product inventory effective October 1, 2004 are being used in 2005, thereby lowering the cost of laboratory supplies in 2005. For these reasons, laboratory supply costs are lower in the three months September 30, 2005 compared to the corresponding quarter in 2004.

Clinical trial expenses increased in the third quarter of 2005 by $101,000 to $983,000 from $882,000 in the third quarter of 2004. In the second half of 2004, we initiated a clinical trial for the monitoring of metastatic colorectal cancer. In January 2005 based on encouraging interim data we decided to increase the number of patients to be included in the trial from the original trial size of 200 patients up to 400. We increased our enrollment efforts in order to attempt to complete our patient accrual by December 31, 2005. Also, in October 2004, we initiated a pivotal clinical trial for the monitoring of metastatic prostate cancer, which we believe, if successful, should result in a regulatory submission to the FDA. We anticipate that this level of clinical trial expenditures will continue for the remainder of 2005 and beyond in order to expand the uses of our technology to other cancers, to earlier stages of the cancer disease state and to other disease states where our technology may represent an improvement over current diagnostic techniques.

Contracted research costs were $135,000 lower in the third quarter of 2005 than in the third quarter of 2004. We incurred higher costs associated with manufacturing validation efforts in the third quarter of 2004 as we prepared for the launch of our initial IVD products in August 2004. Therefore, these expenses were not as high in the second quarter of 2005.

Depreciation expense increased in the third quarter of 2005 by $130,000 to $427,000 from $297,000 in the third quarter of 2004. This increase is related primarily to capital expenditures for equipment and facilities related costs incurred in preparation for the launch of our initial commercial products.

A summary of the principal components of our research and development costs for the three months ended September 30, 2005 and 2004 are shown below:

	Three months ended September 30,
Research and development expenses	2005	2004
	(in thousands)
Salaries, benefits and taxes	$3,049	$2,906
Laboratory supplies and expenses	105	1,227
Instrument development costs	67	284
Clinical trial expenses	983	882
Contracted research costs	205	340
Depreciation expense	427	297
Insurance expense	172	187
All others	753	733

Total research and development expenses	$5,761	$6,856

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

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

General and administrative expenses

General and administrative expenses increased by $365,000, or 21.5%, to $2.1 million in the third quarter of 2005 from $1.7 million in 2004. The increase is attributable to staff increases related to commercialization activities as well as to costs related to public company filing and reporting requirements, the certification of our system of internal control related to the Sarbanes-Oxley Act and in support of operating activities.

Interest and other income

Interest and other income increased by $191,000, or 80.3%, to $429,000 in the quarter ended September 30, 2005 from $238,000 in the quarter ended September 30, 2004. The increase in interest income was primarily a result of an interest rate hikes from the federal reserve in the past year.

Interest expense

Interest expense decreased by $30,000, or 20.0%, to $122,000 for the third quarter of 2005 from $153,000 for third quarter of 2004. The decrease was due to lower average debt outstanding in the third quarter of 2005 compared to 2004.

Stock-based compensation expenses

Stock-based compensation expenses were $347,000 and $645,000 for the third quarter ended September 30, 2005 and 2004, respectively. In 2004 we granted common stock options to consultants for services completed as of the option issue date. Therefore we recognized compensation expense related to these option issuances in the three month period ended September 30, 2004. We did not make option grants to consultants in the corresponding period in 2005. Therefore the expense related to stock-based compensation expenses was lower in the quarter ended September 30, 2005 compared to the corresponding period in 2004.

We recognized these expenses as part of research and development expenses and general and administrative expenses as shown below.

	Three Months Ended September 30,
Stock-based compensation expenses included in:	2005	2004
	(in thousands)
Research and development expenses	$253	$577
General and administrative expenses	94	68

Total stock-based compensation expenses	$347	$645

Income taxes

We have incurred net operating losses since our inception and have consequently not paid any federal, state or foreign taxes. As of September 30, 2005, we had approximately $44.5 million of net operating loss carryforwards and approximately $3.7 million in research and development tax credit carryforwards available to offset future regular and alternative taxable income. If not utilized, these net operating loss carryforwards and tax credits will begin to expire in 2018. If we do not achieve profitability, we may lose our net operating loss carryforwards. In addition, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in our ownership occur. We are currently not subject to these limitations.

Net loss and net loss per common share

As a result of the above, the net loss of $7.1 million in the third quarter of 2005 was $1.2 million, or 15.0%, lower than the loss of $8.3 million in the third quarter of 2004.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The net loss per common share of $0.26 in the third quarter of 2005 was $0.10 per share lower than the loss per common share of $0.36 in the second quarter of 2004. Weighted average common shares outstanding during the three months ended September 30, 2005 were approximately 27.5 million compared to 23.0 million for the same period in 2004. We completed the sale of 4.1 million common shares in June 2005 thereby increasing the weighted average number of common shares outstanding in the three months ended September 30, 2005.

Nine months ended September 30, 2005 and 2004

Revenue

We segregate revenue into product revenue, revenue from related party and other revenue. Revenue from related party is composed of license and milestone revenue, instrument and reagent product revenue and other revenue.

	Nine Months Ended September 30,
Revenue (dollars in thousands)	2005	2004
Product revenue including product revenue from related party:
Instrument revenue:
Veridex	$832	$129
Other	803	—
Reagents and other product revenue:
Veridex	301	31
Other	64	23

Total product revenue	$2,000	$183
License and milestone revenue:
Veridex and other related party	820	175
Other revenue	277	14

Total revenue	$3,097	$372

We recognized $2.0 million in product revenue in the nine months ended September 30, 2005, of which $1.1 million was earned from Veridex, a related party. Instrument revenue was $1.6 million and reagent revenue was $365,000. We recognized revenue from the sale of twelve CellTracks AutoPrep Systems and sixteen cell analyzers in the nine months ended September 30, 2005. Four CellTracks AutoPrep Systems and nine cell analyzers were sold to JNJ affiliates. In the corresponding period of 2004, one Celltracks AutoPrep System and one cell analyzer were sold. Included in the 2005 revenue is approximately $932,000 of product revenue with no corresponding cost of goods sold. As noted above, we began capitalizing inventory as of October 1, 2004. The manufacturing cost of goods sold for these products were previously expensed as research and development expense.

License and milestone revenue from related party increased by $645,000 to $820,000 for the nine months of 2005 from $175,000 for the corresponding 2004 period. From August 1, 2000 to September 30, 2005, we received $6.2 million in license and milestone receipts under our Development Agreement with Veridex. License and milestone receipts have been deferred and are amortized on a straight-line basis over the product development period as defined for each specific product.

In March 2005, we and Veridex agreed that we had successfully completed the criteria for another development milestone relating to the enrollment of the first patient into the bone marrow study and Veridex paid us $334,000. We will recognize this receipt as revenue over the estimated life of the bone marrow study, which we estimate will be completed in the second quarter of 2006.

In August 2003, we sold 80,000 shares of Series F Preferred Stock and entered into a License and Supply Agreement (“License and Supply Agreement”) with another company. We received $400,000 in proceeds for the combined transaction. Because shares of our Series F Preferred Stock were valued at $4.00 per share in a similar transaction, the same value was applied to the shares in this transaction. The amount above the $4.00 per share value of the shares of our Series F Preferred Stock was deemed attributable to the License and Supply Agreement and recorded as deferred license revenue. We recorded this $80,000 premium as deferred license revenue and we have amortized it into income over the two year period of the exclusive supply arrangement with this company which ended in August 2005. We recognized revenue of $27,000 and $31,000 related to the arrangement and recorded it as “Revenue from related party” in the consolidated statement of operations for the nine month periods ended September 30, 2005 and 2004, respectively.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Therefore, total revenue increased by $2.7 million to $3.1 million in the nine months ended September 30, 2005 as compared to $372,000 in the corresponding period in 2004.

Costs of goods sold

Costs of goods sold increased to $1.6 million in the nine months ended September 30, 2005 from zero in the corresponding period in 2004. We initiated the practice of recording costs of goods sold and capitalizing inventory in October 2004 after the launch of our initial IVD products.

Instrument cost of goods sold was $1.5 million and reagent cost of goods was $168,000 for the nine months ended September 30, 2005.

	Nine Months Ended September 30,
	2005	2004
Instruments:
Revenue	$1,635	$129
Cost of goods sold	1,477	—

Gross profit	$158	$129

Reagents:
Revenue	$365	$54
Cost of goods sold	168	—

Gross profit	$197	$54

Research and development expenses

Research and development expenses decreased by $737,000, or 4.1%, to $17.2 million in the nine months of 2005 from $18.0 million in the corresponding 2004 period. Salary and salary-related costs were $9.1 million in the nine months of 2005 compared to $7.6 million in the corresponding 2004 period. This increase of $1.5 million or 19.9% is due principally to higher staff levels necessary to complete the development of certain instrument platforms and complete the development of our initial cancer monitoring test. We hired additional personnel during the second half of 2004 to support the commercial launch of our initial products, to support clinical development to expand applications of our cancer diagnostic technology and to expand uses of our technology beyond cancer to other disease states. The portion of stock-based compensation expenses recognized as part of research and development salaries was $869,000 in the nine months of 2005 versus $1.0 million in the nine months of 2004.

Laboratory supplies and expenses were $603,000, or $3.0 million lower, in the nine months of 2005 than in 2004. As of October 1, 2004 we began capitalizing inventory. Prior thereto, we had recorded all inventory related costs as part of laboratory supplies and expenses. The costs incurred in the first half of 2004 were initial inventory purchases made in preparation for product launch but recorded as laboratory supplies and expenses. These purchases in 2005 were capitalized as inventory.

Instrument development costs decreased by $155,000 to $452,000 in the nine months of 2005 from $607,000 in the corresponding period in 2004. This decrease was a result of the launch of the CellTracks Analyzer II in June of 2005.

Clinical trial expenses increased in the nine months of 2005 by $1.1 million to $2.9 million from $1.8 million in the corresponding period of 2004. In the second half of 2004, we initiated a clinical trial for the monitoring of metastatic colorectal cancer. In January 2005, based on encouraging interim data we decided to increase the number of patients to be included in the trial from the original trial size of 200 patients up to 400. We increased our enrollment efforts in order to attempt to complete our patient accrual by December 31, 2005. Also, in October 2004, we initiated a pivotal clinical trial for the monitoring of metastatic prostate cancer, which we believe, if it is successful, should result in a regulatory submission to the FDA. We anticipate increasing our clinical trial expenditures in the remainder of 2005 and beyond in order to expand the uses of our technology to other cancers, to earlier stages of the cancer disease state and to other disease states where our technology may represent an improvement over current diagnostic techniques.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contracted research costs were $470,000 lower in the nine months of 2005 than in the corresponding period of 2004. We incurred higher costs associated with manufacturing validation efforts in the first half of 2004 as we prepared for the launch of our initial IVD products in August 2004. Therefore, these expenses were not as high in 2005.

Depreciation expense increased in the nine months of 2005 by $343,000 to $1.2 million from $842,000 in the nine months of 2004. This increase is primarily related to capital expenditures for equipment and facilities related costs incurred in preparation for the launch of our initial commercial products.

Insurance expenses increased by $129,000 in the nine months of 2005 over the same period in 2004 related principally to allocated costs of directors and officers liability insurance which increased as a result of our completion of our IPO in April 2004.

A summary of the principal components of our research and development costs for the nine months ended September 30, 2005 and 2004 are shown below:

	Nine months ended September 30,
Research and development expenses	2005	2004
	(in thousands)
Salaries, benefits and taxes	$9,114	$7,602
Laboratory supplies and expenses	603	3,600
Instrument development costs	452	607
Clinical trial expenses	2,942	1,762
Contracted research costs	651	1,122
Depreciation expense	1,186	842
Insurance expense	550	421
All others	1,748	2,028

Total research and development expenses	$17,246	$17,984

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

General and administrative expenses

General and administrative expenses increased by $1.7 million, or 39.3%, to $6.1 million in the nine months of 2005 from $4.4 million in 2004. The increase is attributable principally to staff increases related to commercialization activities as well as to costs related to public company filing and reporting requirements, the certification of our system of internal control related to the Sarbanes-Oxley Act and in support of operating activities. Salary related costs increased by $832,000 in the nine months of 2005, due principally to increases in personnel throughout the period from April 2004 through March 2005.

Insurance expenses increased by $32,000 as a result of the allocated portion of the higher directors and officers’ liability insurance which increased as a result of our completion of our IPO in April 2004.

Interest and other income

Interest and other income increased by $536,000, or 116.9%, to $995,000 in the nine months of 2005 from $459,000 in the corresponding 2004 period. The increase in interest income was primarily a result of an increase in average invested cash balances in 2005 and the increases in interest rates over the past year.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense

Interest expense decreased by $116,000, or 24.0%, to $367,000 for the nine months of 2005 from $484,000 for nine month period of 2004. The decrease was due to lower average interest rates on our debt outstanding in the first half of 2005 compared to the 2004 period.

Stock-based compensation expenses

Stock-based compensation expenses were $1.1 million and $1.3 million for the nine months ended September 30, 2005 and 2004, respectively. In August 2004, we granted common stock options to consultants for services completed as of the option issue date. Therefore, we recognized compensation expense related to these option issuances in the nine month period ended September 30, 2004. We have not made option grants to consultants in the corresponding period in 2005 but have recognized certain stock-based compensation expenses for grants of restricted common stock which were made in January 2005 to certain of our executives. Therefore the expense related to stock-based compensation expenses was lower in the nine months ended September 30, 2005 compared to the corresponding period in 2004.

We recognized these expenses as part of research and development expenses and general and administrative expenses as shown below.

	Nine Months Ended September 30,
Stock-based compensation expenses included in:	2005	2004
	(in thousands)
Research and development expenses	$870	$1,039
General and administrative expenses	272	282

Total stock-based compensation expenses	$1,142	$1,321

Income taxes

We have incurred net operating losses since our inception and have consequently not paid any federal, state or foreign taxes. As of September 30, 2005, we had approximately $44.5 million of net operating loss carryforwards and approximately $3.7 million in research and development tax credit carryforwards available to offset future regular and alternative taxable income. If not utilized, these net operating loss carryforwards and tax credits will begin to expire in 2018. If we do not achieve profitability, we may lose our net operating loss carryforwards. In addition, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in our ownership occur. We are currently not subject to these limitations.

Net loss and net loss per common share

The net loss of $21.2 million in the nine months ending September 30, 2005 was $755,000, or 3.4%, lower than the loss of $22.0 million in the corresponding 2004 period.

At the completion of our IPO on April 21, 2004 approximately 52.1 million preferred shares were converted into 15.5 million shares of common stock. In addition, we completed the sale of 4.1 million shares of common stock in June 2005. As the result, the net loss per common share of $0.86 in the nine months of 2005 was $0.70 per share lower than the loss per common share of $1.56 in the corresponding 2004 period. Weighted average common shares outstanding during the nine months ended September 30, 2005 were approximately 24.7 million compared to 14.1 million for the same period in 2004.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company. Although our initial cancer diagnostic products have been launched, we have not yet generated a significant amount of revenue from the sales of these products. We believe that we will need to demonstrate that we can generate substantial and sustainable revenue, particularly reagent revenue, in order to consider ourselves a fully operational company. We have financed our operations since inception through private and public equity, debt financings, license and milestone revenues from corporate collaborations, capital equipment and leasehold financing, government grants and interest earned on cash and investments. Since our inception, we have generated net losses of $112.8 million from operations.

Cash and short-term investments decreased by $3.8 million in the nine month period ended September 30, 2005 to $49.3 million from $53.1 million as of December 31, 2004. This decrease was principally the result of the net loss of $21.2 million for the nine months ended September 30, 2005 which was offset by the receipt of $18.0 in net proceeds from the sale of 4.1 million shares of common stock in June 2005.

We used $19.1 million in our operating activities in the nine months ended September 30, 2005 compared to $17.5 million in same period in 2004 and $97.9 million from inception through September 30, 2005. Our operating activities during these periods consisted principally of research and development and clinical trials expenses incurred in the development and launch of our initial cancer diagnostic products.

We used cash of $1.5 million in our investing activities in the nine months ended September 30, 2005. We received net proceeds from maturities of our investments of $1.6 million and invested $3.1 million on capital expenditures. We used approximately $26.4 million in investing activities in the nine months ended September 30, 2004 principally as a result of investing the cash proceeds from our IPO in various investments. We have used $38.1 million in investing activities from inception through September 30, 2005. The principal uses have been the net investment purchases of $25.0 million and purchases of $13.1 million of property and equipment.

We generated cash of $18.6 million from our financing activities in the nine months ended September 30, 2005 and $48.8 million in the same period in 2004. From inception to September 30, 2005 we have generated cash from financing activities of $161.5 million. In June 2005 we raised $18.0 million in proceeds, net of expenses, through the sale of 4.1 million shares of common stock pursuant to shelf registration statement filed in May 2005. We received proceeds from bank borrowings of $2.8 million and made principal payments of $2.6 million in the nine months ended September 30, 2005 compared to proceeds from bank borrowings of $1.5 million and principal payments of $2.7 million in the nine months ended September 30, 2004. From inception to September 30, 2005, we have received $20.5 million in proceeds from borrowings and made principal payments of $13.7 million. On April 21, 2004, we completed our IPO. In the IPO, we sold 6.9 million shares of our common stock at $8.00 per share. We raised a total of $49.4 million, net of fees and expenses totaling $1.9 million.

From inception to September 30, 2005 we have raised $70.7 million from the sale of our common stock, net of offering fees and expenses and $85.1 million, net of issuance costs, from the sale of our preferred stock.

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Since March 1999, we have also borrowed $20.5 million through equipment lines of credit and have received $6.2 million in milestone receipts from Veridex. Our liquidity requirements are the result primarily of research and development and other operating expenditures, capital equipment expenditures and payments on outstanding indebtedness. Sales of our common and preferred stock, since inception, are summarized below:

Summary of all sales of common and convertible preferred stock	Year(s)	Number of shares	Price per share	Net proceeds (in thousands)	Equivalent common shares
Initial sale of common stock (private)	1984	10,000	$150.00	$1,500	10,000
Convertible preferred stock
Series A	1988	36,350	10.00	364	669,343
Series B	1989	30,000	10.00	300	236,952
Series C	1990	30,000	10.00	300	296,016
Series D	1999, 2004	33,971,098	0.32	10,597	2,216,742
Series E	2000	4,588,612	4.74	21,612	3,059,083
Series F	2001, 2003	13,454,500	4.00	51,942	8,969,677
Initial public offering	2004	6,900,000	8.00	49,427	6,900,000
Secondary sale of common stock	2005	4,137,902	4.75	17,981	4,137,902
Exercise of options and warrants and other sales of common stock	various			1,802	996,993

				$155,825	27,492,708

As of September 30, 2005, we did not have any off balance sheet financing arrangements.

The following table summarizes our contractual obligations and related interest charges on lines of credit at September 30, 2005 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due in
Contractual obligations	Total	2005	2006 and 2007	2008 and 2009	After 2009
	(in thousands)
Lines of credit	$6,388	$901	$4,312	$1,175	$—
Operating leases	5,342	244	1,991	2,029	1,078
Open purchase order commitments (1)	8,007	8,007	—	—	—

Total contractual obligations	$19,737	$9,152	$6,303	$3,204	$1,078

(1)	The amounts included in open purchase order commitments are subject to performance under the purchase order by the supplier of the goods or services and do not become our obligation until such performance is rendered. The amount shown is principally for the purchase of materials for our instrument platforms, which we anticipate will be sold by us to customers and for various items such as contingent patient accrual commitments related to our clinical trials. Most patient accrual costs are payable only after successful completion of patient accrual.

We also have contingent obligations for research and development and clinical trial expenditures under our Development Agreement with Veridex. Specifically, we must pay the first $5.0 million in clinical trial costs for the first cellular analysis product for general population screening for a major cancer, and Veridex is responsible for the next $5.0 million of such clinical trial costs. We have agreed to negotiate in good faith for the allocation of costs in excess of $10.0 million. As of September 30, 2005 we have not incurred any costs related to clinical trials for a product for general population screening, and we do not anticipate spending any funds on clinical trials toward such a product through 2005.

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

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Development Agreement with Veridex provides for a total of up to $10.5 million in non-refundable license and milestone payments related to research and development activities including up to $1.5 million for the initial license and up to $9.0 million related to the completion of certain instrument and clinical trial milestones. We have received $6.2 million of these milestone payments as of September 30, 2005. We expect to earn the remaining $4.3 million over the next three to five years.

We currently do not expect that any of the milestone payments discussed above will be materially delayed beyond their applicable target dates. However, because these milestone payments are related to the successful completion of the payment criteria included in our agreement with Veridex, including completion of clinical trials, development activities and receipt of regulatory clearances, we may be unable to successfully complete the payment criteria in a timely manner, if at all. Veridex is responsible under the Development Agreement for obtaining all regulatory clearances for indications related to the CellSearch kit, in consultation with us, for these cell analysis products in the field of cancer. Also, we and Veridex will continue to evaluate our development program in cancer, particularly clinical development and may negotiate changes to milestones that have not yet been achieved, although we do not expect that the aggregate amount of the milestones will change.

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

We also have established a sales agency arrangement with Veridex with respect to our sample preparation and cell analysis systems. Under this arrangement, Veridex is our exclusive sales, invoicing and collecting agent and exclusive instrument and technical service provider for these systems in the field of cancer. Veridex is responsible for all expenses for marketing, sales and training, and we are responsible for all software development and validation as well as quality control and quality assurance. We are responsible for shipping systems pursuant to purchase orders received by Veridex. We are obligated to pay Veridex a commission on each sale or lease of these sample preparation and cell analysis systems of up to 15% of the invoice price, subject to a minimum gross profit margin received by us on each system of 27.5%. Some customers may enter into a reagent rental agreement with Veridex, whereby the reagent price also carries an amortized cost of the instrument, based on an agreed test volume. In these cases, Veridex will pay us a percentage of the fully loaded cost of the instrument when it is placed in the account. We are responsible for the costs associated with the one-year warranty period. Veridex has the option under the agreement to convert the sales agency relationship to a sole distributorship arrangement upon 12-months’ written notice. However, we do not anticipate earning significant gross margins or incurring significant losses on the sale, lease or rental of our CellTracks AutoPrep System, our CellSpotter Analyzer or our CellTracks Analyzer II. We anticipate that the majority of our future gross margins and future profits derived under our agreement with Veridex will result from the sales of reagents and ancillary products.

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

Immunicon Corporation and Subsidiaries (A Development Stage Company)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2005, we had $13.6 million in available credit under our credit agreements, respectively. The available borrowing capacity under our SVB credit facility was $9.5 million and it expires on June 30, 2006 and available borrowing capacity under our GE credit facility was $4.1 million and it expires April 30, 2006. We were in compliance with all provisions of our various loans as of and for the three and nine month periods ended September 30, 2005 and 2004.

On May 6, 2005, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement permits the offer, sale and issuance by us from time to time, in one or more offerings, of up to an aggregate of $75 million of our common stock, preferred stock, debt securities, warrants, depositary shares, stock purchase contracts and stock purchase units. The terms of any offering will be established at the time of the offering. On June 29, 2005, we sold 4,137,902 shares of our common stock at $4.75 per share pursuant to this shelf registration statement and received $18.0 million in proceeds, net of expenses.

In June 2005, we announced that we, along with the Fox Chase Cancer Center were awarded a Small Business Technology Transfer grant totaling approximately $587,000 by the National Institutes of Health (“NIH”). Under the provisions of the grant we can receive up to approximately $1.1 million over two years. The NIH grant is intended to fund the development of a new strategy to actively monitor the effectiveness of cancer drugs in clinical trials.

On August 29, 2005, we announced that we were reducing staff and other expenses in order to align costs with our commercialization strategy and revenue ramp and we reduced our workforce by approximately 25% as of that date. We anticipate recording total charges of up to $1 million related to the staff and other cost reductions. We expect to make all severance-related payments, totaling approximately $400,000, before the end of 2005. These severance costs have been recorded as operating expenses in the quarter ended September 30, 2005. We expect to incur charges of up to an estimated additional $600,000 such as those related to space consolidation, among others, in the first half of 2006.

This workforce reduction represented approximately 25% of full-time equivalent domestic staff principally in research and development, operations and certain support functions. A significant component of the workforce reduction involved employees who were engaged in platform development programs that are now essentially completed, such as our next generation cell analysis platform, the CellTracks Analyzer II™. Additionally, we have completed development of core reagents and ancillary components incorporated in cell analysis kits, most notably the CellSearch™ Circulating Tumor Cell (CTC) Kit, sold by Veridex. We also continue to pursue important development projects such as clinical trials in metastatic colorectal and prostate cancer and research and development efforts on circulating endothelial cells and certain molecular analysis products. The clinical trials in metastatic colorectal and prostate cancer are intended to lead to regulatory submissions for expanded claims for the CellSearch CTC Kit.

Based on our operating plans, we believe that our available cash will be sufficient to finance operations and capital expenditures until at least September 30, 2006. Our future capital requirements include, but are not limited to, supporting our research and development efforts and our clinical trials, although we are not obligated to meet any absolute minimum dollar spending requirements under our current operating agreements. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities, our clinical trials and capital requirements related to our commercialization efforts. We had $50.1 million in cash on hand and investments of which $49.3 million was in cash and short term investments, and approximately $13.6 million in available lines of credit as of September 30, 2005. We plan to use our cash on hand and our available lines of credit to continue to develop our cancer diagnostic products beyond breast cancer to other types of solid tissue cancers and to explore the uses of our technology in earlier stages of the cancer disease process. Also, we plan to explore development of uses for our technology outside of cancer such as in cardiovascular disease. We plan to use our cash on hand, anticipated funds generated from the sales of our products as well as additional equity or debt-related offerings to finance our future development efforts. We may not be successful in generating sufficient product sales or raising sufficient funds from the sale of equity or debt securities to support the research and development expenses necessary to expand the uses of the technology into other cancers and in non-cancer diseases. In addition, if we are unsuccessful in our product development efforts, additional financing may not be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may elect to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities, which could have a material adverse effect on our financial condition and operating results.

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

In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment. Statement No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. This statement is effective for the first fiscal year beginning after June 15, 2005. We will adopt Statement No. 123(R) beginning with the first quarter of fiscal 2006. Adoption of the statement will require us to record compensation expense relating to the issuance of employee stock options. Currently, we follow APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of our stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. We are currently evaluating the impact of the adoption of this statement will have on our consolidated financial statements.

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

We are a development stage company with limited operating history. We have incurred significant net losses since we began operations in 1983. As of September 30, 2005, we had a deficit accumulated during our development stage of $112.8 million. For the three months ended September 30, 2005 and 2004 we had net losses of $7.1 million and $8.3 million, respectively. For the nine months ended September 30, 2005 and 2004 we had net losses of $21.2 million and $22.0 million, respectively. These losses have resulted primarily from costs incurred in our research and development programs and from our general and administrative expenses. Because our operating expenses may increase in the near term, we will need to generate significant additional revenue to achieve profitability. As we do not as yet have sufficient operating revenue from the sales of our products to offset our losses, we do not expect to have any significant operating income from the sale of our products until at least 2008. We will continue to incur research and development and clinical trial expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development efforts, market acceptance and uncertainties concerning the success of sales efforts by us and Veridex, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

If our relationship with Veridex is terminated or does not function effectively, we may be unable to continue to commercialize effectively certain of our products based on our technologies in the field of cancer.

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

Risk Factors

If our products and Veridex’s products do not achieve market acceptance, we will be unable to generate significant revenues from them.

The future commercial success of our products and of Veridex’s products based on our technologies will depend primarily on:

•	convincing research, reference and clinical laboratories to conduct validation studies using these products and to offer these products as research tools for scientists and clinical investigators and as diagnostic products to physicians, laboratory professionals and other medical practitioners; and

•	convincing physicians to order tests for their patients, and laboratory professionals and other medical practitioners to use our technologies.

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

Risk Factors

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

We and any third-party manufacturers that we currently rely on or will rely on in the future, including those we rely on to produce our CellTracks AutoPrep System and CellSave Preservative Tube, must continuously adhere to the current good manufacturing practices, or cGMP, set forth in the FDA’s Quality System Regulations, or QSR, and enforced by the FDA through its facilities inspection program. In complying with QSR, we and any of our third-party manufacturers must expend significant time, money and effort in design and development, testing, production, record-keeping and quality control to assure that our products meet applicable specifications and other regulatory requirements. The failure to comply with these specifications and other requirements could result in an FDA enforcement action, including the seizure of products and shutting down production. We or any of these third-party manufacturers also may be subject to comparable or more stringent regulations of foreign regulatory authorities, which include compliance with ISO 13485 2003 and the European Union’s in vitro Diagnostic Directive 98/97/EC. If we or any of our third-party manufacturers fail to comply with these regulations, we might be subject to regulatory action, which could delay or curtail our ability to develop, and Veridex’s and our ability to commercialize, products based on our technologies.

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

Risk Factors

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

Risk Factors

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

To improve our competitive position, we believe that we will need to develop new products as well as improve our existing instruments, reagents and ancillary products. Improvements in operator workflow, automation and throughput (the number of tests that can be performed in a specified period of time) for our products will be important to maintain a competitive position of our products as we market to a broader, perhaps less technically proficient, group of customers. Our ability to develop new products and make improvements in our products may face difficult technological challenges leading to development delays. For example, we had experienced delays in connection with the development of our laser-based CellTracks Analyzer cell analysis instrument for use in cancer diagnostic testing. These delays were the result of technical problems associated with reliability of the system to detect cancer cells. In response, in June 2005, we introduced a second generation instrument, the CellTracks Analyzer II, which, among other improvements over our current CellSpotter Analyzer, implements enhancements such as the automation of data acquisition and enhanced detection of CTCs and other types of cells. We are also continuing to develop our analyzer platforms further because we believe that some of the planned features, such as foreign language capability and the ability to quantify cellular markers using ASRs, may be required to remain competitive and address future potential research and clinical applications and to remain competitive. If we are unable to successfully complete development of new products or planned enhancements to our products, in each case without significant delays, our future competitive position may be adversely affected.

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

Risk Factors

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

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. Since initial trading of our stock began in April 2004 through September 30, 2005, our average daily trading volume has been 107,247 shares. Substantially all of the 27.5 million shares outstanding are eligible for sale in the public market. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

Risk Factors

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

As of September 30, 2005, options to purchase 3,198,730 shares of our common stock and warrants to purchase 42,169 shares of our common stock were outstanding. A total of 1,312,740 of the outstanding options and warrants are “in the money” and exercisable as of September 30, 2005. “In the money” means that the current market price of the common stock is above the exercise price of the shares subject to the warrant or option. The issuance of common stock upon the exercise of these options and warrants could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

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

Risk Factors

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

(b)

10.1	Form of Option Grant (incorporated by reference to Exhibit 10.1 of Immunicon Corporation’s Current Report on Form 8-K filed on August 31, 2005).

10.2	Second Amendment to Amended and Restated Loan and Security Agreement, dated October 14, 2005, between Immunicon Corporation, it wholly-owned subsidiaries and Silicon Valley Bank. (incorporated by reference to Exhibit 10.1 of Immunicon Corporation’s Current Report on Form 8-K filed on October 20, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

IMMUNICON CORPORATION

Date: November 11, 2005	By:	/S/ EDWARD L. ERICKSON
Edward L. Erickson
Chairman of the Board and Chief Executive Officer
(Principal executive officer)

Date: November 11, 2005	By:	/s/ JAMES G. MURPHY
James G. Murphy
Senior Vice President, Finance and Administration,
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Number	Description
10.1	Form of Option Grant (incorporated by reference to Exhibit 10.1 of Immunicon Corporation’s Current Report on Form 8-K filed on August 31, 2005).

10.2	Second Amendment to Amended and Restated Loan and Security Agreement, dated October 14, 2005, between Immunicon Corporation, its wholly-owned subsidiaries and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 of Immunicon Corporation’s Current Report on Form 8-K filed on October 20, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Edward L. Erickson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James G. Murphy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.