Form 10-K
period 2005-12-31
IMMUNICON CORP
filed 2006-03-15
CIK 1083132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by nonaffiliates of the registrant, was approximately $139.1 million, based on closing price of $5.08 as reported by Nasdaq on June 30, 2005. For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than 10% of the common stock of the registrant.

The number of shares of the registrant’s Common Stock outstanding as of March 1, 2006 was 27,585,005.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the definitive proxy statement for the registrant’s 2005 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

The information contained in this Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often preceded by words such as “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “assume,” “will” and similar expressions. We caution investors not to place undue reliance on the forward-looking statements contained in this report. Forward-looking statements included in this report relate to financing and capital needs and resources, product development, our relationship with Veridex, a Johnson & Johnson company, research, development and sales based milestones and related payments from Veridex, expansion of research and development activities and increases in research and development costs, instrument system and platform improvement activities and costs, our relationship with Twente University, and other such institutions and companies with which we have a contractual relationship ,expansion of clinical trials and related costs, use of net proceeds from the sale of common stock and other funds, and other statements regarding matters that are not historical facts. Forward-looking statements speak only as of the date of this report, reflect management’s current expectations and involve certain factors, such as risks and uncertainties, that may cause actual results to be far different from those suggested by our forward-looking statements. These factors include, but are not limited to, risks associated with our dependence on Veridex, our capital and financing needs, research and development and clinical trial expenditures, commercialization of the our product candidates, our ability to use licensed products and to obtain new licenses from third parties, our ability to manage growth, our ability to obtain necessary regulatory approvals, reliance on third-party manufacturers and suppliers, reimbursement by third-party payors to our customers for our products, compliance with applicable manufacturing standards, our ability to earn license and milestone payments under our agreement with Veridex, our ability to retain key management or scientific personnel, delays in the development of new products or to planned improvements to our products, effectiveness of our products compared to competitors’ products, protection of our intellectual property and other proprietary rights, conflicts with the intellectual property of third parties, product liability lawsuits that may be brought against us, labor, contract or technical difficulties, competitive pressures in our industry, other risks and uncertainties discussed under the caption “Risk Factors,” and other risks and uncertainties, as may be detailed from time to time in our public announcements and SEC filings.

We do not intend to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements other than as required under the federal securities laws.

Immunicon is a registered trademark of Immunicon Corporation. The Immunicon logo is a registered stylized trademark of Immunicon Corporation. CellSpotter, CellTracks, AutoPrep, MagNest and CellSave are registered trademarks of Immunivest Corporation, a wholly owned subsidiary of Immunicon Corporation, and CellTracks EasyCount, EasyCount, CellTracks MagNest, CellPrep and CellTracks Analyzer II are trademarks of Immunivest Corporation. The CellTracks Analyzer logo, CellTracks AutoPrep logo and CellSpotter Analyzer logo are registered stylized trademarks of Immunivest Corporation, and the CellTracks MagNest logo and CellSave Preservative Tube logo are stylized trademarks of Immunivest Corporation. CellSearch is a registered trademark of Johnson & Johnson. All other trademarks appearing in this Annual Report are the property of their respective holders.

Item 1.    Business

Overview

Our business principally involves the development, manufacture, marketing and sale of proprietary cell-based diagnostic and research products and certain service activities with a primary focus on cancer. We believe that our products can provide significant clinical benefits by giving physicians better information

Part I

to understand, treat, monitor and diagnose cancer and predict outcomes. Our technologies can identify, count and characterize a small number of circulating tumor cells, or CTCs, and other rare cells present in a blood sample from a patient. We also employ our technologies to provide analytical services to pharmaceutical and biotechnology companies to assist them in developing of new therapeutic agents.

In August 2000, we entered into a development, license and supply agreement with Ortho-Clinical Diagnostics, or OCD, a Johnson & Johnson company, which subsequently assigned all rights and obligations under the agreement to Veridex, LLC, or Veridex, also a Johnson & Johnson company. Under the terms of this agreement, we granted to Veridex a worldwide exclusive license within the field of cancer to commercialize cell analysis products incorporating our technologies. In March 2004, we began commercialization of products that incorporate our technology for research use only, or RUO, including third-party shipments of the Veridex CellSearch™ Circulating Tumor Cell Kit, the Immunicon CellTracks® AutoPrep® System, and Immunicon CellSpotter® Analyzer. Veridex received 510(k) clearance from the US Food and Drug Administration, or FDA, in January 2004 for in vitro diagnostic, or IVD, use of the Veridex CellSearch Circulating Tumor Cell, or CTC Kit in the management of metastatic breast cancer (breast cancer that has spread beyond the primary breast tumor). Commercialization of our products for IVD use began in October 2004. In June 2005, we announced the release for sale of our new rare cell analysis platform, the CellTracks Analyzer II. This product is the next generation analyzer to our CellSpotter Analyzer. Veridex received FDA clearance in October 2005 for expanded claims for the CellSearch CTC Kit in metastatic breast cancer.

Our products are primarily intended for use as an integrated system, consisting of kits containing reagents for use with our instruments and other system components that enable scientists, physicians and laboratories to collect, isolate, label, count and analyze CTCs and other rare cells and their derivative components such as DNA and chromosomes. CTCs can appear in extremely low number, sometimes as few as one or two CTCs in a test tube of blood that contains billions of cells of various types. Our clinical trials suggest that the presence of even a few CTCs in a blood sample is biologically and clinically important, as it predicts whether a therapy is likely to offer benefit to the patient.

Our products currently are being sold to hospitals, reference laboratories, clinical research organizations, or CROs and pharmaceutical/biotechnology companies under the terms of our agreement with Veridex. We have shipped our products to customers in the US, Europe, Japan and Hong Kong. Our customer base includes some of the largest cancer treatment centers in these geographic areas as well as Quest Diagnostics Incorporated and SRL, Inc., the largest reference laboratories in the US and Japan, respectively. Quest Diagnostics Incorporated and SRL, Inc. both have multiple instrument systems installed and offer testing for both CTCs and circulating endothelial cells, or CECs.

From product launch through December 31, 2005, we have shipped 47 cell analyzers (22 CellTracks Analyzer II systems and 25 CellSpotter Analyzer systems) and 42 CellTracks AutoPrep systems. From product launch until December 31, 2005, we have recognized revenue from the sale of 34 cell analyzers (13 CellTracks Analyzer II systems and 21 CellSpotter Analyzer system) and 30 CellTracks AutoPrep systems.

From product launch through December 31, 2005, we recognized revenues from the sale of 15 systems to third-party customers. Systems are comprised of one cell analyzer and one CellTracks AutoPrep system. These systems were sold to two major reference laboratories, to hospitals/research institutes, pharmaceutical companies who intend to use the products in the development of pharmaceutical products, and to CROs who offer testing services to pharmaceutical and biotechnology clients. From product launch through December 31, 2005, we have recognized instrument revenues from a related party for the sale of 14 complete systems. In addition to these complete systems, we have recognized revenue from the sale of five CellTracks Analyzer II instruments and one CellTracks AutoPrep instrument to a related party. For the year ended December 31, 2005, we recognized revenue from the

Part I

sale of 23 cell analyzers (13 CellTracks Analyzer II and ten CellSpotter Analyzers) and 19 CellTracks AutoPrep instruments and recorded $2.4 million in instrument sales.

Typically, when we ship systems to customers we grant a period of time to allow the customer to evaluate the system and to perform the required validation and training before requiring that the customer purchase the system. Therefore, recognition of revenue related to instrument shipments is typically delayed for a period of several months while customers complete validation of these systems in their laboratories.

A summary of instrument shipments and instruments sold is included below:

	Fiscal Years Ended December 31,
Instrument shipments	2005	2004	2003
CellTracks Analyzer II
J&J affiliates	7	—	—
Other customers	15	—	—

Total CellTracks Analyzer II	22	—	—
CellSpotter Analyzer
J&J affiliates	4	9	1
Other customers	3	8	—

Total CellSpotter	7	17	1
Total Analyzers	29	17	1

CellTracks AutoPrep
J&J affiliates	7	9	1
Other customers	17	8	—

Total CellTracks AutoPreps	24	17	1

Instrument sales
CellTracks Analyzer II
J&J affiliates	6	—	—
Other customers	7	—	—

Total CellTracks Analyzer II	13	—	—
CellSpotter Analyzer
J&J affiliates	4	8	1
Other customers	6	2	—

Total CellSpotter	10	10	1
Total Analyzers	23	10	1

CellTracks AutoPrep
J&J affiliates	6	8	1
Other customers	13	2	—

Total CellTracks AutoPreps	19	10	1

For the year ended December 31, 2005, we had $601,000 in reagent revenue from the sale of test kits and other consumable products to Veridex and to third-party customers.

In January 2004, we completed a multi-center pivotal clinical trial (a large trial designed to support a regulatory submission) of 177 metastatic breast cancer patients to determine the significance of CTCs. Based on the data from this pivotal trial, Veridex received 510(k) clearance for the CellSearch CTC Kit for use in metastatic breast cancer.

Part I

We continued to monitor the patients’ progress over time, and at the 2005 meeting of the American Society of Clinical Oncologists, or ASCO we presented additional data that demonstrated that CTCs results are predictive of outcome at every time point assessed for patients with metastatic breast cancer. The data represent an update to results from a 177 patient study that were published in The New England Journal of Medicine in August 2004. The original data showed that more than 5 CTCs per 7.5 mL of blood drawn at the baseline and at first follow-up after initiation of a new line of therapy predict shorter progression-free survival, or PFS and overall survival, or OS. Follow-up in this data set was performed three to four weeks, six to eight weeks, nine to 14 weeks and 15 to 20 weeks after initiation of therapy and the median follow-up was extended to approximately 20 months from enrollment. The data confirms that CTC results at all monthly time points assessed predict PFS and OS. The differences were statistically significant for patients undergoing chemotherapy and for those receiving hormonal therapy. In multivariate analyses (statistical analyses of the data to assess the importance of multiple variables), CTC levels remained the strongest and most significant independent predictor of poor outcome. This data expands the clinical usefulness of the test for the oncologist in the management of their metastatic breast cancer patients because it provides new and useful information every time the test is performed. We submitted this additional information to the FDA in a 510(k) regulatory submission requesting that we be able to include this information in the package insert regarding prediction of outcomes at multiple time points. The 510(k) was cleared in October 2005.

Also in 2005, we completed a subset analysis of the same study that we believe demonstrates the significance of measuring the number of CTCs in metastatic breast cancer patients with disease that has metastasized primarily to the bone. Approximately 30% of all metastatic breast cancer patients have this so-called “non-measurable” disease, which cannot be easily monitored with existing imaging tools. Analysis was done to compare outcome prediction of imaging and CTC results for 223 patients, including the original 177 patients in the study, plus an additional group of 46 patients with non-measurable disease. In measurable disease, CTCs were a better predictor of survival than Computed Tomography, or CT scans. In the 46 patients with non-measurable disease, the data showed that assessment of CTCs yielded similar results to the findings in women with measurable metastatic breast cancer, or MBC. Specifically, the presence of five or more CTCs in a 7.5 mL sample of blood from such patients at three to four weeks after initiation of therapy is associated with decreased PFS and decreased OS. This data was also presented at the 2005 ASCO meeting. We concluded in the presentation that the presence of CTCs in MBC patients may be useful as a surrogate endpoint for PFS and OS and may be an earlier, more reliable predictor of outcome than traditional radiology techniques.

At the San Antonio Breast Cancer Symposium in December 2005, we presented additional data from the study referred to above that showed the prognostic and predictive value of CTCs at different levels in 223 metastatic breast cancer patients treated with endocrine therapy or chemotherapy. The data showed clearly that CTCs provide an early, reliable indication of disease progression and survival for patients with measurable and non-measurable metastatic breast cancer irrespective of therapy.

Although our current product labeling is limited to metastatic breast cancer, we believe that our products and underlying technology platforms also have other applications in cancer diagnostics, such as for monitoring patients with colorectal and prostate cancers, in the clinical development of cancer drugs and in cancer research. In 2004, we initiated a clinical trial for monitoring patients with colorectal cancer to evaluate the correlation between CTC counts after the initiation of a new line of therapy and the patient’s response as determined by diagnostic imaging techniques such as CT scans. Data from an interim analysis from our multi-center prospective study in metastatic colorectal cancer patients was sufficiently promising that we expanded the original target enrollment of 200 patients to 400 patients. We reached our goal of enrolling 400 metastatic colorectal cancer patients in December 2005 and these patients are being monitored. We expect to submit the data from this trial to the FDA late in 2006.

Part I

Also in 2004, we initiated a clinical trial to measure the effectiveness of the CTC count in predicting the OS of metastatic prostate cancer patients who were no longer responding to hormone therapy. We reached our goal of enrolling 200 metastatic prostate cancer patients in December 2005 and patients are now being monitored. We expect to submit the data from this trial to the FDA in 2007.

Also, we believe that our proprietary technologies may be used to further analyze CTCs by examining the sub cellular components of the cells. We are developing techniques to evaluate the DNA and chromosomal material in CTCs. This material may be useful to confirm whether cancer is present when even a single CTC is present in a sample of blood. These techniques also may be important to diagnose cancer earlier in the disease cycle, before metastasis occurs, such as when a patient may be recurring from an earlier cancer episode. We are considering various means of bringing these products to market such as discrete products to be sold directly to customers or as part of our sponsored laboratory service.

Additionally, we believe that our proprietary technologies may have applications in fields of medicine other than cancer, such as cardiovascular and infectious diseases, which fields we may pursue on our own or with a commercial partner. In December 2004, we announced the release for sale of the CellTracks Endothelial Cell Kit for research use only. The CellTracks Endothelial Cell Kit is used in conjunction with our CellTracks AutoPrep System for blood sample preparation and our CellTracks Analyzer II to count and characterize circulating endothelial cells, or CECs from whole blood. Endothelial cells form the lining of blood vessels and play a key role in the development of many diseases including cancer and cardiovascular diseases. Enumeration and characterization of CECs may provide insights into the nature of specific disease processes and response to treatment.

To support commercialization of products incorporating our technologies in cancer, we entered into a development, license and supply agreement with Veridex in August 2000. Under this agreement Veridex has exclusive worldwide rights within the field of cancer to make and commercialize any cellular analysis products based on our technologies. However, we retain the exclusive right to develop and commercialize cellular analysis products based on our technologies outside the field of cancer on our own or with a commercial partner. Under our agreement with Veridex, Veridex is obligated to pay us a portion of its net sales from reagents, test kits and certain other consumable products and disposable items incorporating our technologies. For the CellSearch Circulating Tumor Cell Kit, which is manufactured by Veridex using our bulk reagents, Veridex is obligated to pay us approximately 31% of its net sales. For certain other consumable products, such as specialty marker reagents used in conjunction with the basic kit and manufactured to finished products by us, Veridex pays us a higher percentage of net sales, currently 55%, although that amount may change if Veridex assumes certain manufacturing activities associated with these products in the future. Veridex also is our exclusive sales agent for our instruments in the field of cancer and receives commissions on sales of these instruments.

Cancer presents the physician with complex challenges for effective disease management. Cancer markers, currently used for testing the blood of cancer patients, provide only limited information and often correlate poorly with disease progression, response to therapy and patient survival. Other diagnostic tools, including techniques such as x-ray, CT and magnetic resonance imaging scans, or MRI scans, suffer from similar problems and are expensive and potentially harmful to patients. Similar problems exist in clinical trials for new cancer drugs because the same diagnostic tools with their inherent limitations are often used to assess a drug’s potential effectiveness, particularly in early stage clinical trials.

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

Part I

techniques typically can only provide useful information two to three months or longer after the initiation of therapy. As a result, using the CellSearch Circulating Tumor Cell Kit, physicians may be able to:

➢	more effectively select an appropriate cancer therapy;

➢	better monitor the effectiveness of ongoing treatment;

➢	change from ineffective cancer therapies earlier; and

➢	reduce overall treatment and diagnostic costs of managing the patients.

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

We believe that our products can also be used to analyze CTCs for the expression of specific genes and proteins. This information may be useful in the selection of specific therapies. We also have developed a product based largely on our existing platforms and reagent technologies to detect and analyze endothelial cells in blood. Endothelial cells play a key role in the formation of blood vessels, or angiogenesis, and consequently are intimately involved in tumor growth and spread. In addition, endothelial cells are believed to play a role and to have diagnostic utility in autoimmune disorders and cardiovascular diseases. On a research basis, we continue to explore the potential of our technologies to develop products in other fields of life science research and medicine.

We were incorporated in August 1983 in the Commonwealth of Pennsylvania as Immunicon Corporation. In December 2000, we merged with and into Immunicon Corporation, a Delaware corporation. In March 1999, we obtained $10.6 million in financing from the sale of our convertible preferred stock. As a result, we substantially increased investment in our cancer related products and technologies, hired additional key management team members and redirected our business strategy. Since 1999, we have devoted substantially all of our efforts to the development of our cell analysis platforms and diagnostic and research tools for applications in cancer. In April 2004, we completed an underwritten initial public offering, or IPO, of our common stock. Including the exercise of the underwriters’ overallotment option, we raised approximately $49.4 million, net of fees and other expenses. In June 2005, we sold 4.1 million shares of our common stock at $4.75 per share and received $18.0 million, net of fees and other expenses. These shares were sold pursuant to a shelf registration statement filed in May 2005. As of December 31, 2005, we have received an aggregate of approximately $156 million from the sale of our equity securities and have generated an accumulated deficit of approximately $118 million.

Up to September 30, 2005 we considered ourselves a development stage enterprise. According to Statement of Financial Accounting Standards, or SFAS No. 7, Accounting and Reporting by Development Stage Enterprises, in order to be identified as a development stage enterprise, the following conditions must be met: (1) planned principal operations have not commenced and (2) planned principal operations have commenced, but there has been no significant revenue there from. We have completed all the initial product development milestones outlined in our Development and License agreement with Veridex including completion of our clinical trial in metastatic breast cancer and the commercialization of both the instrument systems and the CellSearch CTC Kit. We began commercialization of our products in the second half of 2004. Since launch we have sold products to customers throughout the United States and on a limited basis in Europe and Japan. We completed the

Part I

development of our CTA II and launched the instrument system in June 2005. The CTA II is the cell analysis platform which will be the basic cell analysis system for the forseeable future. In the fourth quarter of 2005 we generated $1.6 million in revenue including $1.0 million in product revenue. Therefore, based on having reached these commercialization goals, as of the beginning of the fourth quarter of 2005 we were no longer a development stage company.

In November 2005, we announced that our board of directors approved a top management succession plan under which Byron D. Hewett, would assume the title of President and Chief Executive Officer and be elected as a member of the board, which became effective on January 1, 2006. Edward L. Erickson will continue to serve as Executive Chairman of our board of directors through March 31, 2006. Thereafter, Mr. Erickson will remain as Chairman of our board of directors in a non-executive capacity at least until the next annual meeting of stockholders. The intent of the current succession plan is to provide an adequate transition period to facilitate efficient and effective transfer of top management duties and leadership from Mr. Erickson to Mr. Hewett.

In August 2005, we announced that we were reducing staff and other expenses in order to align costs with our commercialization strategy and initial revenue achievements. We therefore reduced our workforce by approximately 25% as of that date. We made severance-related payments, totaling approximately $400,000, in 2005. We expect to incur additional charges of up to $600,000 in 2006, such as costs associated with space consolidation, among others. We also recorded $75,000 in accelerated depreciation in 2005 related to the consolidation of space. We anticipate completing the consolidation of office space in the first half of 2006.

We have three wholly owned subsidiaries; Immunivest Corporation, IMMC Holdings, Inc. and Immunicon Europe, Inc., all of which are Delaware corporations. Immunivest Corporation holds substantially all of the intellectual property, such as patents and trademarks that we have developed in connection with our technologies. IMMC Holdings, Inc. provides cash management and financing services to Immunicon Corporation and its subsidiaries. Immunicon Europe, Inc., through a branch office in The Netherlands, provides research and development support to Immunicon Corporation for development for our technologies. Our principal offices are located at 3401 Masons Mill Road, Suite 100, Huntingdon Valley, Pennsylvania 19006 and our telephone number is (215) 830-0777.

Additional information about us can be found on our Internet website. Our website address is www.immunicon.com. We make our filings with the Securities and Exchange Commission, or the SEC, available through a link provided in the Investor Information section of our website, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We include the website address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website. The material on our website is not part of our Annual Report on Form 10-K.

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

Part I

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

Cancer diagnostics

According to statistics from the National Cancer Institute and the American Cancer Society, carcinomas are the most common types of cancer, accounting for approximately 86% of all cases. Carcinomas are malignant tumors that generally grow rapidly and destroy adjacent normal tissue and impair bodily functions. Carcinomas include breast, prostate, colorectal, lung and many other organ-specific cancers. The American Cancer Society report “Cancer Facts and Figures 2005” estimates that approximately 9.8 million Americans with a history of cancer were alive in January, 2001. This report also estimated that in 2005 over approximately 1.4 million Americans would be diagnosed with cancer and over 570,000 Americans would die from the disease.

We selected breast cancer as the first application of our technologies because it is the most frequently diagnosed cancer among women and there are multiple treatments available for this disease. We believe these treatments need accurate and reliable monitoring tools. The American Cancer Society estimates that approximately 2.3 million women alive today in the US have been diagnosed with breast cancer and that, in 2005 approximately 211,000 women will be newly diagnosed and approximately 40,400 women will die from the disease.

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

Part I

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

Even when a cancer patient survives the initial treatment and is deemed to be in remission, the disease can recur at any time, even years later. Current tools available to the physician for the detection of disease recurrence are physical examination, imaging techniques and serum tumor markers (biological substances that may be found in the blood of cancer patients). These tools are often limited in their diagnostic application because they lack sensitivity and specificity. According to the National Cancer Institute, levels of tumor markers alone are not sufficient to diagnose disease because:

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

Part I

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

Predictive ability to help select and monitor therapy in metastatic disease

Our pivotal clinical trial demonstrated that quantifying CTCs can be an effective tool in predicting the time to disease progression and survival in patients with metastatic breast cancer. Physicians may select a more appropriate cancer therapy based on the presence or absence of CTCs. Our products may also be used to analyze CTCs for the presence of specific genes and proteins. This “real-time biopsy” information may be used to select therapies, such as Genentech’s breast cancer drug, Herceptin, targeted to a specific gene or protein. Today, only a few of these treatments exist, but many drug and biotechnology companies are developing these therapies.

Effective monitoring of post-surgical therapy or for recurrence

The number, trends and characteristics of CTCs and or CTC components in blood during post-surgical treatment may indicate that the disease has not been eliminated and can enable physicians to determine the effectiveness of treatment. Physicians need real-time information to enable them to change from an ineffective therapy earlier and to potentially improve patient survival prospects. The FDA classification of our product includes detection of recurrent disease. We will need to conduct pivotal clinical studies and submit a 510(k) regulatory submission for the detection of recurrence. However, we believe the periodic monitoring of CTCs and their components using our products following post-surgical therapy may allow for earlier detection of recurrence than current methods, such as the observation of clinical signs and symptoms. This may enable the physician to intervene sooner, which may improve the patient survival prospects.

Part I

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

Early diagnosis of cancer

Cancers that are not detectable by current tests may still shed tumor cells into the blood that may be detected by our assays. The earlier the patient is diagnosed, the earlier treatment can be commenced, which may result in improved patient survival. Because our products can detect a small number of CTC and small amounts of CTC components, such as nucleic acids, we believe that our products may enable the physician to diagnose or assess the risk of invasive cancer earlier than existing tools.

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

We believe that our products can also be applied effectively in the clinical development of new cancer drugs, particularly in early stage clinical trials where it is essential for the pharmaceutical company to evaluate efficacy prior to undertaking long and expensive pivotal trials. Inaccurate information may result in discontinuing the development of a promising drug candidate or wasting millions of dollars on a drug that will fail in late-stage clinical trials. The FDA evaluates efficacy of new drugs or drug combinations based on patient survival and/or certain accepted surrogate endpoints, such as a significant decrease in tumor burden as assessed by imaging studies. Although we believe additional clinical data will be required to validate CTCs as a surrogate endpoint to the satisfaction of the FDA, we believe that CTCs may serve as an alternative to survival or costly imaging studies as a drug trial endpoint. Such a surrogate endpoint may permit shorter and less costly late-stage drug trials as well.

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

Develop and commercialize cancer research and diagnostic products

We are focused primarily on the development and commercialization of products for understanding cancer and diagnosing, staging and monitoring cancer patients. Additionally, we intend to develop diagnostic products to be used alone or in conjunction with current screening methods and for establishing the risk of healthy individuals developing cancer. We have a development, license and supply

Part I

agreement with Veridex. We and Veridex released the CellSearch Circulating Tumor Cell Kit and related instrumentation for sale for RUO in December 2003, and our collaborator, Veridex, received 510(k) clearance from the FDA in January 2004 for use of the CellSearch Circulating Tumor Cell Kit in the management of metastatic breast cancer. We have continuously worked to improve our products and expand the FDA label claims for our products such as expanding the label to include additional data that demonstrated that CTC results are predictive of outcome at every time point assessed for patients with metastatic breast cancer. This label expansion was cleared by the FDA in October 2005.

In August 2004, we announced that the CellSearch Circulating Tumor Cell Kit, Immunicon CellSpotter Analyzer and Immunicon CellTracks AutoPrep System were released for sale for IVD use in metastatic breast cancer. In addition, the CellSearch Profile Kit, consisting of reagents and supplies for isolating epithelial cells for molecular analysis, was made available for RUO in April 2004. The CellTracks Analyzer II, our next-generation cell analysis platform, was launched in the second quarter of 2005.

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

In 2004, we initiated a clinical trial for monitoring patients with colorectal cancer to evaluate the correlation between CTC counts after the initiation of a new line of therapy and the patient’s response as determined by diagnostic imaging techniques such as CT scans. Data from an interim analysis from our multi-center prospective study in metastatic colorectal cancer patients was sufficiently promising that we expanded the original target enrollment of 200 patients to 400 patients. We reached our goal of enrolling 400 metastatic colorectal cancer patients in December 2005 and these patients are being monitored. We expect to submit the data from this trial to the FDA late in 2006.

Also in 2004, we initiated a clinical trial to measure the effectiveness of the CTC count in predicting the OS of metastatic prostate cancer patients who were no longer responding to hormone therapy. We reached our goal of enrolling 200 metastatic prostate cancer patients in December 2005 and these patients are being monitored. We expect to submit the data to the FDA in 2007.

Also, published clinical data suggest that the presence of tumor cells in bone marrow has considerable prognostic significance, but there is currently no automated, highly reproducible method for reliable analysis of bone marrow samples from patients. We believe our technologies can provide such a method to advance scientific research in this application area, which may lead to products for staging patients with various solid tumor cancers, such as breast, prostate, and colorectal cancer. We released for sale our CellTracks Bone Marrow kit for research applications in December 2005.

Also, we believe that our proprietary technologies may be used to further analyze CTCs by examining the sub cellular components of the cells. We are developing techniques to evaluate the DNA and chromosomal material in CTCs. This material may be useful to confirm whether cancer is present when even a single CTC is present in a sample of blood. These techniques also may be important to diagnose cancer earlier in the disease cycle, before metastatisis occurs, such as when a patient may be recurring from an earlier cancer episode. We are considering various means of bringing these products to market such as discrete products to be sold directly to customers or as part of our sponsored laboratory service.

Part I

Expand the applications of our technologies beyond cancer

We are developing products outside the field of cancer where current diagnostic and research tools are limited and where significant market opportunities exist. For example, we have developed an endothelial cell assay that may have application in the field of cardiovascular and autoimmune diseases and in cancer as well. In December 2004, we announced the release of our CEC Kit for sale for RUO. The CEC Kit is used in conjunction with our CellTracks AutoPrep System for blood sample preparation and our analysis platforms to capture, count and characterize circulating endothelial cells from whole blood. Endothelial cells form the lining of blood vessels and play a key role in the development of many diseases including cardiovascular disease and cancer. Enumeration and characterization of such CECs may provide insights into the nature of specific disease processes and effects of treatment.

We are developing the CellTracks EasyCount System for simple cell counting applications in the life science research market. The planned product will consist of a small, inexpensive instrument and a menu of immunomagnetic applications that use the CellTracks MagNest cell presentation device, as well as slide-based applications.

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

This system is generally used as follows:

➢	Sample collection and preservation. The sample is collected initially in the CellSave Preservative Tube and shipped to an appropriately qualified laboratory.

Part I

➢	Sample preparation. The CellTracks AutoPrep System, which provides a high degree of automation, processes the samples using one of several reagent kits. The initial diagnostic test kit based on our technologies, the CellSearch Circulating Tumor Cell Kit, is intended to isolate and count CTCs. Tumor phenotyping reagents may be added during processing to further characterize the CTCs.

➢	Sample presentation and analysis. The processed sample is dispensed into the MagNest cell presentation device, ready for analysis on the CellTracks Analyzer II.

Alternatively, the CellSearch Profile Kit may be used to isolate CTCs for further analysis using molecular diagnostic tools, such as PCR (polymerase chain reaction, a method of amplifying genetic material for analysis), or for cell analysis on non-Immunicon instruments, such as flow cytometers (instruments that quantify cells and assess certain cellular characteristics). The combination of the CellTracks AutoPrep System and the CellSearch Profile Kit permits reproducible recovery of CTCs along with the flexibility of using well-established commercial or development stage research tools for molecular or cell analysis.

Product portfolio and status

The following table summarizes our principal products and products incorporating our technologies, as well as the design, development, regulatory and marketing status for each of these products. A more detailed description follows immediately after this table.

Product	Description	Status
Sample collection CellSave Preservative Tube	Evacuated blood collection tube with preservative	510(k) cleared. Commercialized for IVD use.
Sample preparation CellPrep Sample Preparation System	Semi-automated instrument to capture and label cells from 7.5 ml blood samples	510(k) cleared. Previously used in clinical trials. Discontinued.
CellTracks AutoPrep System	Automated instrument to capture and label cells from 7.5 ml blood samples	510(k) cleared. Commercialized for IVD use in 2004.
Sample presentation CellTracks MagNest Cell Presentation Device	Device that presents magnetically labeled cells for analysis. An accessory of the CellTracks AutoPrep System and CellSpotter Analyzer	Commercialized as an accessory to the CellSpotter Analyzer and CellTracks AutoPrep System for IVD use in 2004.
Sample analysis CellSpotter Analyzer	Semi-automated fluorescence microscope used to count and characterize cells in the MagNest Cell Presentation Device	510(k) cleared for metastatic breast cancer. Commercialized for IVD use in 2004.
CellTracks Analyzer II	Semi-automated fluorescence microscope used to count and characterize cells in the MagNest Cell Presentation Device	510(k) cleared for counting of CTCs in first quarter of 2005. Commercialized for IVD use in the second quarter of 2005.
Reagent kits CellSearch Circulating Tumor Cell Kit (a Veridex product)*	Counting of CTCs using the CellTracks AutoPrep System and CellSpotter Analyzer	510(k) cleared for metastatic breast cancer. Commercialized for IVD in 2004.

Part I

Product	Description	Status
CellSearch Circulating Tumor Cell Control (a Veridex product)*	Two levels of controls that monitor the performance of the CellTracks AutoPrep System, CellSpotter Analyzer and the CellSearch Circulating Tumor Cell Kit	510(k) cleared for IVD use. Commercialized for IVD in 2004.
CellSearch Profile Kit (a Veridex product)*	Isolation of CTCs using the CellTracks AutoPrep System for molecular or cell analysis	Commercialized for RUO in 2004. Not planned for IVD use.

CellTracks Endothelial Cell Kit	Counting of endothelial cells	Commercialized for RUO in 2004.
CellTracks Bone Marrow Tumor Kit	Counting of tumor cells in a bone marrow Sample	Commercialized for RUO in fourth quarter of 2005.
Molecular diagnostic kits	Kits to analyze nucleic acid (mRNA or DNA) From CTCs or CECs	In development.
Tumor Profiling Reagents for Cell Characterization; e.g., tumor profile reagents (a Veridex product)*	For characterization of CTCs isolated using the CellSearch Circulating Tumor Cell Kits	Three reagents commercialized for RUO second quarter of 2005. No FDA review is anticipated to be required.
*	These products incorporate our proprietary components and reagents. Veridex performs final manufacturing operations for the CellSearch CTC Kit, the CellSearch Profile Kit and CellSearch CTC Controls. We manufacture the CellSearch Bone Marrow and Tumor Phenotyping Reagents. Veridex markets these products.

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

Sample preparation

The CellTracks AutoPrep System is a proprietary, fully automated clinical laboratory instrument that captures, labels and concentrates cells of interest from a 7.5ml sample of blood. The processed sample is dispensed into our proprietary sample cartridge, which is used with the CellTracks MagNest Cell Presentation Device, or CellTracks MagNest. We received 510(k) clearance for the CellTracks AutoPrep System for IVD use in March 2004 and the product has been commercialized.

Sample presentation

The CellTracks MagNest Cell Presentation Device is a proprietary product for presenting magnetically labeled cells for analysis on our CellSpotter and CellTracks Analyzer II, or CTAII. A proprietary sample cartridge is inserted into the MagNest, exposing the sample to a magnetic field that moves magnetically tagged cells to the upper inside surface of the sample chamber, which is transparent. All cells that are magnetically labeled are available for analysis. Untagged cells tend to move under the influence of gravity

Part I

to the bottom of the chamber. We believe that this process is a more convenient and elegant approach for cell presentation for analysis than traditional microscope slide preparation. The 510(k) clearance received in March 2004 for the CellTracks AutoPrep System includes the CellTracks MagNest as an accessory.

Sample analysis

CellSpotter Analyzer/CellTracks Analyzer II

The CellSpotter Analyzer has been replaced by the CTAII, a semi-automated fluorescence microscope with:

➢	a movable stage that has been customized to hold the CellTracks MagNest;

➢	a charge-coupled device, or CCD, camera for capturing cell images; and

➢	proprietary software for rare cell analysis.

CellTracks Analyzer II represents a significant advance in analysis automation, and is capable of better sensitivity for detection of CTCs and other cell types versus the CellSpotter Analyzer. We filed a 510(k) for this platform in January 2005 and we received clearance in March 2005. In June 2005, we announced the release of this platform for sale for IVD use. As a result of the introduction of the CTAII, we do not plan further commercial sales of the CellSpotter Analyzer.

CellTracks EasyCount System

We are developing the CellTracks EasyCount System as a simple, point-of-care analyzer that, together with associated reagents, is designed to count specific types of cells in whole blood. We plan to develop a menu of immunomagnetic applications which use the CellTracks MagNest cell presentation device, as well as slide-based applications for life science research. The first application under development is to CD4 cells, which are used to monitor human immunodeficiency virus, or HIV, and acquired immunodeficiency syndrome, or AIDS, patients. Target cells are immunomagnetically selected using ferrofluid reagents and counted based on fluorescent labeling of the cells. Additionally, in June 2004, we entered into an addendum to our agreement with the University of Twente, or Twente, and with Technology Foundation STW, or STW, a research funding agency of the Dutch government. Under the modified agreement, STW will provide Twente with up to approximately $1 million toward developing an affordable and portable instrument to monitor patients with HIV. Under the agreement addendum, among other things, we will contribute “in kind” research efforts toward the project, including personnel, equipment and supplies, among other things, and we have rights to commercialize products that result from the agreement.

Reagent kits

We have developed and expect to continue to develop a variety of reagent kits for use with our cell analysis systems in various research and diagnostic applications. Our principal cell-capture reagents are based on proprietary, magnetic nano-particles we call ferrofluids. These ferrofluid particles are conjugated to antibodies and are used to capture, or tag, various types of cells. Fluorescently labeled antibodies are then used to identify and differentiate the selected cells. Antibodies are inherently highly specific, and we utilize or use capture antibodies that will bind to specific types of cells, such as CTCs, but not to other cells in the sample. We believe that we will be able to introduce new kits for additional cell types that are implicated in diseases in addition to cancer. We believe that the reagent development programs for new kits will require relatively modest incremental investment because the instrument platforms and basic reagent formulations are largely completed and well characterized.

Part I

CellSearch Circulating Tumor Cell Kit

The CellSearch Circulating Tumor Cell Kit is a Veridex product that incorporates our proprietary technology and has been cleared for IVD use and is intended for the enumeration of CTCs in whole blood. We provide certain reagents in bulk to Veridex for manufacture of this kit. The presence of five or more CTCs is predictive of shorter PFS and OS in patients treated for metastatic breast cancer, this information provides the treating oncologist with timely, predictive information regarding their patient’s disease progression and OS. The kit contains a ferrofluid conjugated with an antibody to epithelial cell adhesion molecule, or EpCAM, to capture and permit isolation of CTCs in a blood sample, together with labeling reagents for achieving a high level of specificity. Data from our research studies suggest that this kit can be used to capture CTCs in a variety of other cancers, and we have started clinical trials in prostate and colorectal cancer to expand our indications. In October 2005, Veridex received clearance from the FDA of a 510(k) regulatory submission in which Veridex provided additional data from our clinical trial in metastatic breast cancer for inclusion in the package insert of the CTC Kit. These data, relating to the relationship between CTCs and PFS and OS at additional time points during therapy, were presented at the May 2005 Annual Meeting of the ASCO.

CellSearch Profile Kit

The CellSearch Profile Kit is a Veridex product that incorporates our proprietary technology and is used to isolate CTCs for subsequent molecular or cellular analysis and does not contain all of the labeling reagents of the CellSearch Circulating Tumor Cell Kit. We provide certain reagents in bulk to Veridex for manufacture of this kit. We believe that the CellSearch Profile Kit, used in conjunction with our CellTracks AutoPrep System, enables automated and reproducible isolation of rare cells while offering the flexibility to conduct off-line molecular analysis with current or future technologies. This kit is for RUO at this time.

CellTracks Endothelial Cell Kit

The CellTracks Endothelial Cell Kit is an our reagent kit that has been developed and commercialized for use in isolating and counting endothelial cells. Endothelial cells are involved in angiogenesis. This process is important for the growth of tumors and as a transport mechanism for CTCs involved in metastasis. Several anti-angiogenesis drugs are currently in clinical development. The CellTracks Endothelial Cell Kit may have application in the future in clinical trials as a tool to assess efficacy of anti-angiogenesis drugs as well as for monitoring cancer patients receiving such drugs, subject to regulatory approvals.

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

Tumor Phenotyping Reagents for Cell Characterization

Tumor Phenotyping Reagents are research reagents for cell characterization. These reagents are fluorescently labeled antibodies that are used to characterize target cells and can be used to evaluate new therapies in clinical trials. For example, approximately 30% of breast cancer patients show higher than normal expression of the protein called HER2/neu, which indicates that treatment with Herceptin, or a similarly acting drug, may be appropriate. Our analyzer platforms can report the presence or absence of such markers, which may aid in the selection of patients for clinical trials involving these drugs and for advanced research applications. Ultimately, trials may be conducted to obtain clearance or approval from

Part I

the FDA for direct use of these reagents in conjunction with specific drugs or classes of drugs. In the second quarter, we commercialized for RUO, an initial family of Tumor Phenotyping Reagents for markers that are implicated in cancer such as MUC-1, HER2neu and EGFR. We believe that there are opportunities to develop other Tumor Phenotyping Reagents in cancer and cell profile reagents for other types of rare cells, such as endothelial cells. We believe these reagents represent a potential product opportunity and would be a natural extension of our technologies.

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

In January 2004, we completed a 177-patient, controlled, multi-center pivotal trial designed to determine if CTCs in the blood of women with metastatic breast cancer could provide information to physicians for monitoring therapy. The results of the 177-patient trial were published in the August 19, 2004 edition of the New England Journal of Medicine and the results of 83 of the 177 patients that were newly diagnosed with metastatic breast cancer were published in the March 1, 2005 edition of the Journal of Clinical Oncology. Data describing analytical performance of the CellSearch system and the frequency of CTC in patients with various carcinomas were published in Clinical Cancer Research on October 15, 2004. We expanded the study to include patients where the disease burden could not be measured (non-measurable or bone only disease). Data from this study that now includes a total of 223 patients with expanded follow-up was presented during the May 2005 meeting of ASCO and the December 2005 San Antonio Breast Cancer Symposium.

A statistical analysis was used to calculate the probability of survival of metastatic breast cancer patients with less than five (<5) or five-or-more CTCs in 7.5 ml of blood drawn before initiation of a new line of therapy and at the first follow-up patient examination after initiation of therapy. These statistical analyses are now included in the product labeling of the CellSearch Circulating Tumor Cell Kit.

The graphs below show the significance of the number of CTCs in predicting survival of patients undergoing treatment for metastatic breast cancer. Blood samples were drawn just prior to initiation of a new line of therapy, or baseline, and at three to four week intervals following initiation of the therapy for up to six months. The first set of analyses examined survival outcome of patients with CTC counts above or below a threshold of five CTCs/7.5 mL of blood. A CTC count of five or more per 7.5 mL is predictive of shorter PFS and OS. Figure 1 shows OS using the baseline CTC test.

Part I

Figure 1. Overall Survival Analysis Using Baseline CTC Results

The graph plots the probability of patient survival based on whether they had fewer than five CTCs at baseline or five or more CTCs at baseline. Patients with fewer than five CTCs had median survival of 21.9 months beyond baseline whereas patients with five or more CTCs had median survival of 10.9 months beyond baseline.

The next analysis was done to determine the value of CTC testing at each time point during the six months of CTC testing. Depending on the success of treatment, patients can move between groups. The study demonstrated that CTCs are predictive at multiple time points.

•	Elapsed OS times were calculated from the baseline blood draw. For Kaplan-Meier analysis, patients were segmented into four groups based on their CTC counts.

•	Group 1 had <5 CTCs at all time points during the six months of the trial. Group 2 had a baseline CTC >5, but converted to <5 during the course of treatment. There is no statistical difference between the GREEN group and BLUE group.

•	Group 4 had >5 CTCs at all time points and Group 3 had a baseline of <5 CTCs and converted to >5 CTCs during the course of therapy. Group 3 and group 4 may be indicative of patients that are either progressing rapidly after an initial apparently indolent phase or rapidly progressing without any significant benefit from their treatment.

Figure 2. CTCs are predictive of Overall Survival at Multiple Time Points

We completed the non-measurable disease portion of the metastatic breast cancer trial in 2004. Forty-six patients were enrolled and followed for six months. The initial evaluation of this data was presented at

Part I

the ASCO meeting in May 2005. The study concluded that the presence of CTCs in metastatic breast cancer patients may be useful as a surrogate endpoint for PFS and OS and may be an earlier and more reliable predictor of outcome than traditional radiology techniques.

Two new multi-center pivotal clinical trials were initiated in 2004 involving patients with metastatic colorectal cancer and androgen independent prostate cancer.

Metastatic colorectal cancer.    In 2004, we initiated a clinical trial for monitoring patients with colorectal cancer to evaluate the agreement between CTC counts after the initiation of a new line of therapy and the patient’s response as determined by diagnostic imaging techniques such as CT scans. Data from an interim analysis from our multi-center prospective study in metastatic colorectal cancer patients was sufficiently promising that we expanded the original target enrollment of 200 patients to 400 patients. We reached our goal of enrolling 400 metastatic colorectal cancer patients in December 2005 and these patients are being monitored. We expect to submit the data from this trial to the FDA late in 2006.

Metastatic prostate cancer.    We initiated a multi-center trial in 2004 to expand the monitoring indications for the CellSearch Circulating Tumor Cell Kit to prostate cancer. The primary endpoint of this trial is evaluation of the ability of levels of CTCs to predict OS after the initiation of chemotherapy. Secondary endpoints include the use of levels of CTCs after the initiation of therapy to predict PFS survival. We reached our goal of enrolling 200 metastatic prostate cancer patients in December 2005 and these patients are being monitored. We expect to submit the data to the FDA in 2007. The results of the pilot study that led to this trial were presented at the 2004 Annual Meeting of the American Association of Cancer Research, or AACR, and were published in the April 2005 issue of Urology. The pilot study showed that patients with five or more CTCs in 7.5 mL of blood had a statistically significant decreased median survival versus those with fewer than five CTCs. Additionally, CTCs appear to be a better predictor of such outcome versus prostate specific antigen, or PSA.

Other planned or on-going clinical studies

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

Breast and colorectal cancer.    We have ongoing pilot studies to determine if CTCs that appear before or after breast or colorectal cancer surgery can predict disease recurrence, time to disease recurrence and survival. We also completed the development of an assay that detects tumor cells in bone marrow of such patients and are in the process of developing a cancer confirmatory assay that identifies chromosomal abnormalities in the cells. Any future trial to determine the risk profile for patients before and after primary therapy and for the detection of recurrence would be designed based on the results from these studies.

Breast Cancer.    We plan to participate in a study initiated by the Southwest Oncology Group, or SWOG, network in which metastatic breast cancer patients are randomized to alternative therapy as a result of the number of CTCs detected. This trial is planned to begin enrolling subjects in 2006.

Breast Cancer.    We have initiated a pilot trial at two institutions to determine the feasibility of quantifying apoptosis which is the process of cell death and Bcl-2 expression of CTCs in metastatic breast cancer patients.

Prostate Cancer.    We have completed a pilot study to study the ability of mRNA related to CTCs to predict the presence of cancer in men undergoing a prostate biopsy for detection of prostate cancer. Samples from this study have been stored for future analysis by molecular means.

Part I

Endothelial cells.    We have developed and commercialized for RUO an assay to enumerate CECs in blood. We have initiated pilot studies to determine the prevalence of CECs in healthy donors and patients with a variety of diseases. First results of this survey were presented at the 2005 Annual Meeting of the AACR. CECs were found to be elevated in a significant proportion of patients with metastatic carcinomas. To determine potential clinical utility of CECs the assay was incorporated in the ongoing trials in metastatic colorectal and prostate cancer. We also initiated a pilot study in cardiovascular disease to confirm previous reported data on its clinical significance.

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

With respect to the reagents for the products developed under the license to Veridex, we manufacture and provide bulk reagents to Veridex, and Veridex is responsible for the packaging and distribution of these products. Veridex is obligated to reimburse us at our cost for the bulk reagents, consumable products and disposable items we deliver to them. Upon the sale by Veridex of the products, Veridex is obligated to pay us approximately 31% of its net sales less the cost previously reimbursed for these products. We are obligated under the agreement to manufacture the CellSave Preservative Tube and certain other ancillary products and to sell these finished products to Veridex for resale in connection with the cancer-related cell analysis products.

We have also established a sales agency arrangement with Veridex with respect to our sample preparation and cell analysis systems, such as the CellTracks AutoPrep System, CellSpotter Analyzer and CTA II. Under this arrangement, Veridex is our exclusive sales, invoicing and collecting agent and exclusive instrument and technical service provider for these systems in the field of cancer. Veridex is responsible for all expenses for marketing, sales and training, and we are responsible for all software development and validation as well as quality control and quality assurance. We are responsible for shipping systems pursuant to purchase orders received by Veridex. We are obligated to pay Veridex a commission on each sale or lease of these sample preparation and cell analysis systems of up to 15% of the invoice price, subject to a minimum gross profit margin, as defined, received by us on each system of 27.5%. Some customers may enter into a reagent rental agreement with Veridex, whereby the reagent price also carries an amortized cost of the instrument, based on an agreed test volume. In these cases, Veridex will pay us a percentage of the fully loaded cost of the instrument when it is placed in the account. We are responsible for the costs associated with the one-year warranty period. Veridex has the option under the agreement to convert the sales agency relationship to a sole distributorship arrangement upon 12 months’ notice. Under this distributor arrangement, we are required to supply Veridex based on the forecasts that Veridex is required to provide to us and the actual orders for these systems placed with us by Veridex.

We are responsible for developing these cell analysis products and our cell analysis systems under the development plan. We are also responsible for managing and administering all clinical trials under the

Part I

development plan. This plan is subject to the approval of a joint steering committee comprised of members designated by us and Veridex. Veridex has the majority of votes on this committee, although the entire agreement is subject to arbitration provisions in the event of any disputes that may arise. We must pay the first $5 million in clinical trial costs for the first cell analysis product for general population screening for a major cancer, and Veridex is responsible for the next $5 million of such clinical trial costs. We have agreed to negotiate in good faith for the allocation of costs in excess of $10 million. As of December 31, 2005 we have incurred no costs related to clinical trials for a product for general population screening and we do not anticipate spending any funds on clinical trials toward such a product for at least the next 12 months.

Beginning with commercialization of the first IVD product under this agreement, which occurred in October 2004, we are required to invest in certain research and development activities an amount equal to at least 10% of Veridex’s net sales, excluding revenues from instrument sales, from these products. These research and development activities may consist of any activities, such as product improvements, product line extensions and clinical trials, conducted to achieve the milestones described below, to advance the development program designed by the steering committee for this agreement, or to enhance the cancer-related cell analysis products or sample preparation and cell analysis systems based on our technologies. However, beginning with the first calendar year after the amount of these net sales exceeds $250 million we are only required to invest an amount equal to at least 8.5% of these net sales. We believe that we exceeded our funding obligation under this section of the agreement for the year ended December 31, 2005.

Our agreement with Veridex provides for a total of up to $10.5 million in non-refundable license and milestone payments related to research and development activities, including up to $1.5 million for the initial license and up to $9.0 million related to the completion of certain instrument and clinical trial milestones. We have received $6.2 million as of December 31, 2005. We have also continuously reviewed the status of the remaining development milestones and, where appropriate, have renegotiated the development requirement and payment terms. We do not believe that these renegotiations will have a material adverse effect on our product development or financial position. We expect to earn the remaining $4.3 million in development milestone payments over the next three to five years.

If we do not successfully complete the payment criteria for a given future milestone, we will not receive the applicable milestone payment. If we do not successfully complete the payment criteria by the target date for a given milestone, we will continue to be entitled to receive the milestone payment in the future upon successful completion of the criteria. However, Veridex’s obligation to pay us a percentage of the net sales for the specific cell analysis product to which the milestone relates would be reduced by 0.5% for the ten-year period beginning with the shipment for commercial sale of the first product resulting from this agreement. In no event, however, would reductions due to missed target dates reduce our proportionate percentage share of net sales for the product specified that we would otherwise be entitled to receive from Veridex for sales of all cell analysis products by Veridex under this agreement by more than 0.5% in the aggregate. In the case of the CellSearch product related to metastatic breast cancer, we agreed with Veridex that we did not reach a certain development milestone within the time period specified and therefore we will receive approximately 31% of net sales for this product.

In addition, if we achieve certain levels of sales of our reagents, we may receive up to an additional $10 million in milestone payments from Veridex although we do not expect to receive any milestone payments related to sales goals until at least 2009.

Veridex is responsible under the agreement for obtaining all regulatory clearances, in consultation with us, for these cell analysis products in the field of cancer.

The agreement has an initial term of 20 years and is automatically renewed for three-year terms unless earlier terminated. There are various conditions that allow either party to terminate the agreement,

Part I

including a material breach by either party or by mutual agreement. Veridex also may terminate for additional reasons including upon a change of control of us, as defined in the agreement, at any time prior to commercialization of any cell analysis products under the agreement with or without reason upon 180 days’ prior written notice, or at any time following commercialization of the first cell analysis product under the agreement with or without reason upon 24 months’ prior written notice. At this time we believe the latter provision is in effect due to initiation of commercialization in 2004. In certain circumstances of termination, Veridex may, at its option, retain certain worldwide rights to sell our cell analysis products if it agrees to pay us any unpaid license and milestone payments and an ongoing net sales royalty. Johnson and Johnson Development Corporation, a wholly-owned subsidiary of Johnson & Johnson, Inc., beneficially own approximately 6% of our common stock.

Other collaborations

In addition to our agreement with Veridex, we entered into a number of license, supply, research, development, manufacturing and marketing agreements relating to our products and technologies.

KREATECH Biotechnology of Amsterdam, The Netherlands

In January 2006, we entered into a supply and marketing license agreement with KREATECH Biotechnology B.V., or KREATECH, under which KREATECH granted to us a royalty-bearing, non-exclusive, non-transferable license to offer for sale, sell, distribute, import, and export to resellers and end users reagents processed using KREATECH’s Universal Linkage System technology for use with our imaging technologies and instrument platforms. Under the license agreement, KREATECH has agreed to sell to us, and we agreed to purchase from KREATECH, such quantities of products as we will require (subject to certain limitations each quarter based on forecasts provided by us) at agreed upon rates, which may be adjusted by the parties from time to time. In consideration for the grant of the rights and licenses under this agreement, we will pay to KREATECH an entrance fee and we also are obligated to pay royalties on sales of products. We also are obligated to make certain payments to KREATECH upon the completion of certain future milestones.

The KREATECH agreement will terminate on the expiration date of the last to expire of the patents licensed under the thereunder. In addition, KREATECH may unilaterally terminate this agreement upon written notice to us if we become bankrupt or insolvent, assign the rights licensed to us under this agreement or are determined by a final judgment of a judicial proceeding to have acted outside the scope of the license granted under this agreement. KREATECH also may terminate this agreement by giving written notice to us in the event of a termination of the agreement under which KREATECH in-licenses the right to use certain fluorophores used to produce the labeling reagents. We may unilaterally terminate this agreement for any reason upon giving 120 days’ written notice to KREATECH, upon which we would be required to comply with all of our financial obligations under this agreement to KREATECH within a period of 12 months after termination of the agreement.

Research and Diagnostic Systems, Inc.

In August 2003, we entered into a license and supply agreement with Research and Diagnostic Systems, Inc., or R&D Systems, a subsidiary of Techne Corporation. Under this agreement, we granted R&D Systems a non-exclusive license, limited to certain life science research products (in markets not regulated by the FDA) utilizing R&D Systems antibodies in conjunction with our proprietary magnetic particles. This agreement allows R&D Systems to sell and use these products using our magnetic particle technology in certain of their current and planned cell isolation products, for life science RUO. Under this agreement, we will receive payment for the bulk materials they require for these research products

Part I

and royalties on sales of any of these products that incorporate our technologies. The term of this agreement continues for the life of our patent rights pertaining to the license of our technologies under this agreement to R&D Systems, unless terminated earlier. There are various conditions, which allow either party to terminate the agreement, including for material breach by either party, for financial difficulties involving either party, by mutual agreement or for any reason by either party upon six months’ prior notice. Under the terms of a separate agreement entered into in August 2003, R&D Systems purchased 80,000 shares of our Series F Preferred Stock at a purchase price of $5.00 per share.

Pfizer Inc.

In February 2003, we entered into a research and development agreement with Pfizer Inc., under which we are collaborating with Pfizer to develop new reagents designed to detect proprietary antigens on CTCs. We believe this project may allow Pfizer to determine the efficacy of their therapeutic products significantly earlier than possible with current methods. We received an initial payment for research support under the agreement and we will receive additional payments upon the completion of certain agreed development goals. In December 2004, we and Pfizer entered into a second extension of the agreement, so that the agreement now extends to allow for completion of a phase I study. The contract will expire at the conclusion of the clinical research study which is the subject of the agreement. We anticipate that this trial will be completed before the end of 2006. We believe this project may help Pfizer to determine the efficacy of certain of their therapeutic products significantly earlier than is possible with other methods. During this further extension, we will receive additional payments in support of our research work under the agreement. Pfizer has the right to terminate with or without reason upon five days’ prior written notice, in which case Pfizer’s only obligation will be to pay for services performed up to the termination date plus payment for any non-cancelable obligations.

University of Twente and STW

In June 2004, we entered into an addendum to our technology development agreement and license agreement with Twente, and STW, a research funding agency of the Dutch government. Under the modified agreement, STW will provide Twente with up to approximately $1 million toward developing an affordable and portable instrument to monitor patients with HIV. This instrument represents an additional application of our existing technology, specifically the CellTracks EasyCount system, which was developed through our collaboration with Twente. Under the agreement addendum, we will contribute “in kind” research effort toward the project such as personnel, equipment and supplies, among other things, and we have rights to commercialize products that result from the agreement.

SALES AND MARKETING

Commercialization of cancer products

Veridex is responsible for worldwide sales, marketing, distribution and service in the cancer market for products based on our technologies that use intact cells. Veridex has established its own marketing organization and sales force to sell to commercial reference and hospital laboratories. Veridex also uses additional commercial resources within other Johnson & Johnson companies that have existing relationships with relevant medical professionals to market these products. The products currently available for sale for IVD use through Veridex include the CellSave Preservative Tube, CellTracks AutoPrep System, CellTracks Analyzer II, the CellSearch Circulating Tumor Cell Kit and the CellSearch CTC Control Kit. The CellSearch Profile Kit, three CellSearch tumor Profiling Reagents and the CellSearch Endothelial Cell kit are sold by Veridex for RUO. These products are in use in academic centers across the United States and several placements have been made in Europe and Japan including

Part I

SRL, the largest reference laboratory in Japan. In addition, Quest Diagnostics offers assays using the CellSearch Circulating Tumor Cell Kit throughout the US, and is actively promoting the assay with a specialized sales force that has expertise in this type of testing. Together with Veridex, we plan to continue to execute clinical research and marketing studies using these products with opinion leaders in the US, Europe and Japan. The objective of these studies will be to generate publications that support the potential utility of CTCs in various cancers and in earlier stages of the disease and on the overall performance of the products when used by customers.

Pharmaceutical development market

We believe that our products can be used to aid pharmaceutical and biotechnology companies with therapeutic development programs. We offer assay development services and clinical laboratory testing services to pharmaceutical and biotechnology companies. In addition, we and Veridex market our cancer products to reference laboratories and CROs that service the pharmaceutical and biotechnology industry and directly to pharmaceutical and biotechnology companies. We have entered into an agreement with Pfizer relating to an ongoing collaboration that incorporates our technology into one of Pfizer’s drug development programs. We have sold a system to two major pharmaceutical companies for use in various drug development and clinical trials and have shipped three systems to two CROs in the US and Europe.

Life science research market

The life science research market includes academic centers and other private and public institutions in addition to corporations engaged in research in cell and molecular biology. Our agreement with R&D Systems Inc. permits them to sell and use our magnetic particle technology in cell capture and analysis products in the life science research market. Additional strategies to market to this segment include:

➢	Further developing relationships with companies such as R&D Systems in order to leverage their sales, marketing and distribution infrastructures. R&D Systems has established relationships with customers in the life science research market and have substantial resources for the introduction of new products.

➢	Exploring additional partnerships with commercial organizations that could offer broad access to the life science research market.

➢	Develop distribution channels for our new life science research products.

Reimbursement

We intend to focus with our marketing partners on obtaining coverage and reimbursement from major national and regional managed care organizations and insurance carriers throughout the US. Positive coverage decisions have been secured in many states for the CellSearch CTC test. Most of the third-party payor organizations independently evaluate new diagnostic products by reviewing the published literature or the Medicare coverage and reimbursement policy on the specific diagnostic product. To assist the third-party payors in their respective evaluations of our diagnostic products, we and Veridex intend to provide scientific and clinical data to support our claims of the safety and efficacy of our products. Furthermore, we believe that the FDA’s action to establish a new classification for use of our technology in cancer under their de novo review process may assist us and Veridex in obtaining attractive reimbursement rates.

Successful sales of our products in the US and other countries will depend on the availability of reimbursement from third-party payors such as private insurance plans, managed care organizations, and

Part I

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

However, we have limited experience in obtaining reimbursement for any products in the US or other countries. In addition, third-party payors are routinely limiting reimbursement coverage for medical devices and in many instances are exerting significant pressure on medical suppliers to lower their prices. Also, outside of the US, healthcare reimbursement systems vary from country to country, and may not provide adequate reimbursement coverage, if any, for our products. We do not know whether third-party reimbursement will be available for our initial products or any other products that we may develop in the future, or that such third-party reimbursement, if obtained, will be adequate.

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

The development, FDA clearance or approval and commercial marketing of competing products for cell-based diagnostics products could have a material adverse effect on our business, financial condition and results of operations. We face direct competition from a number of publicly traded and privately held companies, including other manufacturers of cancer diagnostics products.

Part I

We and Veridex face competition on the basis of a number of factors, including product labeling and supporting clinical data, product design, automation and integration, product quality and performance, manufacturing efficiency, marketing and sales capabilities, intellectual property and customer service and support. We do not know if we will be able to compete successfully against current or future competitors or that competition, including the development and commercialization of new products and technologies, will not have a material adverse effect on our business, financial condition or results of operations.

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

In addition, companies offering tumor cell isolation or analysis products in the research market may attempt to develop products that might be functionally similar to ours. However, we do not believe they currently have either the stand-alone capability or regulatory clearances to provide the complete commercial package of cell preservation, cell isolation, cell labeling and cell detection techniques that we believe is required to address some of the current inadequacies of existing diagnostic methods.

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

Manufacturing and supply

Our facilities currently comprise approximately 53,500 square feet, of which 10,000 square feet of space is dedicated to manufacturing of bulk reagents and instruments at our Huntingdon Valley, PA location. Our manufacturing operations are required to be conducted in accordance with the FDA’s current Good Manufacturing Practices, or cGMP, requirements in the FDA’s quality system regulations, or QSRs, and our space and manufacturing processes have been designed to comply with these cGMP and QSRs. QSRs require, among other things, that we maintain documentation and process controls in a prescribed manner with respect to manufacturing, testing and quality control. We are subject to FDA inspections to verify compliance with QSRs. We are currently certified as being in compliance with the ISO 13485 standard, and we obtained the Conformite´ Europeene, or CE mark, which is required for our products to be sold in the European Union.

We manufacture bulk reagents, the disposable components of the CellSearch Circulating Tumor Cell Kit and certain ancillary products. We purchase basic raw materials and perform value-added manufacturing

Part I

processes such as bulk formulation and in some cases, packaging, at our facility. Certain raw materials used in the manufacturing of our reagent products are available from a limited number of sources, such as Invitrogen Corporation, Prozyme, Inc., International Specialty Products and Supelco, a subsidiary of Sigma-Aldrich Co. We acquire these raw materials on a purchase order basis. To date, we have not experienced any significant interruption in supply from these vendors. We believe our manufacturing capacity is sufficient for commercialization of our IVD products. We manufacture CellTracks Analyzer II on site from purchased components and subsystems. Astro Instrumentation LLC, based in Strongsville, Ohio, manufactures the CellTracks AutoPrep System under contract. We complete final assembly and perform quality control testing and release for this instrument at our facility. Kendall, a Tyco Healthcare Group LP company, manufactures the CellSave Preservative Tube for us. We manufacture the bulk cell preservative reagent under a non-exclusive license from Streck Laboratories, Inc., or Streck. We ship this bulk reagent to Kendall for filling and packaging.

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

While we own much of our intellectual property, including patents, patent applications, trademarks, copyrights, trade secrets, know-how and proprietary information, we also license related technology of importance to commercialization of our products. For example, to continue developing and commercializing our current and future products, we may license intellectual property from commercial or academic entities to obtain the rights to technology that is required for our research, development and commercialization activities. In connection with the commercial distribution of our products, we also have obtained trademark registrations in the US for “Immunicon”, the Immunicon logo, CellTracks AutoPrep logo, CellSpotter Analyzer logo, “CellSpotter”, “Magnest”, “CellSave”, and “CellTracks”. We have filed a number of trademark registration applications in preparation for commercial distribution activities on future products. Much of the proprietary software and related information utilized in our instrument systems is protected by our copyright rights or by such rights that we have licensed.

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

Part I

We solely own all of the patents and patent applications set forth above relating to our technologies, with the exception of the patents or patent applications related to technologies resulting from our collaboration with University of Texas, or Texas, which are jointly owned by Texas and us and are subject to the terms of the exclusive license to us from Texas described below.

We also have exclusively in-licensed significant intellectual property, including patents and know-how, related to our cell analysis instrumentation and cell isolation and enrichment products. In April 1997, we entered into a license agreement with Twente. Under this agreement, Twente granted to us an exclusive, worldwide, royalty-bearing license to make, have made, use, lease and/or sell products comprising certain inventions and developments developed at Twente relating to analysis of various particles that are similar to cells and cell particles. This technology and the underlying patents and know-how contribute significantly to our CellTracks Analyzer. This agreement will terminate upon the later of April 2007 or the expiration date of the last to expire of the patents licensed under this agreement. In addition, Twente may unilaterally terminate this agreement if we are in material breach or if we become bankrupt or insolvent. Twente also may unilaterally terminate the license granted under this agreement if we do not maintain sufficient general and product liability insurance coverage once we have begun clinical trials and commercialization of our products.

In June 1999, we entered into a license agreement with the Texas. Under this agreement, Texas granted to us an exclusive, worldwide, royalty-bearing license to use, have used, manufacture, have manufactured, sell and/or have sold products comprising certain technologies, including patents and know-how, which we developed in collaboration with Texas, relating to the isolation, enrichment and characterization of CTC and determination of their relationship to cancer disease states. We are responsible for making royalty payments of 1% of reagent sales incorporating the intellectual property licensed to us under this agreement. This agreement terminates when all of Texas’s rights to the licensed technologies expire. In addition, Texas also may unilaterally terminate this agreement if we are in material breach or become bankrupt or insolvent. Texas also may unilaterally terminate the license granted under this agreement, or the exclusivity of such license, in any national political jurisdiction if we fail to provide written evidence satisfactory to Texas, within 90 days of receiving written notice from Texas that it intends to terminate this license, that we or our sublicensees have commercialized or are actively attempting to commercialize a licensed invention in these jurisdictions.

In addition, in July 2002, we entered into a license agreement with Streck. Under this agreement, Streck granted to us a non-exclusive, worldwide, royalty-bearing license to practice certain of Streck’s cell preservation technology, including patents and know-how, for the research, development, manufacture and sale of our CellSave Preservative Tube to test for the presence of CTCs in a sample of fluid from a patient. This agreement will terminate upon the expiration date of the last to expire of the patents licensed under this agreement or by mutual written agreement by Streck and us. In addition, either party also may terminate this agreement if the other party is in material breach or becomes involved in financial difficulties, including bankruptcy and insolvency. In December 2004, we exercised our right under the amended license agreement to extend the field of the license to include testing for the presence of endothelial cells in a sample of fluid from a patient.

We have a portfolio of issued patents and patent applications, which we believe provides patent coverage for our proprietary technologies and products. As of March 1, 2006 our intellectual property estate consisted of 167 issued patents or patent applications, as follows:

➢	35 issued US patents, including two US design patents;

➢	20 US non-provisional patent applications;

➢	11 US provisional patent applications;

➢	24 foreign patents, including 6 foreign design patents;

Part I

➢	66 foreign patent applications that are in various national stages of prosecution; and

➢	11 foreign patent applications not at the national stage.

Each of the foreign filings corresponds in subject matter to a US patent filing. Our patent portfolio as of February 6, 2006 is summarized in the following table:

Category	US patents granted		US applications filed		Foreign patents granted		Foreign applications filed
Methods of Use	9		10		5		6
Material Production-Method	7		5		5		33
Magnetic Separators	7		2		6		5
Platforms/Other Devices	12	*	14	*	8	*	33
Total	35		31		24		77

*	Including design patent applications and patents.

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

Part I

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

After a medical device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a significant change in its intended use, requires a new 510(k) clearance or could require a PMA approval. The FDA requires each manufacturer to make this determination, but the FDA can review the decision. If the FDA disagrees with the manufacturer’s decision not to seek FDA authorization, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing until clearance or approval is obtained or takes other action. Under the Medical Device User Fee and Modernization Act of 2002, or MDUFMA, we are subject to a fee of up to $3,833 for each 510(k) submission.

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

If a medical device does not qualify for the 510(k) pre-market notification process and is not eligible for clearance through the de novo review process, a company must file a PMA application. The PMA application process generally requires more extensive pre-filing testing than is required for a 510(k) pre-market notification and is more costly, lengthy and uncertain. The PMA process can take one to two years or more. The PMA application process requires the manufacturer to prove the safety and effectiveness of the device to the FDA’s satisfaction through extensive pre-clinical and clinical trial data, as well as information about the device and its components, including, among other things, device design, manufacturing and labeling. Before approving a PMA, the FDA generally also performs an on-site inspection of the applicant’s manufacturing facilities to ensure compliance with QSR requirements. The current MDUFMA fee for us to submit a PMA is up to $259,600 per PMA, but we may qualify for a small business reduction or first time exemption from the fee. After any PMA approval, a new PMA application or PMA supplement is required in the event of certain modifications to the device, it’s labeling, intended use or indication, or its manufacturing process. We have qualified for the small business fee, which is $98,648.

The CellSearch Circulating Tumor Cell Kit, along with our CellSpotter Analyzer, has received clearance through the de novo review process. Our CellSave Preservative Tube, our CellPrep System, our CellTracks AutoPrep System and our CellTracks Analyzer II have received clearance through the 510(k) process. Veridex has received 510(k) clearance for the Control Cell Kit, a predicate version of the CellSearch Epithelial Cell Control. We believe that some of the products we are developing and anticipate will be sold in diagnostic kit form, especially products that may be used for screening, may require PMA approval, if we are unable to demonstrate to the FDA either that these potential products are substantially equivalent to a predicate device or are eligible for clearance through what is called the de novo review process.

Part I

In October 2005, Veridex received clearance from the FDA of a 510(k) regulatory submission in which Veridex provided additional data from our clinical trial in metastatic breast cancer for inclusion in the package insert of the CTC Kit. These data, relating to the relationship between CTCs and PFS and OS at additional time points during therapy, were presented at the 2005 ASCO meeting.

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

Analyte specific reagents

The FDA regulates the sale of certain reagents, including some of our reagents, used in laboratory tests. The FDA refers to the reagents used in these tests as ASRs. ASRs react with a biological substance including those intended to identify a specific DNA sequence or protein. ASRs generally do not require FDA PMA approval or clearance if they are sold in compliance with the ASR regulations and are sold to:

➢	IVD manufacturers;

➢	clinical laboratories certified by the government to perform high complexity testing; or

➢	organizations that use the ASRs for purposes other than providing diagnostic information to patients and practitioners, e.g., forensic, academic, research and other non-clinical laboratories.

Products sold under this exemption must be labeled in accordance with FDA requirements, including a statement that their analytical and performance characteristics have not been established. A similar statement would also be required on all related advertising and promotional materials. The FDA also

Part I

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

Federal and state laws protect the confidentiality of certain patient health information, including patient records, and restrict the use and disclosure of that protected information. In particular, the US Department of Health and Human Services published patient privacy rules under the Health Insurance Portability and Accountability Act of 1996. These privacy rules protect medical records and other personal health information by limiting its use and release, giving patients the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. We believe that we generally have taken all necessary steps to comply with health information privacy and confidentiality statutes and regulations in all jurisdictions, both state and Federal. However, we, or the parties with which we do business, may not be able to maintain compliance in all jurisdictions where we do business. Failure to maintain compliance, or changes in state or federal laws regarding privacy, could result in civil and/or criminal penalties and could have a material adverse effect on our business.

EMPLOYEES

As of December 31, 2005, we had 107 employees at two facilities, consisting of one facility at our corporate address in Huntingdon Valley, PA and another facility in Enschede, The Netherlands. Eleven of these employees hold Ph.D. degrees and one of these employees holds an M.D. and a Ph.D. degree. Of the 101 full-time and 6 part-time employees, 44 are directly involved in research and development, and 37 are involved in manufacturing operations. Five of our full time employees and one of our part-time

Part I

employees are employed in The Netherlands. None of our employees are represented by labor unions or covered by collective bargaining agreements. In August 2005, we announced that we were reducing staff and other expenses in order to align costs with our commercialization strategy and initial revenue achievements. We therefore reduced our workforce by approximately 25% as of that date to our current employee compliment.

We have not experienced any work stoppages and we consider our relations with our employees to be good.

In November 2005, we announced that our board of directors approved a top management succession plan under which Byron D. Hewett, would assume the title of President and Chief Executive Officer and be elected as a member of the board, which became effective on January 1, 2006. Edward L. Erickson will continue to serve as Executive Chairman of our board of directors through March 31, 2006. Thereafter, Mr. Erickson will remain as Chairman of our board of directors in a non-executive capacity at least until the next annual meeting of stockholders. The intent of the current succession plan is to provide an adequate transition period to facilitate efficient and effective transfer of top management duties and leadership from Mr. Erickson to Mr. Hewett.

We are liable for certain payments under employment contracts with our Executive Chairman, Chief Executive Officer, Chief Financial Officer, Chief Scientific Officer and Chief Counsel. These contracts require that we continue salary and benefits for these officers for a period of one year and that we accelerate any unvested options, if any, if the officer is terminated, except for cause, or in the event of a change of control, as defined in the contracts. Our obligations as defined in the employment contract with our Executive Chairman will cease as of March 31, 2006 when he will cease to be Executive Chairman but will continue to serve as Chairman of our board in a non-executive capacity.

Item 1A.    Risk factors

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

We have a limited operating history. We have incurred significant net losses since we began operations in 1983. As of December 31, 2005, we had an accumulated deficit $118.4 million. For the three years ended December 31, 2005, 2004 and 2003 we had net losses of $26.9 million, $27.9 million and $17.6 million, respectively. These losses have resulted primarily from costs incurred in our research and development programs and from our general and administrative expenses. Because our operating expenses may increase in the near term, we will need to generate significant additional revenue to achieve profitability. As we do not as yet have sufficient operating revenue from the sales of our products to offset our losses, we do not expect to have any sufficient operating income from the sale of our products until at least 2008. We will continue to incur research and development and clinical trial expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development efforts,

Part I

market acceptance and uncertainties concerning the success of sales efforts by us and Veridex, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

If our relationship with Veridex is terminated or does not function effectively, we may be unable to continue to commercialize effectively certain of our products based on our technologies in the field of cancer.

We entered into a development, license and supply agreement with Veridex, under which we granted to Veridex a worldwide exclusive license in the field of cancer to commercialize cell analysis products based on our technologies. We also appointed Veridex as our exclusive sales, invoicing and collection agent for our cell analysis instrumentation in cancer. Veridex may terminate this agreement with or without reason at any time by providing us with 24 months’ prior written notice. Veridex also may terminate this agreement if we are in material breach or are acquired by a competitor in the IVD field. In addition, while we have granted Veridex the exclusive right to market, distribute and conduct field, technical, customer service and certain manufacturing finishing operations for these products, Veridex has very limited obligations to perform these functions under this agreement. For example, the agreement does not require Veridex to meet any minimum levels with respect to sales, marketing personnel or other marketing expenditures. If Veridex were to terminate, or fail to meet its obligations under this agreement or fail to deploy adequate resources to commercialize products under this agreement:

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

If our products and Veridex’s products do not achieve market acceptance, we will be unable to generate significant revenues from them.

The future commercial success of our products and of Veridex’s products based on our technologies will depend primarily on:

➢	convincing research, reference and clinical laboratories to conduct validation studies using these products and to offer these products as research tools for scientists and clinical investigators and as diagnostic products to physicians, laboratory professionals and other medical practitioners; and

➢	convincing physicians to order tests for their patients, and laboratory professionals and other medical practitioners to use our technologies.

To accomplish this, we and Veridex will need to convince oncologists, primary care physicians, surgeons, laboratory professionals and other members of the medical and biotechnology communities of the benefits of these products through published papers, presentations at scientific conferences and

Part I

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

The products based on our technologies are generally regulated as medical devices by the FDA and comparable agencies of other countries. In particular, FDA regulations govern, among other things, the activities that we and Veridex perform, including product development, product testing, product labeling, product storage, pre-market notification clearance (or 510(k) clearance) or pre-market approval (or PMA), manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution.

Most of the products that we plan to develop and commercialize in the US will require either 510(k) clearance, or PMA approval from the FDA prior to marketing. The 510(k) clearance process usually takes from two to twelve months from submission, but can take longer. The PMA process is much more costly, lengthy and uncertain and generally takes from one to two years or longer from submission.

All of the products that we or Veridex intend to submit for FDA clearance or approval will be subject to substantial restrictions, including, among other things, restrictions on the indications for which we and Veridex may market these products, which could result in lower revenues. The marketing claims we and Veridex will be permitted to make in labeling or advertising regarding our cancer diagnostic products, if cleared or approved by the FDA, will be limited to those specified in any clearance or approval. We expect that initially many of these products will be limited to research use only. In addition, both we and Veridex are subject to inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements. If the FDA determines that we or Veridex have failed to comply with these requirements, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions, including:

➢	fines, injunctions and civil penalties;

➢	recall or seizure of our products or Veridex’s products;

➢	operating restrictions, partial suspension or total shutdown of production;

➢	denial of requests for 510(k) clearances or PMAs of product candidates;

➢	withdrawal of 510(k) clearances already granted;

➢	disgorgement of profits; and

➢	criminal prosecution.

Part I

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

We have limited commercial manufacturing experience and capabilities. We currently assemble or perform final assembly, test and release of the CTAII and CellTracks AutoPrep System, as well as bulk reagents and other associated products used with the CellTracks AutoPrep System, at our facility located in Huntingdon Valley, Pennsylvania. We currently have adequate manufacturing capacity to meet anticipated demand for 2006 and 2007. However, in order to meet anticipated demand thereafter, we will likely have to expand our manufacturing processes and facilities or increase our reliance on third-party manufacturers. Under our agreement with Veridex, we might be required to establish a third manufacturing facility or qualify a contract manufacturer in the future. We might encounter difficulties in expanding our manufacturing processes and facilities or in expanding our relationships with third-party manufacturers and might be unsuccessful in overcoming these difficulties. In that event, our ability to meet product demand could be impaired or delayed.

We face additional risks inherent in operating a single manufacturing facility for those products we manufacture ourselves. We do not have alternative production plans in place or alternative facilities available at this time. If there are unforeseen shutdowns to our facility, we will be unable to satisfy customer orders on a timely basis with respect to these products. We rely currently and intend to continue to rely significantly in the future on third-party manufacturers to produce some of our products. For example, we are dependent on a small, private contract design, engineering and manufacturing company, Astro Instrumentation, LLC, or Astro, for our CellTracks AutoPrep System and for certain components of the CTAII. If Astro loses key personnel or encounters financial or other difficulties, they may be unable to continue to manufacture this system and provide ongoing design and engineering support for commercialization and future enhancements of this system, and we may have difficulty replacing them. In addition, we currently use a third-party manufacturer for our CellSave Preservative Tube. We are dependent on these third-party manufacturers to perform their obligations in a timely and effective manner and in compliance with FDA and other regulatory requirements. If these third-party manufacturers fail to perform their obligations, our competitive position and ability to generate revenue could be adversely affected in a number of ways, including:

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

The majority of the sales of our products and Veridex’s products based on our technologies in the US and other markets will depend, in large part, on the availability of adequate reimbursement to users of these products from government insurance plans, including Medicare and Medicaid in the US, managed

Part I

care organizations, private insurance plans and other third-party payors. Because these products have only recently been commercially introduced, third-party payors have limited history of reimbursing for the cost of these products. Third-party payors are often reluctant to reimburse healthcare providers for the use of medical diagnostic products incorporating new technology. In addition, third-party payors are increasingly limiting reimbursement coverage for medical diagnostic products and, in many instances, are exerting pressure on medical products suppliers to reduce their prices. Consequently, third-party reimbursement might not be consistently available or adequate to cover the cost of our products or changes may occur in the reimbursement policies of third-party payors. Any of these events could limit our ability or Veridex’s ability to sell these products or cause the prices of these products to be reduced, which would adversely affect our operating results.

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

We and any third-party manufacturers on which we currently rely or will rely in the future, including those we rely on to produce our CellTracks AutoPrep System and CellSave Preservative Tube, must continuously adhere to the current good manufacturing practices, or cGMP, set forth in the FDA’s Quality System Regulations, or QSR, and enforced by the FDA through its facilities inspection program. In complying with QSR, we and any of our third-party manufacturers must expend significant time, money and effort in design and development, testing, production, record-keeping and quality control to assure that our products meet applicable specifications and other regulatory requirements. The failure to comply with these specifications and other requirements could result in an FDA enforcement action, including the seizure of products and shut down of production. We or any of these third-party manufacturers also may be subject to comparable or more stringent regulations of foreign regulatory authorities, which include compliance with ISO 13485 2003 and the European Union’s in vitro Diagnostic Directive 98/97/EC. If we or any of our third-party manufacturers fail to comply with these regulations, we might be subject to regulatory action, which could delay or curtail our ability to develop, and Veridex’s and our ability to commercialize, products based on our technologies.

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

Part I

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

We do not know whether additional financing will be available on commercially acceptable terms when needed, if at all. If adequate funds are not available or are not available on commercially acceptable terms, our ability to fund our operations, develop products or technologies or otherwise respond to competitive pressures could be significantly delayed or limited, and we might need to downsize or halt our operations.

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

If the third parties with which we intend to contract with for clinical trials do not perform in an acceptable manner, or if we suffer setbacks in these clinical trials, our business may suffer.

We do not have the ability to conduct independently the clinical trials required to obtain regulatory clearances for our products. We intend to rely on third-party expert clinical investigators and CROs to perform these functions. If we cannot locate and enter into favorable agreements with acceptable third parties, or if these third parties do not successfully carry out their contractual obligations, meet expected deadlines or follow regulatory requirements, including clinical laboratory, manufacturing and good clinical practice guidelines, then we may be the subject of an enforcement action by the FDA or some other regulatory body, and may be unable to obtain clearances for our products or to commercialize them on a timely basis, if at all.

Part I

The completion of clinical trials of our products may be delayed by many other factors, including the rate of enrollment of patients. Neither we nor any third-party clinical investigators and CROs can control the rate of patient enrollment, and this rate might not be consistent with our expectations or sufficient to enable clinical trials of our products to be completed in a timely manner or to be completed at all. In addition, regulatory authorities might not permit us to undertake additional clinical trials for one or more of these products. Currently, we have two important labeling trials underway in colorectal and prostate cancer. If we suffer any significant delays, setbacks or negative results in, or termination of, these clinical trials or our other clinical trials for our products, we may be unable to generate product sales from these products in the future.

If we lose key management or scientific personnel, scientific collaborators or other advisors, our business would suffer.

Our success depends, in large part, on the efforts and abilities of Byron D. Hewett, who is our President and Chief Executive Officer, Leon W.M.M. Terstappen, who is our Senior Vice President of Research and Development and Chief Scientific Officer, and James G. Murphy, who is our Senior Vice President of Finance and Administration and Chief Financial Officer, as well as the other members of our senior management and our scientific and technical personnel. In April 2005, Mr. Erickson notified our board of directors of his intention to step down as Chief Executive Officer on March 31, 2006. Given that the pool of individuals with relevant experience in biotechnology and diagnostic products in particular is limited, it would be costly and time-consuming to replace any of our senior management or scientific personnel. Although we maintain key-person life insurance on Dr. Terstappen, we do not maintain key-person life insurance on any of our other officers, employees or consultants. We also depend on our scientific collaborators and other advisors, particularly with respect to our research and development efforts. If we lose the services of one or more of our key officers, employees or consultants, or are unable to retain the services of our scientific collaborators and other advisors, our research and development and product development efforts could be delayed or curtailed.

If Veridex and the other third-parties on which we currently rely or may rely in the future to perform marketing, sales and distribution services for our products do not successfully perform these services, our business will be harmed.

We have limited marketing, sales and distribution experience and capabilities. In order to commercialize any of our products, we must either internally develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. We currently rely, and we intend to rely for the foreseeable future on sales, marketing and distribution arrangements with third parties for the commercialization of our products. Specifically, we rely on Veridex for the commercialization of cancer diagnostic products based on our technologies. We may be unable to enter into sales, marketing and distribution agreements with third parties on acceptable terms, if at all. Also, the sales, marketing, and distribution efforts of these third parties might not be successful. Any sales through these third parties might be less profitable to us than direct sales.

If we decide to perform any sales, marketing and distribution functions ourselves, we might face a number of risks, including:

➢	the inability to attract and build the significant and skilled marketing staff or sales force necessary to commercialize and gain market acceptance for our products;

➢	the amount of time and cost of establishing a marketing staff or sales force might not be justifiable by the revenues generated by any particular product; and

➢	the failure of our direct sales and marketing personnel to initiate and execute successful commercialization activities.

Part I

If the limited number of suppliers on which we rely fail to supply the raw materials we use in the manufacturing of our reagent products, we might be unable to satisfy product demand, which would negatively impact our business.

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

Part I

If we experience delays in the development of new products or delays in planned improvements to our products, our commercial opportunities will be reduced.

To improve our competitive position, we believe that we will need to develop new products as well as improve our existing instruments and software, reagents and ancillary products. Improvements in operator workflow, automation and throughput (the number of tests that can be performed in a specified period of time) for our products will be important to maintain a competitive position of our products as we market to a broader, perhaps less technically proficient, group of customers. Our ability to develop new products and make improvements in our products may face difficult technological challenges leading to development delays. For example, we had experienced delays in connection with the development of our laser-based CellTracks Analyzer cell analysis instrument for use in cancer diagnostic testing. These delays were the result of technical problems associated with reliability of the system to detect cancer cells. In response, in June 2005, we introduced a second generation instrument, the CellTracks Analyzer II, which, among other improvements over our current CellSpotter Analyzer, implements enhancements such as the automation of data acquisition and enhanced detection of CTCs and other types of cells. We are also continuing to develop our analyzer platforms further because we believe that some of the planned features, such as foreign language capability of our software and the ability to quantify cellular markers using ASRs, may be required to remain competitive and address future potential research and clinical applications. If we are unable to successfully complete development of new products or planned enhancements to our products, in each case without significant delays, our future competitive position may be adversely affected.

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

We may need to add a significant number of new personnel and expand our capabilities in order to successfully pursue our commercialization strategy for our initial IVD products as well as our research

Part I

and development efforts. Certain aspects of our operations may need to be scaled up, for example, to increase the batch sizes of antibodies and other bulk components that we will need to provide for use in the test kits manufactured by Veridex and the number of instrument systems we can manufacture per quarter. Organizational growth and scale-up of operations could strain our existing managerial, operational, financial and other resources. If we fail to manage this growth effectively, we may not be able to achieve our research and development and commercialization goals.

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

Part I

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

If a third-party claims that we infringe upon its proprietary rights, any of the following may occur:

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

Part I

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

We have exclusively in-licensed significant intellectual property, including patents and know-how, related to our cell analysis instrumentation and cell isolation and enrichment products. In September 1999, we entered into a license agreement with the University of Texas, or Texas, under which we were granted exclusive rights to technology, including patents and know-how, which we developed in collaboration with Texas, relating to the isolation, enrichment and characterization of CTCs. CTCs are cells that cover external and internal body surfaces and give rise to the majority of solid tumors. This technology and the underlying patents and know-how contribute significantly to our cell analysis products in the field of cancer diagnostics. We are responsible for making royalty payments of 1% of our sales of reagents incorporating the intellectual property licensed to us under this agreement. This agreement terminates when all of Texas’s rights to the licensed technologies expire. In addition, Texas also may unilaterally terminate this agreement if we are in material breach or become bankrupt or insolvent. Texas also may unilaterally terminate the license granted under this agreement, or the exclusivity of such license, in any national political jurisdiction if we fail to provide written evidence satisfactory to Texas, within 90 days of receiving written notice from Texas that it intends to terminate this license, that we or our sublicensees have commercialized or are actively attempting to commercialize a licensed invention in these jurisdictions. In addition, in July 2002, we entered into a license agreement with Streck. Under this agreement, Streck granted to us a non-exclusive, worldwide, royalty-bearing license to practice certain of Streck’s cell preservative technology, including patents and know-how, for the research, development, manufacture and sale of our CellSave Preservative Tube to test for the presence of epithelial cells or CTCs in a sample of fluid from a patient. This agreement will terminate upon the expiration date of the last to expire of the patents licensed under this agreement. In addition, either party also may terminate this agreement if the other party is in material breach or becomes involved in financial difficulties, including bankruptcy and insolvency.

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

We are developing products designed to identify and characterize additional types of cells other than CTCs and epithelial cells, such as endothelial cells. We are also developing cell profile and molecular products using reagents that are fluorescently tagged antibodies and/or probes designed to characterize target cells, which may be classified by the FDA as analyte specific reagents, or ASRs. ASRs can be used in research as an aid in evaluating new therapies in clinical trials, and we plan to develop a family of ASRs for profiling of each rare cell type of interest. However, many, if not all, of the target-specific and

Part I

other reagents, including antibodies and probes, that we ultimately may use in the development and commercialization of these future cell profile products and in our future products for identifying additional types of cells may be protected by patent and other intellectual property rights owned by third parties. If we are unable to obtain rights to use this third-party intellectual property under commercially reasonable terms, or at all, we may be unable to develop these products, and this could harm our ability to expand our commercial products offerings and to generate additional revenue from these products.

RISKS RELATING TO OUR COMMON STOCK

The market price of our common stock may be highly volatile.

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. For the year ended December 31, 2005, our average daily trading volume was approximately 106,000 shares. Substantially all of the 27.5 million shares outstanding are eligible for sale in the public market. The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

Part I

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

As of December 31, 2005, options to purchase 3,302,480 shares of our common stock and warrants to purchase 42,169 shares of our common stock were outstanding. A total of 1,358,796 of the outstanding options and warrants are “in the money” and exercisable as of December 31, 2005. “In the money” means that the current market price of the common stock is above the exercise price of the shares subject to the warrant or option. The issuance of common stock upon the exercise of these options and warrants could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders. As of December 31, 2005 we also had restricted shares grants totaling 260,000 outstanding. These grants represent outright grants of our common stock which will vest as follows, 160,000 shares in 2008 and 100,000 in 2009. The issuance of common stock upon the exercise of these options, warrants and restricted common stock grants could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders.

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

Because we have a limited operating history and operate within the medical devices and diagnostic products segments of the pharmaceutical and biotechnology industries, our stock price is likely to be volatile. The market price of our common stock may fluctuate substantially due to a variety of factors, including:

➢	results of our clinical trials related to developing multiple indications for our cancer diagnostic products, such as those related to colorectal, lung or other solid tissue cancers, or expanding the applications of our technologies to fields of medicine other than cancer, such as cardiovascular and infectious diseases;

➢	changes in reimbursement policies concerning the diagnostic products that we or our competitors offer;

➢	media reports and publications and announcements about cancer or diagnostic products or new cancer treatments or innovations that could compete with our products;

➢	announcements concerning our competitors or the medical devices and diagnostic products segments in general;

➢	new regulatory pronouncements, changes in regulatory guidelines, such as adverse changes in reimbursement for cancer diagnostic products, and timing of regulatory approvals concerning the products in our pipeline;

➢	market conditions or trends related to the medical diagnostics and biotechnology industries or the market in general;

➢	additions to or departures of our key personnel, in particular, the loss of, Byron D. Hewett, our President and Chief Executive Officer, Leon W.M.M. Terstappen, our Chief Scientific Officer, and James G. Murphy, our Chief Financial Officer;

Part I

➢	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

➢	changes in financial estimates or recommendations by securities analysts;

➢	variations in our quarterly financial and operating results; and

➢	changes in accounting principles.

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

In addition, Section 203 of the General Corporation Law of the State of Delaware, as amended, or the Delaware General Corporation Law limits business combination transactions with 15 percent stockholders that have not been approved by our board of directors. These provisions and others could make it difficult for a third-party to acquire us, or for members of our board of directors to be replaced, even if doing so would be beneficial to our stockholders. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace the current management team. If a change of control or change in management is delayed or prevented, holders of our common stock may lose an opportunity to realize a premium on their shares of common stock or the market price of our common stock could decline.

Part I

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

Item 1B.    Unresolved staff comments

Not applicable.

Item 2.    Properties

We currently lease approximately 53,500 square feet of office and laboratory space in Huntingdon Valley, Pennsylvania. Our current space is adequate to support commercialization. The lease expires on September 30, 2010 although we can elect to terminate the lease any time after May 10, 2006, subject to an early termination payment.

In August 2005, we announced that we were reducing staff and other expenses in order to align costs with our commercialization strategy and initial revenue achievements. We therefore reduced our workforce by approximately 25% as of that date. We made all severance-related payments, totaling approximately $400,000, in 2005. We also expect to incur additional charges of up to an estimated $600,000 such as those related to space consolidation, among others, in 2006. Related to this reorganization we plan to consolidate operations within our existing office space and will therefore attempt to sublease a portion of our existing space. We anticipate completing the consolidation of office space in the first half of 2006.

We also lease approximately 2,500 square feet of office and laboratory research space in Enschede, The Netherlands, used to support our research and development activities. This lease expires on August 1, 2009.

Item 3.    Legal proceedings

We are not currently a party to any material legal proceedings.

Item 4.    Submission of matters to a vote of security holders

None.

Part II

Item 5.    Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Our common stock is quoted on the Nasdaq National Market under the symbol “IMMC” Trading of our common stock commenced on April 16, 2004, following completion of our IPO. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq National Market:

	FISCAL YEAR 2005		FISCAL YEAR 2004
	High	Low	High	Low
First Quarter	$7.100	$4.800	—	—
Second Quarter (prior year IPO April 16, 2004)	$6.330	$3.610	$10.500	$6.920
Third Quarter	$5.200	$3.400	$10.609	$7.200
Fourth Quarter	$4.670	$3.250	$10.060	$6.660

On March 1, 2006, the last reported sale price of our common stock on the Nasdaq National Market was $3.28 per share. On March 1, 2006, we had approximately 103 holders of record of our common stock.

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

Part II

Item 6.    Selected financial data

The following selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements. The selected consolidated financial data set forth below should be read together with the financial statements and the related notes to those financial statements, as well as “Management’s discussion and analysis of financial condition and results of operations,” appearing elsewhere in this Annual Report.

	Years Ended December 31,
Statement of operations data:	2005	2004	2003	2002	2001
	(in thousands, except share and per share data)
Product revenue from related party	$1,458	$869	$—	$—	$—
Product revenue from third-party	1,585	258	—	—	—

Product revenue	3,043	1,127	—	—	—

Other revenue from related party	1,045	423	2,636	621	575
Service and other revenue	559	15	338	311	—

Total revenue	4,647	1,565	2,974	932	575
Cost of goods sold	2,669	—	—	—	—

Gross margin	1,978	1,565	2,974	932	575

Costs and expenses:
Research and development	21,776	23,545	16,032	15,797	10,493
General and administrative	8,019	6,064	4,512	3,563	2,662

Total operating expenses	29,795	29,609	20,544	19,360	13,155

Operating loss	(27,817)	(28,044)	(17,570)	(18,428)	(12,580)
Other income from related party	—	—	250	—	—
Interest income (expense), net	939	111	(323)	107	538

Pretax loss	(26,878)	(27,933)	(17,643)	(18,321)	(12,042)

Foreign tax expense	30	—	—	—	—

Net loss attributable to common stockholders	$(26,908)	$(27,933)	$(17,643)	$(18,321)	$(12,042)

Net loss per common share - basic and diluted	$(1.06)	$(1.70)	$(37.90)	$(42.31)	$(28.44)

Weighted average common shares outstanding - basic and diluted	25,428,325	16,386,135	465,527	433,014	423,340

	As of December 31,
Balance sheet data:	2005	2004	2003	2002	2001
	(in thousands)
Cash, cash equivalents and short term investments	$42,594	$53,103	$30,601	$21,540	$36,397
Working capital	38,284	47,041	23,836	16,157	33,017
Total assets	54,970	61,064	35,735	24,676	39,927
Long-term obligations, less current portion	3,115	2,587	3,792	2,336	749
Convertible preferred stock	—	—	85,115	60,124	60,124
Total stockholders’ equity	42,080	48,838	24,666	16,610	34,812

Part II

Item 7.    Management’s discussion and analysis of financial condition and results of operations

OVERVIEW

Our business principally involves the development, manufacture, marketing and sale of proprietary cell-based diagnostic and research products and certain service activities with a primary focus on cancer. We believe that our products can provide significant clinical benefits by giving physicians better information to understand, treat, monitor and diagnose cancer and predict outcomes. Our technologies can identify, count and characterize a small number of circulating tumor cells, or CTCs, and other rare cells present in a blood sample from a patient. We also employ our technologies to provide analytical services to pharmaceutical and biotechnology companies to assist them in developing of new therapeutic agents.

We were incorporated in August 1983 in the Commonwealth of Pennsylvania as Immunicon Corporation. In December 2000, we merged with and into Immunicon Corporation, a Delaware corporation. In March 1999, we obtained $10.6 million in financing from the sale of our convertible preferred stock. As a result, we substantially increased investment in our cancer related products and technologies, hired additional key management team members and redirected our business strategy. Since 1999, we have devoted substantially all of our efforts to the development of our cell analysis platforms and diagnostic and research tools for applications in cancer. In April 2004, we completed an underwritten initial public offering, or IPO, of our common stock. Including the exercise of the underwriters’ overallotment option, we raised approximately $49.4 million, net of fees and other expenses. In June 2005, we sold 4.1 million shares of our common stock at $4.75 per share and received $18.0 million, net of fees and other expenses. These shares were sold pursuant to a shelf registration statement filed in May 2005. As of December 31, 2005 we have received an aggregate of approximately $156 million from the sale of our equity securities and have generated an accumulated deficit of approximately $118 million. Based on reaching certain commercialization goals, including sales of our products, we determined that as of the beginning of the fourth quarter of 2005, we were no longer a development stage company.

We expect to incur losses, which may increase over the next several years as we:

➢	conduct clinical trials to expand the uses of our technologies in metastatic cancers including metastatic breast, colorectal and prostate cancer and to earlier stages of the disease in breast and other cancers as well as for other potential applications of our technologies other than cancer;

➢	incur costs to place our cell analysis systems with customers and to support other commercialization activities;

➢	expand our manufacturing capability for instruments, bulk reagents, reagent kits and other consumable products; and

➢	develop applications of our technologies for diseases other than cancer, such as cardiovascular disease and for products to support drug development in cancer.

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

Part II

Veridex collaboration

We expect that the majority of our revenues from product sales for at least the years 2006 and 2007 will be derived from our relationship with Veridex. We have a development, license and supply agreement with Veridex, which provides Veridex with exclusive worldwide rights to commercialize cell analysis products based on our technologies in the field of cancer. In March 2004, we began commercialization of products that incorporate our technologies for research use only, or RUO, including third-party shipments of the Veridex CellSearch™ Circulating Tumor Cell Kit, the Immunicon CellTracks® AutoPrep® System, and Immunicon CellSpotter® Analyzer. Veridex received 510(k) clearance from the FDA, in January 2004 for in vitro diagnostic, or IVD, use of the Veridex CellSearch Circulating Tumor Cell Kit in the management of metastatic breast cancer (breast cancer that has spread beyond the primary breast tumor). Commercialization of our products for IVD use began in October 2004. In June 2005, we announced the release for sale of our new rare cell analysis platform, the CellTracks Analyzer II. This product is the next generation analyzer to our CellSpotter Analyzer. Veridex received FDA clearance in October 2005 for expanded claims for the CellSearch CTC Kit in metastatic breast cancer.

We are responsible for all cellular research and development, including the costs of clinical development. Upon any sale by Veridex of these reagent-based products and test kits, consumable products and disposable items, Veridex is obligated to pay us approximately 31% of their net sales less the cost previously reimbursed for these products. We are responsible for the sale of instrument platforms such as our CellTracks AutoPrep System and CTAII. Veridex acts as our sales agent for the sales of instrument platforms and receives up to 15% of the invoice price as a sales commission subject to a minimum gross profit margin, as defined in our agreement with Veridex, received by us on each system of 27.5%.

We are responsible for developing these cell analysis products and our cell analysis systems under the development plan. We are also responsible for managing and administering all clinical trials under the development plan. This plan is subject to the approval of a joint steering committee comprised of members designated by us and Veridex. Veridex has the majority of votes on this committee, although the entire agreement is subject to arbitration provisions in the event of any disputes that may arise. We must pay the first $5 million in clinical trial costs for the first cell analysis product for general population screening for a major cancer, and Veridex is responsible for the next $5 million of such clinical trial costs. We have agreed to negotiate in good faith for the allocation of costs in excess of $10 million. As of December 31, 2005, we have incurred no costs related to clinical trials for a product for general population screening and we do not anticipate spending any funds on clinical trials toward such a product through 2006.

Our agreement with Veridex provides for a total of up to $10.5 million in non-refundable license and milestone payments related to research and development activities, including up to $1.5 million for the initial license and up to $9.0 million related to the completion of certain instrument and clinical trial milestones. We have received $6.2 million as of December 31, 2005. We have also continuously reviewed the status of the remaining development milestones and, where appropriate, have renegotiated the development requirement and payment terms. We do not believe that these renegotiations will have a material adverse effect on the Company’s product development or financial position. We expect to earn the remaining $4.3 million in development milestone payments over the next three to five years.

If we do not successfully complete the payment criteria for a given future development milestone, we will not receive the applicable milestone payment. If we do not successfully complete the payment criteria by the target date for a given milestone, we will continue to be entitled to receive the milestone payment in the future upon successful completion of the criteria. However, Veridex’s obligation to pay us a percentage of the net sales for the specific cell analysis product to which the milestone relates would be reduced by 0.5% for the ten-year period beginning with the shipment for commercial sale of the first product resulting from this agreement. In no event, however, would reductions due to missed target dates

Part II

reduce our proportionate percentage share of net sales for the product specified that we would otherwise be entitled to receive from Veridex for sales of all cell analysis products by Veridex under this agreement by more than 0.5% in the aggregate. In the case of the CellSearch product related to metastatic breast cancer we agreed with Veridex that we did not reach a certain development milestone within the time period specified and therefore we will receive approximately 31% of net sales for this product.

In addition, if we achieve certain levels of sales of our reagents we may receive up to an additional $10 million in milestone payments from Veridex although we do not expect to receive any milestone payments related to sales goals until at least 2009.

Beginning with commercialization of the first IVD product under this agreement which occurred in October 2004, we are required to invest in certain research and development activities an amount equal to at least 10% of Veridex’s net sales, excluding revenues from instrument sales, from these products. These research and development activities may consist of any activities, such as product improvements, product line extensions and clinical trials, conducted to achieve the milestones described below, to advance the development program designed by the steering committee for this agreement, or to enhance the cancer-related cell analysis products or sample preparation and cell analysis systems based on our technologies. However, beginning with the first calendar year after the amount of these net sales exceeds $250 million we are only required to invest an amount equal to at least 8.5% of these net sales. We believe that we exceeded our funding obligation under this section of the agreement for the year ended December 31, 2005.

We believe that we have manufacturing capacity available at our existing facilities and under our existing agreements with component suppliers to satisfy commercial demand through 2006, at least. Veridex is responsible for filling and packaging costs for the reagents, as well as sales, marketing, distribution, customer and technical support and field service of our cancer products, including instrumentation. We have retained worldwide commercialization rights to all non-cancer applications of our technologies.

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

Revenues

We initiated sales activities for instrument platforms and reagent kits for RUO in the first quarter of 2004 and for IVD use in October 2004.

From product launch through December 31, 2005, we have shipped 47 cell analyzers (22 CellTracks Analyzer II systems and 25 CellSpotter Analyzer systems) and 42 CellTracks AutoPrep systems. From product launch until December 31, 2005, we have recognized revenue from the sale of 34 cell analyzers (13 CellTracks Analyzer II systems and 21 CellSpotter Analyzer system) and 30 CellTracks AutoPrep systems.

From product launch through December 31, 2005, we recognized revenues from the sale of 15 systems to third-party customers. Systems are comprised of one cell analyzer and one CellTracks AutoPrep system. These systems were sold to two major reference laboratories, to hospitals/research institutes, pharmaceutical companies who intend to use the products in the development of pharmaceutical products, and to CROs who offer testing services to pharmaceutical and biotechnology clients. From product launch through December 31, 2005, we have recognized instrument revenues from a related party for the sale of 14 complete systems. In addition to these complete systems, we have recognized revenue from the sale of five CellTracks Analyzer II instruments and one CellTracks AutoPrep

Part II

instrument to a related party. For the year ended December 31, 2005, we recognized revenue from the sale of 23 cell analyzers (13 CellTracks Analyzer II and ten CellSpotter Analyzers) and 19 CellTracks AutoPrep instruments and recorded $2.4 million in instrument sales.

Typically, when we ship systems to customers we grant a period of time to allow the customer to evaluate the system and to perform the required validation and training before requiring that the customer purchase the system. Therefore, recognition of revenue related to instrument shipments is typically delayed for a period of several months while customers complete validation of these systems in their laboratories.

For the year ended December 31, 2005, we had $601,000 in reagent revenue from the sale of test kits and other consumable products to Veridex and to third-party customers.

Our agreement with Veridex provides for a total of up to $10.5 million in non-refundable license and milestone payments related to research and development activities, including up to $1.5 million for the initial license and up to $9.0 million related to the completion of certain instrument and clinical trial milestones. We have received $6.2 million as of December 31, 2005. We also have continuously reviewed the status of the remaining development milestones and, where appropriate, have renegotiated the development requirement and payment terms. We do not believe that these renegotiations will have a material adverse effect on the Company’s product development or financial position. We expect to earn the remaining $4.3 million in development milestone payments over the next three to five years. Therefore, we expect that the revenue earned from license revenue will be inconsistent. Also, we expect to continue to invest significant amounts in research and development, particularly in clinical trials and platform development, and therefore we do not believe that these expenses will fluctuate in relation to when we expect to earn the milestone revenue referred to above.

In accordance with our policies for revenue recognition of milestone receipts we recognized $836,000, $334,000, and $2.6 million in the years ended 2005, 2004 and 2003, respectively, related to the Veridex agreement.

Under the Veridex agreement, we also can earn up to $10.0 million in revenue for achieving defined sales targets. Our agreement with Veridex provides for payments to us by Veridex of $2.0 million, $3.0 million and $5.0 million in the first year that sales recognized by Veridex of the CellSearch reagent products to third parties, excluding sales of instruments, reach $250 million, $500 million and $1 billion, respectively. We do not estimate that we will reach any of these sales targets until at least 2009 and therefore do not anticipate earning any sales-based milestone revenues until then.

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

Part II

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

Stock-based compensation expenses

Stock-based compensation expense, which is a non-cash charge, results from stock option grants to employees at exercise prices deemed for accounting purposes to be below the fair value of the underlying common stock on the day of the grant resulting in our recording stock-based compensation expense associated with such grants. Stock-based compensation expenses is also recorded for stock option and warrant grants to non-employees and for restricted stock grants to employees, directors and advisors in lieu of cash compensation. We amortize the deferred stock-based compensation to operating expenses over the vesting periods of the options and grants, subject to adjustment for forfeiture during the vesting period. During 2005, we recorded $1.3 million in deferred stock-based compensation in the equity section of the balance sheet and recorded $1.6 million as stock-based compensation expense in operating expense.

Interest income and expense

Interest income consists of interest earned on our cash, cash equivalents and investments. Investment holdings for the year ended December 31, 2005 consists primarily of mortgage backed notes, federal agency notes and investment grade debt securities. We have the intent and the ability to hold all of our debt securities until maturity and have recorded them at amortized cost. Interest expense consists of interest incurred on debt financings.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies include:

➢	revenue recognition;

➢	accounting for inventory and of costs of goods sold;

➢	accounting for research and development expenses;

➢	estimating the value of our equity instruments for use in deferred stock-based compensation calculations; and

➢	accounting for income taxes.

Part II

Revenue recognition

We derive revenues from: instrument and reagent product sales, service sales, license agreements and milestone achievements. We recognize revenue on product sales in accordance with the SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, or SAB No. 104, when persuasive evidence of an arrangement exists, the contract price is fixed or determinable, the product or accessory has been delivered, title and risk of loss have passed to the customer, and collection of the resulting receivable is reasonably assured. We recognize revenue for instrument placements at the time that all necessary conditions for the recognition of revenue have been met. Specifically, we may place instruments with customers and allow the customer a period of time for training and validation as is common in our industry. Therefore there may be a delay between the time that an instrument is placed with a customer and the point at which the revenue for the instrument placement is recognized. Also in certain instances the customer may be provided with an opportunity to return the instrument to us prior to acceptance. We therefore recognize the revenue associated with these instrument placements only at the point when it is clear that all revenue recognition criteria have been met and that no continuing right of return remains.

In accordance with SAB No. 104, up-front non-refundable license fees are recorded as deferred revenue and recognized over the estimated development period. Since August 2000, we have earned and received $6.2 million in license and milestone payments from Veridex. License and milestone payments are deferred and amortized on a straight-line basis over the product development period as defined for each specific product. Amounts received as reimbursement for research and development expenses are recorded as a reduction in research and development expense as the related costs are incurred.

Inventory capitalization

In October 2004, we launched our initial cancer diagnostic products, which received FDA clearance in January 2004. We completed our first instrument sale to a third-party laboratory customer during the fourth quarter of 2004. Therefore, effective October 1, 2004, we adopted a policy for capitalizing inventory and recognizing cost of sales. Prior to October 1, 2004, all costs associated with manufacturing were included in research and development expenses. In the fourth quarter of 2004, we began to capitalize in inventory the cost of manufactured products for commercial sale and to expense such costs as cost of products sold at the time of sale. However, as we sell that portion of our existing inventory that had previously been expensed as part of research and development expenses, there will be a period of time where we will recognize manufacturing revenue with minimum corresponding cost. As such, our gross margin in 2005 fluctuated from quarter to quarter. We believe that our gross margins will be distorted for comparative purposes through at least the end of 2006 and depending on market demand for our products.

Inventories are stated at the lower of cost or market with cost determined under the first-in/first-out, or FIFO method. We include in inventory the raw materials that can be used in both production and clinical products. These clinical product costs are expensed as part of research and development costs when consumed.

Accounting for research and development expenses

Our research and development expenses are primarily composed of costs associated with product development for our cancer diagnostic tests. Future research and development expenses may be directed toward development of non-cancer products such as products that may be used to diagnose and identify infectious diseases or cardiovascular disease. Costs incurred to date include the development costs for instrument platforms, clinical trial and development costs and the costs associated with non-clinical

Part II

support activities such as manufacturing process development and regulatory services. Clinical development costs represent internal costs for personnel; external costs incurred at clinical sites and contracted payments to third-party CROs to perform certain clinical trials. We have a discovery research effort, which is conducted in part on our premises by our scientists and in part through collaborative agreements with academic laboratories. Most of our research and development expenses are the result of the internal costs related directly to our employees. We accrue external costs for clinical trials based on the progress of the clinical trials, including patient enrollment, progress of the enrolled patients through the trial, and contracted costs with CROs and clinical sites. We record internal costs primarily related to personnel in clinical development and external costs related to non-clinical trials and basic research when incurred. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual costs incurred may not match the estimated costs for a given accounting period. We expect that expenses in the research and development category will fluctuate for the foreseeable future as we allocate personnel to various activities, expand our clinical trial activities and increase our discovery research capabilities. The fluctuations are difficult to predict due to the uncertainty inherent in the timing of clinical trial initiations, progress in our discovery research program, the rate of patient enrollment and the detailed design of future trials. In addition, the results from each of our research programs and research trials will influence the number, size and duration of both planned and unplanned trials.

Estimating the value of our equity instruments for use in deferred stock-based compensation calculations

Through the end of fiscal 2005, we accounted for stock-based compensation costs under the Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to FAS 123”, or SFAS 148, which allows continued application of the intrinsic value method of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25. Under the intrinsic value method, compensation related to stock options is the difference between the grant price and the fair market value of the underlying common shares at the grant date. Generally, we issue options to employees with a grant price equal to the market value of its common stock on the grant date and therefore no compensation is recorded. During the period from October 1, 2002 through December 31, 2003 (prior to our IPO and determined with hindsight), we issued options to certain employees and directors under the Plan with exercise prices below the estimated fair value of our common stock on the date of grant, In accordance with the requirements of APB No. 25, we have recorded deferred stock-based compensation for the difference between the exercise price of the stock options and the estimated fair value of our stock on the date of grant. Deferred compensation is amortized to compensation expense on a straight-line basis over the vesting period of the stock option.

In addition, we account for restricted shares to non-employee members of our board of directors and officers using the intrinsic value method under APB 25. We first granted restricted shares to officers during fiscal 2005. See Note 8 to the Consolidated Financial Statements for restricted stock awards made to our officers. Deferred compensation expense resulting from grants of restricted stock is recognized during the period in which the service is performed.

Stock compensation arrangements with non-employees are recorded as compensation expense over the contractual service period using the Black-Scholes option pricing model to determine the fair market value of the option at the original grant date as defined in SFAS No. 123, as amended by SFAS No. 148, and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Part II

In December 2005, our Board of Directors approved the acceleration of the vesting of all outstanding stock options held by our current officers and employees with an exercise price of at least $4.80 per share. Since the option price was in excess of the fair market value, or “out of the money” on that date, no compensation expense was recorded. Options held by our executive officers and members of the Board were excluded from the vesting acceleration. Unvested stock options that had an exercise price of less than $4.80 per share will continue to vest on their normal schedule. As a result of this vesting acceleration, options to purchase approximately 351,442 shares of our common stock have become fully vested.

The decision to accelerate the vesting of these stock options was made primarily to reduce the compensation expense that might be recorded in future periods following our adoption of Financial Accounting Standards Board Statement No. 123, “Share Based Payment (revised 2004)”, or FAS 123R. We expect that the future expense to be eliminated is approximately $1.3 million over the next four years. We believe that the options subject to the accelerated vesting have not provided sufficient retentive value when compared to the future stock option compensation expense because these options had exercise prices in excess of current market values. We are required to apply the expense recognition provisions of FAS 123R beginning in the first quarter of fiscal 2006, which began on January 1, 2006.

Accounting for income taxes

We must make significant management judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2005, we recorded a full valuation allowance of $47.7 million against our net deferred tax asset balance, due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Development stage enterprise

Up to September 30, 2005 we considered ourselves a development stage enterprise. According to Statement of Financial Accounting Standards, or SFAS No. 7, Accounting and Reporting by Development Stage Enterprises, in order to be identified as a development stage enterprise, the following conditions must be met: (1) planned principal operations have not commenced and (2) planned principal operations have commenced, but there has been no significant revenue therefrom. We have completed all the initial product development milestones outlined in our Development and License agreement with Veridex including completion of our clinical trial in metastatic breast cancer and the commercialization of both the instrument systems and the CellSearch CTC Kit. We began commercialization of our products in the second half of 2004. Since launch we have sold products to customers throughout the United States and on a limited basis in Europe and Japan. We completed the development of our CTA II and launched the instrument system in June 2005. The CTA II is the cell analysis platform which will be the basic cell analysis system for the forseeable future. Therefore, based on having reached these commercialization goals, as of the beginning of the fourth quarter of 2005 we were no longer a development stage company.

Part II

RESULTS OF OPERATIONS

Years ended December 31, 2005 and 2004

Revenue

	Year ended December 31,
	2005	2004
	(in thousands)
Product revenue:
Instrument revenue	$1,493	$239
Instrument revenue from related party	949	726

Total instrument revenue	2,442	965

Reagent revenue	92	19
Reagent revenue from related party	509	143

	601	162

Product revenue	$3,043	$1,127

License revenue from related party	1,045	423
Other revenue	559	15

Total revenue	$4,647	$1,565

Instrument revenue increased by $1.4 million in the year ended December 31, 2005 to $2.4 million from $965,000 in 2004. This increase is primarily related to fact that we sold products for the entire year of 2005 compared to four months in 2004. We began selling our initial cancer diagnostic products in August 2004. We sold 19 AutoPrep instruments, ten CellSpotter instruments and 13 CTAII’s in 2005 compared to ten AutoPrep instruments, ten CellSpotter instruments and no CTAII’s in 2004. The CTAII was introduced in June 2005.

Reagent revenue increased by $439,000 in the year ended December 31, 2005 to $601,000 as compared to $162,000 in 2004. We expect our reagent revenue to increase in 2005 and beyond as we continue to increase the number of instruments installed and as Veridex continues to promote the CellSearch test.

Included in the 2005 revenue is approximately $1.0 million of product revenue with no corresponding cost of goods sold.

License revenue from related parties increased to $1.0 million in 2005 from $423,000 in 2004. On March 1, 2005, we successfully earned the milestone relating to the enrollment of the first patient into the bone marrow study. Veridex paid us $334,000 for achieving this milestone. We will recognize this receipt as revenue over the estimated life of the bone marrow study which we estimate will be completed in the second quarter of 2006. In 2004, we received $1,833,000 in milestone payments from Veridex for achieving development related milestones during 2004. The license revenue for these milestones will be recognized over the respective estimated product development period which we estimate will end at various times through December 31, 2008.

Other revenue increased by $544,000 to $559,000 in the year ended December 31, 2005 from $15,000 in 2004. This increase is primarily related to testing services performed under our contract with Pfizer, Inc.

As a result of the above, total revenue increased to $4.6 million in 2005 from $1.6 million in 2004.

Part II

Cost of goods sold

Costs of goods sold increased to $2.7 million in the year ended December 31, 2005 from zero in 2004. We began capitalizing inventory and recognizing the corresponding cost of goods sold in October 2004 after the launch of our initial IVD products. Instrument cost of goods sold was $2.3 million and reagent cost of goods was $367,000 for the year ended December 31, 2005. The instrument cost of goods sold includes estimated warranty service costs and other costs related to initial installation. We typically sell our instruments at or near our cost. We do not expect instrument sales to contribute significantly to gross profit in 2006.

	Year ended December 31,
	2005	2004
	(in thousands)
Instruments:
Revenue	$2,442	$965
Cost of goods sold	2,302	—

Gross profit	$140	$965

Reagents:
Revenue	$601	$162
Cost of goods sold	367	—

Gross profit	$234	$162

Research and development expenses

A summary of the principal components of our research and development costs for the years ended December 31, 2005 and 2004 is shown below:

	Year ended December 31,
Research and development expenses	2005	2004
	(in thousands)
Salaries, benefits and taxes	$11,371	$10,491
Laboratory supplies and expenses	936	3,826
Instrument development costs	529	753
Clinical trial expenses	3,793	2,633
Contracted research costs	859	1,361
Depreciation	1,697	1,148
Insurance	703	619
All others	1,888	2,714

Total research and development expenses	$21,776	$23,545

Research and development, or R&D, expenses decreased by $1.7 million, or 7.5%, to $21.8 million in 2005 from $23.5 million in 2004. Salary and salary related costs were $880,000, or 8.4%, higher in 2005 compared to 2004. We required higher staff levels to complete the development of certain instrument platforms and complete the development of our initial cancer monitoring test. We hired additional personnel during the second half of 2004 to support the commercial launch of our initial products, to support clinical development to expand applications of our cancer diagnostic technology and to expand uses of our technology beyond cancer to other disease states. This increase was offset by

Part II

the reduction in salaries and other areas related to the staff reduction announced in August 2005. We expect that R&D salaries will be lower in 2006 as a result of the staff reduction that took place in August 2005. The portion of stock-based compensation expenses recognized as part of research and development salaries was $1.2 million in 2005 versus $1.3 million in 2004.

Laboratory supplies and expenses were $2.9 million, or 75.5%, lower in 2005 than in 2004. We began capitalizing inventory-related costs in the fourth quarter of 2004. Prior to that time, all product and inventory material purchases were recorded as an R&D expense, principally as laboratory supplies. As a result, inventory items that we expensed as laboratory supplies and materials in 2004 were capitalized in 2005 thereby reducing the lab supplies expenses for 2005.

Clinical trial expenses were $1.2 million, or 44.1%, higher in 2005 than in 2004. We initiated our clinical trials in metastatic colorectal and prostate cancer in the second half of 2004. Patient enrollment for these trials was substantially completed by the end of 2005. We will continue to monitor the patients in these two trials in 2006, but the majority of the costs related to these trials were incurred in 2005.

Instrument development costs decreased by $224,000, or 29.7%. In June 2005 we launched our second generation cell analyzer, the CTAII. Although we continue to make improvements to our instrument platforms, the principal development work for the CTAII was completed and costs associated with development of this instrument, especially contracted development costs, declined thereafter.

Contracted research costs decreased by $502,000, or 36.9%, in 2005 over 2004. We incurred higher costs associated with manufacturing validation efforts in the first half of 2004 as we prepared for the launch of our initial IVD products in August 2004. Costs related to contracted research declined thereafter.

Depreciation expense increased by 549,000, or 47.8%, to $1.7 million in 2005 compared to $1.1 million in 2004. This was primarily due to the addition of space to our research facilities area in 2005 for additional research and clinical work being performed.

We expect that R&D costs in 2006 will be consistent with 2005 levels or lower due to the effects of the restructuring that was implemented in August 2005. R&D costs in the period after 2006 may be higher as we consider investment in additional clinical trials and product development activities both within and outside of the field of cancer. For example, we plan to continue to invest in instrument development to improve performance of the various components of our instrument systems and to increase the capabilities of the systems in order to explore molecular diagnostic approaches for enrichment and analysis of cellular material. Also, we may continue to conduct clinical trials to investigate the effectiveness of our cancer diagnostic products on cancers other than breast cancer and into earlier stages of the disease in breast and other cancers, and as we develop other diagnostic tools for use in diseases such as cardiovascular and autoimmune diseases and for use in tools for drug development.

Each of our R&D programs is subject to risks and uncertainties, including the requirement to obtain regulatory approval, that are outside of our control. As a result of these risks and uncertainties, we are unable to predict the period in which we will achieve profitability. For example, our clinical trials may be subject to delays or rejections for a variety of reasons, such as our inability to obtain applicable clearances from the FDA or institutional or ethical review boards or to enroll patients at the rate that we expect. Moreover, the product candidates we are developing must overcome significant technological and marketing challenges before they can be successfully commercialized.

General and administrative expenses

General and administrative expenses increased by $1.9 million, or 32.2%, to $8.0 million in 2005 from $6.1 million in 2004. Salary related costs increased by $723,000 in 2005 due principally to the addition of our chief operating officer who was hired in late 2004 to manage the cancer business, manufacturing

Part II

operations, regulatory affairs and strategic marketing and to other senior staff additions which occurred in 2004 and 2005 to support our transition to a public company. Also, in November 2005, our board of directors approved a top management succession plan promoting our chief operating officer to President and Chief Executive Officer, which became effective January 1, 2006. We recognized stock-based compensation expense of $371,000 in 2005 compared to 416,000 in 2004, which was included in salary costs. Professional fees, including legal and accounting fees, increased by $896,000, or 72.0%, to $2.1 million in 2005 from $1.2 million in 2004. This increase is primarily due to costs associated with certification of our internal controls required by the Sarbanes-Oxley Act of 2002 and other public company reporting requirements.

We expect that our general and administrative expenses will remain consistent with 2005 levels or may decrease in 2006. We have now completed the hiring of our senior management team and do not plan any major additions to the senior management in 2006. Also, since we have completed the initial year of compliance activities required by the Sarbanes-Oxley of 2002, we anticipate fees relating to this process to decline. We do not anticipate other large increases to our general and administrative expenses based on our current product development and business plan. However, there can be no assurance that we will successfully complete our current product development plans or that we will successfully commercialize any new product candidates or that our anticipated declines in expenses will in fact occur.

Interest income

Interest income increased by $695,000, or 95%, in 2005 up to $1.4 million from $732,000 in 2004. The increase in interest income was primarily the result of higher interest rates on our investments.

Interest expense

Interest expense decreased by $133,000, or 21.5%, to $488,000 in 2005 from $621,000 in 2004. This decrease was due to decrease in the average interest rate on new indebtedness in 2005 versus the higher interest rate on debt that was being paid down.

Stock-based compensation expenses

During the period from October 1, 2002 through December 31, 2003 (prior to our IPO and determined with hindsight), we issued options to certain employees and directors under the Plan with exercise prices below the estimated fair value of our common stock on the date of grant. In accordance with the requirements of APB No. 25, we have recorded deferred stock-based compensation for the difference between the exercise price of the stock options and the estimated fair value of our stock on the date of grant. Deferred compensation is amortized to compensation expense on a straight-line basis over the vesting period of the stock option. We have also recorded compensation expense when stock options are issued to non-employees such as consultants and advisors. Stock-based compensation expenses were $1.6 million and $1.7 million for the years 2005 and 2004, respectively. We issued 715,000 options in 2005 and 610,000 options in 2004. In addition, we issued 260,000 restricted shares to certain officers in 2005 and recorded deferred compensation of $1.3 million and compensation expense of $299,000 related to the issuance of these restricted shares. We will amortize the deferred compensation through the vesting period for the common stock options and restricted shares.

In December 2005, our Board of Directors approved the acceleration of the vesting of all outstanding stock options held by our current officers and employees with an exercise price of at least $4.80 per share. Since the option price was in excess of the fair market value, or “out of the money” on that date, no compensation expense was recorded. Options held by our executive officers and members of the Board

Part II

were excluded from the vesting acceleration. Unvested stock options that had an exercise price of less than $4.80 per share will continue to vest on their normal schedule. As a result of this vesting acceleration, options to purchase approximately 351,442 shares of our common stock have become fully vested.

We recognized these expenses as part of research and development expenses and general and administrative expenses as shown below.

	Year ended December 31,
Stock-based compensation expenses included in:	2005	2004
	(in thousands)
Research and development expenses	$1,231	$1,281
General and administrative expenses	371	416

	$1,602	$1,697

Net loss

As a result of the above, the net loss of $ 26.9 million in 2005 was $1.0 million, or 3.7%, lower than the loss of $27.9 million in 2004.

The loss per common share was $1.06 in 2005, which was $0.64, or 37.9%, lower than the loss per common share of $1.70 in 2004. Weighted average common shares outstanding for the year ended December 31, 2005 and 2004 were 25.4 million and 16.4 million, respectively.

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

In August 2004, we began selling our initial cancer diagnostic products and, accordingly, began to capitalize inventory in the fourth quarter of 2004. We recognized $1,127,000 in product revenue in 2004 compared to $-0- in 2003.

In 2004, we recognized revenue from instrument sales of $965,000, of which $726,000 was from Veridex. We sold ten CellSpotters, eight of which were sold to Veridex and two of which were sold to third-party customers. We also sold ten CellTracks AutoPrep instruments, eight of which were sold to Veridex and two of which were sold to third-party customers.

Part II

License revenue from related parties decreased to $423,000 in 2004 from $2,636,000 in 2003. We completed our initial product development period as of December 31, 2003. In the period from August 2000 through the end of 2003 we received $4.0 million in license and milestone receipts under our agreement with Veridex, including $2.0 million in license and milestone receipts in 2003. We amortized these initial milestone receipts over the initial development period which ended at the end of 2003. We initially recorded these payments as deferred revenue and subsequently amortized these receipts over the initial development period. In 2004, we received $1,833,000 in additional milestone payments from Veridex for achieving development related milestones during 2004. The license revenue from these milestones will be recognized over the respective estimated product development period, which we estimate will end at various times ending through December 31, 2008. In 2004, we recognized $334,000 of license revenue relating to the milestones.

Therefore, total revenue dropped to $1,565,000 in 2004 from $2,974,000 in 2003.

Research and development expenses

Research and development expenses increased by $7.5 million, or 46.9%, to $23.5 million in 2004 from $16.0 million in 2003. Salary and salary related costs were $2.9 million, or 37.9%, higher in 2004 compared to 2003. This increase was due principally to hiring additional personnel to assist in the development of the CellTracks Analyzer II cell analysis instrument and also to higher stock-based compensation expenses recognized in 2004. This increase in stock-based compensation expenses was the result of recording a full year of expense in 2004 versus three months expense in 2003. Laboratory supplies and expenses were $1.6 million, or 70.8%, higher in 2004 than in 2003. We continued to expend funds for development of other applications of the company’s technology in areas both within and outside of cancer diagnostics. Instrument development costs decreased by $1.3 million, or 63.2%. Although we continued to make improvements to our instrument platforms in 2004, the principal development work was completed in mid-2003 and costs associated with development of the instruments, especially contracted development costs, declined thereafter. Clinical trial expenses were higher in 2004 by $1.7 million, or 182.8%, from 2003. In 2004, we initiated our colorectal and prostate clinical trials. Also, we completed our initial clinical trial for breast cancer monitoring in early 2003.

Contracted research costs decreased by $249,000, or 15.5%, in 2004 over 2003. We employed contracted support to help with certain validation activities related to preparing our manufacturing processes for initial commercialization. These activities were concluded in large part by August 2004.

Depreciation expense increased from $0 in 2003 to $1.1 million in 2004. This was due to the change in our accounting policy together with the change in policy to capitalize inventory and report costs of goods sold. In 2004 we began to allocate depreciation expense to research and development, general and administrative expenses and costs of goods sold. Through December 31, 2003, we reported all depreciation expense as part of general and administrative expenses.

Part II

A summary of the principal components of our research and development costs for the years ended December 31, 2004 and 2003 are shown below:

	Year ended December 31,
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

General and administrative expenses

General and administrative expenses increased by $1.6 million, or 34.4%, to $6.1 million in 2004 from $4.5 million in 2003. Salary related costs increased by $1.5 million in 2004 due principally to the addition of higher level professionals needed to assist with our public filings, a chief counsel to manage intellectual property and transactional matters, other legal affairs and various public reporting matters, a chief operating officer to manage the cancer business, and strategic marketing personnel. In addition, included in salary related costs, we recognized stock-based compensation expense of $416,000 in 2004. Depreciation expense decreased by $836,000, or 74.4%, to $287,000 in 2004 from $1.1 million in 2003. This was due to the change in our accounting policy in connection with the change in policy to capitalize inventory and report costs of goods sold. We now allocate depreciation expense to research and development, general and administrative expenses and costs of goods sold. Through December 31, 2003 we reported all depreciation expense as part of general and administrative expenses.

Interest income

Interest income increased by $485,000, or 196%, in 2004 to $732,000 from $247,000 in 2003. The increase in interest income was primarily a result of an increase in average invested cash balances in 2004. Our increase in invested cash balances resulted from our IPO, which provided net cash proceeds of $49.4 million and was completed on April 21, 2004.

Interest expense

Interest expense increased by $51,000, or 8.9%, to $621,000 for 2004 from $570,000 for 2003. The increase was due to higher average interest rate on the debt outstanding in 2004 versus 2003.

Part II

Stock-based compensation expenses

During the period from October 1, 2002 through December 31, 2003 (prior to our IPO and determined with hindsight), we issued options to certain employees and directors under the Plan with exercise prices below the estimated fair value of our common stock on the date of grant, in accordance with the requirements of APB No. 25, we have recorded deferred stock-based compensation for the difference between the exercise price of the stock options and the estimated fair value of our stock on the date of grant. Deferred compensation is amortized to compensation expense on a straight-line basis over the vesting period of the stock option. We have also recorded compensation expense when stock options are issued to non-employees such as consultants and advisors. Stock-based compensation expenses were $1.7 million and $642,000 for the years 2004 and 2003, respectively. We issued 610,000 options in 2004 and 817,000 options in 2003. The expense in 2004 was higher than in 2003 because we record stock-based compensation expense over the vesting period for the options. Therefore this expense is cumulative and will continue over the vesting periods of the various option grants which are typically four years. Also the expense was higher in 2004 because the difference between the fair market value of the stock and the option exercise price at time of issuance was greater in 2004 than in 2003. We recognized these expenses as part of research and development expenses and general and administrative expenses as shown below.

	Year ended December 31,
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

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through private and public equity and debt financings, license and milestone revenues from corporate collaborations, capital equipment and leasehold financing, government grants and interest earned on cash and investments. In October 2004, we launched our first FDA-cleared cancer diagnostic products. We recognized $3.0 million and $1.1 million in product revenues in 2005 and 2004, respectively. Based on reaching certain commercialization goals including sales of our products we determined that effective with the beginning of the fourth quarter of 2005 we were no longer a development stage company.

Cash and short term investments decreased by $10.5 million in the year ended December 31, 2005 to $42.6 million from $53.1 million December 31, 2004. This decrease was principally the result of the net loss of $26.9 million for the year ended December 31, 2005, which was offset by the receipt of $18.0 million in net proceeds from the sale of 4.1 million shares of common stock in June 2005.

Part II

We used $25.4 million in our operating activities in the year ended December 31, 2005 compared to $23.4 million in 2004. The increase in net cash used of approximately $2 million resulted from a decrease of cash received for milestone related activity of approximately $1.5 million in 2005 and to an increase in inventory related purchases in 2005 of approximately $1.1 million. During 2005 we built inventory balances to support commercialization of products. This increase in cash used to purchase inventory was offset by approximately $0.9 million in net interest income in 2005.

We generated a net increase of $900,000 in cash through our investing activities in the year ended December 31, 2005 and used $28.4 million in our investing activities in the year ended December 31, 2004. In 2005, we generated $4.0 million through the purchase and sale of investments and we spent $3.1 million to purchase property and equipment. In 2004 we purchased $37.6 million of investments, principally mortgage backed securities, federal agency notes and debt securities, of which $11.5 million matured and we spent $2.2 million on purchases of property and equipment.

We generated a net increase of $18.9 million and $48.7 million in cash through our financing activities in the years ended December 31, 2005 and 2004, respectively. In June 2005, we raised $18.0 million in proceeds, net of fees and expenses, through the sale of 4.1 million shares of common stock pursuant to shelf registration statement filed in May 2005. We received cash proceeds from bank borrowings of $3.7 million and made principal repayments of $3.4 million in 2005. In 2004, we received cash proceeds from bank borrowings of $2.1 million and made principal repayments of $3.7 million. On April 21, 2004, we completed our IPO. In the IPO, we sold 6.9 million shares of our common stock at $8.00 per share. We raised a total of $49.4 million, net of fees and expenses which totaled $1.9 million.

At December 31, 2005 and 2004, respectively, we did not have any off-balance sheet financing arrangements.

We have funded our expenditures to date principally through the sale of our stock. Our expenditures are primarily research and development and other operating expenditures, capital equipment expenditures and payments on outstanding indebtedness. Sales of our common and preferred stock from inception through December 31, 2005 are as follows:

Summary of all sales of common and convertible preferred stock	Year(s)	Number of shares	Price per share	Net proceeds (in thousands)	Equivalent common shares
Initial sale of common stock (private)	1984	10,000	$150.00	$1,500	10,000

Convertible preferred stock
Series A	1988	36,350	10.00	364	669,343
Series B	1989	30,000	10.00	300	236,952
Series C	1990	30,000	10.00	300	296,016
Series D	1999, 2004	33,971,098	0.32	10,597	2,216,742
Series E	2000	4,588,612	4.74	21,612	3,059,083
Series F	2001, 2003	13,454,500	4.00	51,942	8,969,677

Initial public offering (common stock)	2004	6,900,000	8.00	49,427	6,900,000
Sale of common stock (secondary offering)	2005	4,137,902	4.75	17,981	4,137,902
Exercise of options and warrants and other sales of common stock	various			1,973	1,061,170

				$155,996	27,556,885

On May 6, 2005, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement permits the offer, sale and issuance by us from time to time, in one or more offerings, of up to an aggregate of $75 million of our common stock, preferred stock, debt securities, warrants, depositary shares, stock purchase contracts and stock purchase units. The terms of any offering will be established

Part II

at the time of the offering. On June 29, 2005, we sold 4,137,902 shares of our common stock at $4.75 per share pursuant to this shelf registration statement and received $18.0 million in proceeds, net of fees and other expenses.

The following table summarizes our contractual obligations and related interest charges on lines of credit at December 31, 2005 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due in
Contractual obligations	Total	2006	2007 and 2008	2009 and 2010	After 2010
	(in thousands)
Lines of credit, including interest expense	$6,552	$3,141	$2,941	$470	$—
Operating leases	5,101	987	2,014	1,847	253
Open purchase order commitments (1)	7,475	7,475	—	—	—

Total contractual obligations (2)	$19,128	$11,603	$4,955	$2,317	$253

(1)	The amounts included in open purchase order commitments are subject to performance under the purchase order by the supplier of the goods or services and do not become our obligation until such performance is rendered. The amount shown is principally for the purchase of materials for our instrument platforms, which we anticipate will be sold by us to customers and for various items such as contingent patient accrual commitments related to our clinical trials. Most patient accrual costs are payable only after successful completion of patient accrual.
(2)	We are liable for certain payments under employment contracts with our Executive Chairman, Chief Executive Officer, Chief Financial Officer, Chief Scientific Officer and Chief Counsel. These contracts require that we continue salary and benefits for these officers for a period of one year and that we accelerate any unvested options, if any, if the officer is terminated, except for cause, or in the event of a change of control, as defined in the contracts. Our obligations as defined in the employment contract with our Executive Chairman will cease as of March 31, 2006 when he will cease to be Executive Chairman but will continue to serve as Chairman of our board in a non-executive capacity.

We also have contingent obligations for research and development and clinical trial expenditures under our development, license and supply agreement with Veridex. Specifically, we must pay the first $5.0 million in clinical trial costs for the first cellular analysis product for general population screening for a major cancer, and Veridex is responsible for the next $5.0 million of such clinical trial costs. We have agreed to negotiate in good faith for the allocation of costs in excess of $10.0 million. As of December 31, 2005 we have not incurred any costs related to clinical trials for a product for general population screening, and we do not anticipate spending any funds on clinical trials toward such a product through 2006.

The development, license and supply agreement with Veridex provides for a total of up to $10.5 million in non-refundable license and milestone payments related to research and development activities, including up to $1.5 million for the initial license and up to $9.0 million related to the completion of certain instrument and clinical trial milestones. We have received $6.2 million as of December 31, 2005. We have also continuously reviewed the status of the remaining development milestones and, where appropriate, have renegotiated the development requirement and payment terms. We do not believe that these renegotiations will have a material adverse effect on our product development or financial position. We expect to earn the remaining $4.3 million in development milestone payments over the next three to five years.

If we do not successfully complete the payment criteria for a given future milestone, we will not receive the applicable milestone payment. If we do not successfully complete the payment criteria by the target date for a given milestone, we will continue to be entitled to receive the milestone payment in the future

Part II

upon successful completion of the criteria. However, Veridex’s obligation to pay us a percentage of the net sales for the specific cell analysis product to which the milestone relates would be reduced by 0.5% for the ten-year period beginning with the shipment for commercial sale of the first product resulting from this agreement. In no event, however, would reductions due to missed target dates reduce our proportionate percentage share of net sales for the product specified that we would otherwise be entitled to receive from Veridex for sales of all cell analysis products by Veridex under this agreement by more than 0.5% in the aggregate. In the case of the CellSearch product related to metastatic breast cancer we agreed with Veridex that we did not reach a certain development milestone within the time period specified and therefore we will receive approximately 31% of net sales for this product.

In addition, if we achieve certain levels of sales of our reagents we may receive up to an additional $10 million in milestone payments from Veridex although we do not expect to receive any milestone payments related to sales goals until at least 2009.

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

Veridex is responsible for all expenses for marketing, sales and training, and we are responsible for all development and validation as well as quality control and quality assurance. We are responsible for shipping systems pursuant to purchase orders received by Veridex. We are obligated to pay Veridex a commission on each sale or lease of these sample preparation and cell analysis systems of up to 15% of the invoice price, subject to a minimum gross profit margin received by us on each system of 27.5%, as defined in the Agreement. Some customers may enter into a reagent rental agreement with Veridex, whereby the reagent price also carries an amortized cost of the instrument, based on an agreed test volume. In these cases, Veridex will pay us a percentage of the fully loaded cost of the instrument when it is placed in the account. We are responsible for the costs associated with the one-year warranty period. Veridex has the option under the agreement to convert the sales agency relationship to a sole distributorship arrangement upon 12-months’ written notice. However, we do not anticipate earning significant gross margins or incurring significant losses on the sale, lease or rental of our instrument systems. We anticipate that the majority of our future gross margins and future profits derived under our agreement with Veridex will result from the sales of reagents and disposables.

We launched our first cancer diagnostic products in October 2004. This represents the beginning of the commercialization phase as defined in our development, license and supply agreement. According to the development, license and supply agreement once commercialization begins, we are required to invest an amount ranging from between 8.5% and 10% of total net product sales by Veridex, excluding revenue from cell analysis system sales, in research and development activities for cancer-related cell analysis products. These research and development activities may consist of any activities, such as product improvements, product line extensions and clinical trials, conducted to achieve the milestones described above, to advance the development program designed by the steering committee for this agreement, or to enhance the cancer-related cell analysis products or sample preparation and cell analysis systems based on our technologies.

The agreement has an initial term of 20 years and is automatically renewed for three-year terms unless earlier terminated. There are various conditions that allow either party to terminate the agreement, including a material breach by either party or by mutual agreement. Veridex may also terminate for additional reasons including upon a change of control of us, as defined in the agreement, at any time prior to commercialization of any cell analysis products under the agreement with or without reason

Part II

upon 180 days’ prior written notice, or at any time following commercialization of the first cell analysis product under the agreement with or without reason upon 24 months’ prior written notice. At this time we believe the latter provision is in effect due to initiation of commercialization in 2004. In certain circumstances of termination, Veridex may, at its option, retain certain worldwide rights to sell our cell analysis products if it agrees to pay us any unpaid license and milestone payments and an ongoing net sales royalty. Johnson and Johnson Development Corporation beneficially own approximately 6% of our common stock and is a wholly-owned subsidiary of Johnson & Johnson, Inc.

As of December 31, 2005 and 2004, we had $12.7 million and $16.4 million, respectively, in available credit under our credit agreements. The available borrowing capacity under our Silicon Valley Bank, or SVB, credit facility was $8.8 million and it expires on June 30, 2006 and the available borrowing capacity under our credit agreement with General Electric Credit Corporation, or GE, was $3.9 million and it expires April 30, 2006. We were in compliance with all provisions of our various loans as of and for the years ended December 31, 2005 and 2004. The SVB credit agreement contains certain covenants that require us to, among other things, maintain a certain level of earnings or loss before interest, taxes, depreciation and amortization, maintain a minimum amount of our available funds on deposit with SVB and deliver periodic financial statements and reports within a prescribed timeframe. The agreements with SVB and GE also restrict our ability to among other things, dispose of property (including intellectual property), change our business, ownership, management or business locations, merge with or acquire certain other entities, create or incur certain liens or encumbrances on any of its property, incur or amend the terms of certain indebtedness, engage in transactions with affiliates, declare or pay certain dividends or redeem, retire or purchase shares of any capital stock without their prior approval.

On June 13, 2005 we announced that we, along with the Fox Chase Cancer Center, or Fox Chase, were awarded a Small Business Technology Transfer grant totaling approximately $1.1 from the National Institutes of Health (“NIH”), which extends over two years. We believe that we will receive approximately $475,000 and that Fox Chase will receive the remainder of $615,000. The NIH grant is intended to fund the development of a new strategy to actively monitor the effectiveness of cancer drugs in clinical trials. As of December 31, 2005 we have received $52,000 and Fox Chase has received $177,000 from the grant.

In August 2005, we announced that we were reducing staff and other expenses in order to align costs with our commercialization strategy and revenue ramp and we reduced our workforce by approximately 25% as of that date. We anticipate recording total charges of up to $1 million related to the staff and other cost reductions. We made severance-related payments, totaling approximately $400,000, in 2005. In addition, we recorded $75,000 in depreciation in 2005 related to the consolidation of space. These expenses were recorded in operating expenses for the year ended December 31, 2005. We expect to incur charges of up to an estimated additional $600,000 such as those related to space consolidation, among others, in the first half of 2006. We anticipate completing the consolidation of office space in the first half of 2006.

This workforce reduction represented approximately 25% of full-time equivalent domestic staff principally in research and development, operations and certain support functions. A significant component of the workforce reduction involved employees who were engaged in platform development programs that are now essentially completed, such as our next generation cell analysis platform, the CellTracks Analyzer II™. Additionally, we had completed development of core reagents and ancillary components incorporated in cell analysis kits, most notably the CellSearch™ CTC Kit, sold by Veridex. We continue to pursue important development projects such as clinical trials in metastatic colorectal and prostate cancer and research and development efforts on circulating endothelial cells and certain molecular analysis products. The clinical trials in metastatic colorectal and prostate cancer are intended to lead to regulatory submissions for expanded claims for the CellSearch CTC Kit.

Based on our operating plans, we believe that our available cash and available borrowings under of lines of credit will be sufficient to finance operations and capital expenditures until at least December 31, 2006.

Part II

Our future capital requirements include, but are not limited to, supporting our research and development efforts and our clinical trials, although we are not obligated to meet any absolute minimum dollar spending requirements under our current operating agreements. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities, our clinical trials and capital requirements related to our commercialization efforts. We had $42.6 million in cash on hand and short term investments, $1.5 million in long-term investments which have a maturity of greater than 12 months and $12.7 million in available lines of credit as of December 31, 2005. We plan to use our cash on hand and our available lines of credit to continue to develop our cancer diagnostic products beyond breast cancer to other types of solid tissue cancers and to explore the uses of our technology in earlier stages of the cancer disease process. Also, we plan to explore development of uses for our technology outside of cancer such as in cardiovascular disease. We plan to use the anticipated funds generated from the sales of our products as well as additional equity or debt-related offerings to finance our future development efforts. We may not be successful in generating sufficient product sales or raising sufficient funds from the sale of equity or debt securities to support the research and development expenses necessary to expand the uses of the technology into other cancers and in non-cancer diseases. In addition, if we are unsuccessful in our product development efforts, additional financing may not be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may elect to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities. This inability to obtain additional financing could have a material adverse effect on our financial condition and operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 replaces Accounting Principles Board, or APB, Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statement.” It requires retrospective application to prior period’s financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, under SFAS No. 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 will have a material impact on its consolidated results of operations and financial condition.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The adoption of Interpretation No. 47 did not have a material impact on its results of operations or financial condition.

In March 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, or SAB, No. 107, which provides guidance on the implementation of SFAS No. 123(R), “Share-Based Payment”. In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123(R) in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective on March 29, 2005.

Part II

In December 2004, the FASB issued SFAS No. 123(R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In April 2005, the SEC postponed the implementation date to the fiscal year beginning after June 15, 2005. We will adopt SFAS No. 123(R) in the first quarter of fiscal 2006. We believe that the adoption of SFAS No. 123(R) will have a material impact on our results of operations, although since these are non-cash charges they will have no impact on our cash position. The precise impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions was zero for the year ended December 31, 2005.

In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 151 Inventory Costs—an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires all entities to allocate overhead costs to inventory based on a calculation of normal manufacturing capacity. The Statement notes that this calculation “is difficult because of the variety of considerations encountered in the allocation of costs and charges”. This statement is effective for the fiscal years beginning after June 15, 2005. We will adopt SFAS No. 151 beginning with the first quarter of fiscal 2006. We are currently evaluating the impact of the adoption of this statement will have on our consolidated financial statements.

Item 7A.    Quantitative and qualitative disclosures about market risk

We do not believe that we have material exposure to interest rate, foreign currency exchange rate or other relevant market risks. We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, cash equivalents, short-term investments and long-term investments, accounts payable and long-term obligations. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents. We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. The maximum allowable duration of a single issue is 24 months, with an average duration of the issues in the portfolio of 18 months. As of December 31, 2005, we had an investment portfolio of short and long term investments in a variety of instruments, including US government agency notes, investment grade US Corporate bonds, mortgage-backed securities and money market securities totaling $22.2 million, excluding those classified as cash and cash equivalents.

The euro is the functional currency for Immunicon Europe. We translate asset and liability accounts to the US dollar based on the exchange rate as of the balance sheet date, while the statement of operations and cash flow statement amounts are translated to the US dollar at the average exchange rate for the period. Exchange gains and losses resulting from balance sheet translation are included as a separate component of stockholders’ equity. Exchange gains or losses resulting from transactions are recorded in “Interest and other income” in the statement of operations.

Immunicon Corporation and Subsidiaries

Item 8.    Financial statements and supplementary data

Immunicon Corporation and Subsidiaries

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management evaluated our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, our management has concluded that, as of December 31, 2005, our internal control over financial reporting was effective.

Our independent auditors, Deloitte & Touche LLP, have audited management’s assessment of our internal control over financial reporting. Their opinion on management’s assessment and their opinions on the effectiveness of our internal control over financial reporting and on our financial statements appear on pages 71 and 72 in this annual report on Form 10-K.

/s/ Byron D. Hewett

Byron D. Hewett

President & Chief Executive Officer

/s/ James G. Murphy

James G. Murphy

Senior Vice President & Chief Financial Officer

March 15, 2006

Immunicon Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immunicon Corporation

Huntingdon Valley, PA

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Immunicon Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, materials misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 13, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 13, 2006

Immunicon Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder’s of

Immunicon Corporation

Huntingdon Valley, Pennsylvania

We have audited the accompanying consolidated balance sheets of Immunicon Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Immunicon Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 13, 2006

Immunicon Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$21,900	$27,552
Short-term investments	20,694	25,551
Accounts receivable	606	255
Receivable from related party	316	249
Inventory	3,223	1,076
Prepaid expenses	397	591
Other current assets	545	509

Total current assets	47,681	55,783
Property and equipment—net	5,460	4,380
Long term investments	1,504	530
Other assets	325	371

Total assets	$54,970	$61,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,769	$3,012
Accounts payable	938	840
Payable to related party	433	228
Accrued expenses	3,576	3,264
Current portion of deferred revenue:
Related party	1,597	1,141
Other	84	257

Total current liabilities	9,397	8,742

Long-term debt	3,115	2,587
Deferred revenue:
Related party	378	872
Other	—	25
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value—100,000,000 authorized, 27,556,885 and 23,165,741 shares issued and outstanding as of December 31, 2005 and 2004, respectively	27	23
Additional paid-in capital	162,630	142,670
Deferred stock-based compensation	(2,142)	(2,345)
Accumulated other comprehensive income	12	29
Deficit accumulated	(118,447)	(91,539)

Total stockholders’ equity	42,080	48,838

Total liabilities and stockholders’ equity	$54,970	$61,064

See notes to consolidated financial statements.

Immunicon Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2005, 2004 and 2003,

(in thousands, except for per share and share data)

	Years Ended December 31,
	2005	2004	2003
Revenue:
Product revenue
Related party	$1,458	$869	$—
Third-party	1,585	258	—

Total product revenue	3,043	1,127	—
Milestone and license revenue – related party	1,045	423	2,636
Service and other revenue	559	15	338

Total revenue	4,647	1,565	2,974
Cost of goods sold	2,669	—	—

Gross margin	1,978	1,565	2,974
Operating expenses:
Research and development	21,776	23,545	16,032
General and administrative	8,019	6,064	4,512

Total operating expenses	29,795	29,609	20,544

Operating loss	(27,817)	(28,044)	(17,570)

Other income from related party	—	—	250
Interest and other income	1,427	732	247
Interest expense	(488)	(621)	(570)

Interest income (expense), net	939	111	(323)

Pretax loss	(26,878)	(27,933)	(17,643)
Foreign tax expense	30	—	—

Net loss attributable to common stockholders	$(26,908)	$(27,933)	$(17,643)

Net loss per common share-basic and diluted	$(1.06)	$(1.70)	$(37.90)

Weighted average common shares outstanding-basic and diluted	25,428,325	16,386,135	465,527

See notes to consolidated financial statements.

Immunicon Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three years ended December 31, 2005

(In thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred stock-based compen- sation	Employee loan	Accumulated other comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2002	45,123,552	$60,124	440,311	$1	$2,556	$(89)	(19)		$(45,963)	$16,610
Sale of Series F preferred stock, net of expenses of $77	6,187,000	24,671								24,671
Sale of Series F preferred stock	80,000	320								320
Exercise of options to purchase common stock			5,832		17					17
Issuance of 49,935 stock options for consulting services rendered					268	(268)
Compensation expense related to stock options						263				263
Issuance of common stock in lieu of director cash compensation			38,677		128					128
Issuance of common stock to an employee			1,000		2					2
Issuance of warrant to purchase 13,750 shares of Series F preferred stock in connection with credit facility					29					29
Issuance of warrant to purchase 20,834 shares of common stock in connection with credit facility					20					20
Issuance of 22,669 shares of common stock warrants for directors’ services					16					16
Deferred stock-based compensation related to options granted to employees and directors					3,997	(3,997)
Amortization of deferred compensation						233				233
Net loss									(17,643)	(17,643)

Balance, December 31, 2003	51,390,552	85,115	485,820	1	7,033	(3,858)	(19)		(63,606)	24,666
Net loss									(27,933)	(27,933)
Translation adjustment								29		29

Comprehensive loss										(27,904)
Initial public offering, net of expenses of $5.8 million			6,900,000	7	49,419					49,426
Conversion of preferred shares	(52,110,560)	(85,347)	15,495,815	15	85,332					—
Dividend conversion					52					52
Exercise of options			178,105		348					348
Exercise of warrants	720,008	232	92,364		209					441
Issuance of 22,669 shares of common stock warrants for directors’ services					112					112
Issuance of shares under Employee Stock Purchase Plan			13,637		149					149
Amortization of deferred compensation						1,353				1,353
Compensation expense related to stock option					138	38				176
Adjustment to deferred compensation for the change in fair value					(122)	122
Payment of loan							19			19

Balance, December 31, 2004	—	—	23,165,741	23	142,670	(2,345)	—	29	(91,539)	48,838
Net loss	—	—	—	—	—	—	—	—	(26,908)	(26,908)
Translation adjustment	—	—	—	—	—	—	—	(17)	—	(17)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(26,925)
June 2005 secondary public offering, net of expenses of $1.7 million	—	—	4,137,902	4	17,969	—	—	—	—	17,973
Exercise of options	—	—	199,371	—	378	—	—	—	—	378
Stock purchase plan			53,871	—	320					320
Issuance of restricted shares to certain officers					1,316	(1,316)				—
Amortization of compensation relating to above restricted shares						299				299
Amortization of deferred compensation	—	—	—	—	—	1,163				1,163
Compensation expense related to stock option					74	(40)	—	—	—	34
Adjustment to deferred compensation for the change in fair value	—	—	—	—	(97)	97	—	—	—	—

Balance, December 31, 2005	—	$—	27,556,885	$27	$162,630	$(2,142)	—	12	$(118,447)	$42,080

See notes to consolidated financial statements.

Immunicon Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2005, 2004 and 2003

(in Thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net loss	$(26,908)	$(27,933)	$(17,643)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,962	1,524	1,207
Interest expense on warrants	7	55	30
(Gain) loss on disposal of property and equipment	28	—	1
Compensation expense related to the issuance of stock, stock options and warrants	1,601	1,697	642
Change in:
Accounts receivable	(351)	(251)	—
Accounts receivable from related party	(67)	(161)	—
Inventory	(2,147)	(1,076)	—
Prepaid expenses and other	194	(272)	(140)
Other assets	(41)	(402)	(855)
Accounts payable	98	(169)	77
Payable to related parties	205	229	—
Accrued expenses	305	1,203	1,005
Deferred revenue – related party	(38)	1,948	—
Deferred revenue	(198)	225	(563)

Net cash used in operating activities	(25,350)	(23,383)	(16,239)

Investing activities:
Purchase of investments	(42,146)	(37,639)	—
Proceeds from maturities of investments	46,101	11,496	3,000
Purchases of property and equipment	(3,104)	(2,254)	(2,072)

Net cash (used in) provided by investing activities	851	(28,397)	928

Financing activities:
Proceeds from exercise of stock options & purchase plan	592	441	17
Proceeds from exercise of warrants	—	441	—
Proceeds from term debt	3,736	2,105	5,519
Proceeds from sale of common stock	18,279	51,336	—
Proceeds from sale of preferred stock	—	—	24,991
Payment on offering fees	(298)	(1,909)	—
Payments on term debt	(3,450)	(3,659)	(3,036)
Other	5	(53)	(49)

Net cash provided by financing activities	18,864	48,702	27,442

Effect of exchange rate on cash	(17)	29
Net increase (decrease) in cash and cash equivalents	(5,635)	(3,078)	12,131
Cash and cash equivalents, beginning of period	27,552	30,601	18,470

Cash and cash equivalents, end of period	$21,900	$27,552	$30,601

Supplemental cash flow information:
Cash paid for interest	$708	$545	$678

See notes to consolidated financial statements.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2005, 2004 and 2003

1.    Background and operations

Our business principally involves the development, manufacture, marketing and sale of proprietary cell-based diagnostic and research products and certain service activities with a primary focus on cancer. We believe that our products can provide significant clinical benefits by giving physicians better information to understand, treat, monitor and diagnose cancer and predict outcomes. Our technologies can identify, count and characterize a small number of circulating tumor cells, or CTCs, and other rare cells present in a blood sample from a patient. We also employ our technologies to provide analytical services to pharmaceutical and biotechnology companies to assist them in developing of new therapeutic agents. In 2000, we changed our state of incorporation to the State of Delaware.

In October 2004, we launched our initial cancer diagnostic products which had received FDA clearance in January 2004. We completed our first instrument sale to a third-party laboratory customer during the fourth quarter of 2004. We operate in one segment and have our principal offices in Huntingdon Valley, Pennsylvania, although we maintain a small research laboratory in the Netherlands. From inception we have raised $156 million, net of fees and expenses, from the sale of common and preferred stock, including $49.4 million, net of fees and expenses, from our initial public offering, or IPO, which was completed in April 2004.

In the IPO, we sold 6.9 million shares of common stock, including the underwriters’ over allotment option, at $8.00 per share. In addition, on March 9, 2004, we completed a 2-for-3 reverse stock split of our common stock. All share and per share amounts included in these consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split. On June 29, 2005, we sold 4.1 million shares of our common stock at $4.75 per share and received net proceeds of $18 million. These shares were sold pursuant to a shelf registration statement filed in May 2005.

On August 29, 2005, we announced that we were reducing staff and other expenses in order to align costs with our commercialization strategy and anticipated revenue ramp and we reduced our workforce by approximately 25% as of that date. We anticipated recording total charges of up to $1 million related to the staff and other cost reductions. We made severance-related payments of approximately $400,000 in 2005. We expect to incur charges of up to an estimated additional $600,000, such as those related to space consolidation, among others, in the first half of 2006.

We have incurred substantial losses since our inception. We anticipate incurring additional losses over at least the next several years. Substantial financing will be needed by us to fund our operations and to continue to commercially develop our product candidates. There is no assurance that such financing will be available when needed. Our operations are subject to certain additional risks and uncertainties including, among others, dependence on Veridex, LLC (“Veridex”), a Johnson & Johnson company, to market our cancer diagnostic product candidates, the uncertainty of product development (including clinical trial results), regulatory clearance and approval, supplier and manufacturing dependence, competition, reimbursement availability, dependence on exclusive licenses and other relationships, uncertainties regarding patents and proprietary rights, dependence on key personnel and other risks related to governmental regulations and approvals. We believe, however, that cash, cash equivalents and borrowing available under our line of credit at December 31, 2005, will be sufficient to maintain operations through at least December 31, 2006.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

2.    Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements herein include balances of Immunicon Corporation and its wholly owned subsidiaries, Immunivest Corporation, IMMC Holdings, Inc., and Immunicon Europe, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation

Up to September 30, 2005 we considered ourselves a development stage enterprise. According to Statement of Financial Accounting Standards, or SFAS No. 7, Accounting and Reporting by Development Stage Enterprises, in order to be identified as a development stage enterprise, the following conditions must be met: (1) planned principal operations have not commenced and (2) planned principal operations have commenced, but there has been no significant revenue therefrom. We have completed all the initial product development milestones outlined in our Development and License agreement with Veridex including completion of our clinical trial in metastatic breast cancer and the commercialization of both the instrument systems and the CellSearch CTC Kit. We began commercialization of our products in the second half of 2004. Since launch we have sold products to customers throughout the United States and on a limited basis in Europe and Japan. We completed the development of our CTA II and launched the instrument system in June 2005. The CTA II is the cell analysis platform which will be the basic cell analysis system for the forseeable future. In the fourth quarter of 2005 we generated $1.6 million in revenue including $1.0 million in product revenue. Therefore, based on having reached these commercialization goals, as of the beginning of the fourth quarter of 2005 we were no longer a development stage company.

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

Fair value of financial instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these items.

As of December 31, 2005 and 2004, the outstanding long-term obligations and the corresponding fair market value are as follows (see also Note 7) (in thousands):

December 31,	Remaining principal payments	Fair market Value
2005	$5,884	$5,884
2004	5,599	5,599

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of December 31, 2005 and 2004, the short-term and long-term investments and the corresponding fair market value are as follows (in thousands):

December 31,	Carrying Value	Fair Value
2005	$22,198	$22,175
2004	26,081	26,043

Cash and cash equivalents

We consider all highly liquid investments purchased with original maturities of three months or less when purchased to be cash equivalents.

Investments

Short-term investments are investments purchased with maturities of longer than 90 days, but less than one year, held at a financial institution. Long term investments are investments purchased with maturities of longer than one year. Investments are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and accordingly, those investments classified as held-to-maturity are carried at amortized cost.

The cost or amortized cost and estimated market value of investments at December 31, 2005 and 2004 were as follows (in thousands):

	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
2005
Corporate debt securities	$8,221	$—	$(15)	$8,206
US Agencies securities	13,977	$—	(8)	13,969

Total	$22,198	$—	$(23)	$22,175

	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
2004
Corporate debt securities	$13,936	$—	$(33)	$13,903
US Agencies securities	12,145	$—	(5)	12,140

Total	$26,081	$—	$(38)	$26,043

Proceeds from the maturity of investments were $46.1 million, $11.5 million and $3.0 million during the years ended December 31, 2005, 2004 and 2003, respectively.

Restricted funds

In fiscal 2004, we entered into a security deposit pledge agreement with a bank related to a corporate credit card agreement. This deposit earns approximately 1.5% simple interest per annum. As of December 31, 2005 and 2004, this deposit was $153,000 and $150,000, respectively and was recorded as restricted and reported in Other Assets on the accompanying consolidated balance sheet. We maintain a certificate of deposit, which has been pledged as collateral against a letter of credit supplied to the landlord as security for the rent on our principal office location. As of December 31, 2005 and 2004, this certificate of deposit of $125,000 is classified as restricted and is reported in Other Assets on the accompanying consolidated balance sheets.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Inventory

Inventory is stated at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method. Effective October 1, 2004, we adopted a policy to capitalize the cost of inventory (see Note 4).

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

Long lived assets

We periodically evaluate the carrying value of long-term assets when events and circumstances warrant such review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. In that event a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined by reference to quoted market prices, if available, or the utilization of certain valuation techniques such as using the anticipated cash flows discounted at a rate available to us.

Comprehensive loss

Comprehensive loss is defined as the change in stockholders’ equity during a period from transactions and other events and circumstances from non-owner sources.

Concentrations of credit risk and limited suppliers

The financial instruments that potentially subject us to concentrations of risk are cash and cash equivalents and short-term investments. Our cash and cash equivalents are maintained in four financial institutions in amounts that typically exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk in this area. It is our practice to place our cash equivalents and short-term investments in money market accounts or high quality securities in accordance with a written policy approved by the Board of Directors.

We rely on a single supplier for a component of our instrument system. The failure of this supplier, including a subcontractor, to deliver on schedule could delay or interrupt delivery to customers and thereby adversely affect our operating results.

Revenue recognition

We derive revenues from: instrument and reagent product sales, service sales, license agreements and milestone achievements. We recognize revenue on product sales in accordance with the SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, or SAB No. 104, when

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

persuasive evidence of an arrangement exists, the contract price is fixed or determinable, the product or accessory has been delivered, title and risk of loss have passed to the customer, and collection of the resulting receivable is reasonably assured. We recognize revenue for instrument placements at the time that all necessary conditions for the recognition of revenue have been met. Specifically, we may place instruments with customers and allow the customer a period of time for training and validation as is common in our industry. Therefore there may be a delay between the time that an instrument is placed with a customer and the point at which the revenue for the instrument placement is recognized. Also in certain instances the customer may be provided with an opportunity to return the instrument to us prior to acceptance. We therefore recognize the revenue associated with these instrument placements only at the point when it is clear that all revenue recognition criteria have been met and that no continuing right of return remains.

In accordance with SAB No. 104, we record up-front non-refundable license fees as deferred revenue and recognize this deferred revenue over the estimated development period. Since August 2000, we have received $6.2 million in license and milestone payments from Veridex. License and milestone payments are deferred and amortized on a straight-line basis over the product development period as defined for each specific product. Amounts received as reimbursement for research and development expenses are recorded as a reduction in research and development expense as the related costs are incurred.

Further, we reviewed the effects of Emerging Issues Task Force, or EITF Pronouncement No. 00-21 Revenue Arrangements with Multiple Deliverables, or EITF 00-21, to determine whether this pronouncement is applicable to us, as appropriate. Milestone payments received to date under the contract with Veridex are non-refundable, have been deferred and are being amortized on a straight-line basis over the estimated development period. We estimated the initial development period to be from the initiation of the contract with Veridex, August 2000 to December 31, 2003, when we estimated that we would deliver our initial instrument platform and clinical test. We received US Food and Drug Administration, or FDA clearance for our breast cancer monitoring test in January 2004 and therefore we believe that our estimate is appropriate.

We can earn up to an additional $4.3 million in research related milestone receipts and $10.0 million related to achieving certain sales targets. We plan to recognize revenue for the research related milestones receipts over the estimated development period for the various products for which milestone receipts can be earned. Under the Veridex agreement, we also can earn up to $10.0 million in revenue for achieving defined sales targets. Our agreement with Veridex provides for payments to us by Veridex of $2.0 million, $3.0 million and $5.0 million in the first year that sales recognized by Veridex of our CellSearch reagent products to third parties, excluding sales of instruments, reach $250 million, $500 million and $1 billion, respectively and we plan to recognize the revenue related to these targets in the period earned.

Product Warranty

We generally include a one year warranty for product quality related to our instrument product sales. We record warranty expense for known warranty issues if a loss is probable and can be reasonably estimated, and we record warranty expenses for anticipated but, as yet, unidentified issues based on historical activity. Provisions for estimated expenses related to product warranty are made at the time products are sold. The warranty liability and the related expense were not significant during the periods presented. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the accrual. Our product

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

warranty obligations are included in accrued expenses on the accompanying consolidated balance sheet. Changes in product warranty obligations are as follows:

	Year Ended December 31,
	2005	2004	2003
Beginning of the year	$—	$—	$—
Additional accruals	141	—	—
Utilization	(63)	—	—

Ending of the year	$78	$—	$—

Disclosures about segments of an enterprise

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, we have viewed our operations and manage our business as one segment operating primarily in the United States of America. Revenues from external customers are summarized below. Revenues are attributed to a country based on the location of the customer. During fiscal 2005, we derived 53% and 12% of our revenue from Veridex and Pfizer Inc., respectively. During fiscal 2004 and 2003, we derived 80% and 89%, respectively of our revenue from Veridex. No one country other than the U.S. represented more than 10% of our revenues. In addition, all of our long-lived assets are located in the U.S.:

	Year Ended December 31,
	2005	2004	2003
United States	$4,011	$1,561	$2,974
Other foreign countries	636	4	—

Total revenue	$4,647	$1,565	$2,974

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

Stock-based compensation

We account for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, which states that, for fixed plans, no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of our common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of our common stock at the grant date, the difference between the fair value of

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

the our common stock and the exercise price of the stock option is recorded as deferred compensation. The Company’s policy is to grant employee stock options with an exercise price equal to the fair market value of the Company’s Common Stock at the date of grant, therefore recording no compensation expense under APB 25. Options granted to non-employee outside consultants, as defined under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” have been recorded as compensation expense based on the fair market value of such grants. All restricted shares granted to officers have been recorded as compensation expense using the intrinsic value method under APB 25.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to FAS 123,” or SFAS 148. The Company implemented the “disclosure only” provisions of SFAS 148 in the period ended December 31, 2002, thereby recording no compensation cost for stock options issued to employees under our stock option plans. Had compensation costs for the plans been determined based on the fair market value of the stock options and the restricted stock, consistent with the provisions of SFAS 123 as amended by SFAS 148, our net income and earnings per share for the years ended December 31, 2005, 2004 and 2003 would have been reduced to the pro forma amounts below:

	Year Ended December 31,
(in thousands except per share data)	2005	2004	2003
Net loss, as reported	$(26,908)	$(27,933)	$(17,643)
Add: Stock-based compensation expense included in reported net loss	1,601	1,697	642
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(4,155)	(1,951)	(801)

Pro forma net loss	$(29,462)	$(28,187)	$(17,802)

Net loss per share (basic and diluted) as reported	$(1.06)	$(1.70)	$(37.90)

Pro forma net loss per share (basic and diluted)	$(1.16)	$(1.72)	$(38.24)

The fair value of each option is determined on the date of grant using the Black-Scholes method with the following weighted average assumptions: risk-free interest rate of 4.0%, 3.9% and 3.1% during 2005, 2004, and 2003, respectively; volatility of 61.0%, 57.0% and 0% during 2005, 2004 and 2003, respectively; an expected life of 5 years; and a dividend yield of zero. Management determined that historical volatility is more reflective of market conditions and a better indicator of expected volatility than implied volatility. Prior to 2004, we were not a public company and therefore we used the minimum value method for 2003.

In addition, we account for restricted shares to non-employee members of our board of directors and officers using the intrinsic value method under APB 25. We first granted restricted shares to officers during fiscal 2005. See Note 8 to the Consolidated Financial Statements for restricted stock awards made to our officers. Deferred compensation expense resulting from grants of restricted stock is recognized during the period in which the service is performed.

Stock compensation arrangements with non-employees are recorded as compensation expense over the contractual service period using the Black-Scholes option pricing model to determine the fair market value of the option at the original grant date as defined in SFAS No. 123, as amended by SFAS No. 148,

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

On December 29, 2005, our Board of Directors approved the acceleration of the vesting of all outstanding stock options held by our current officers and employees with an exercise price of at least $4.80 per share. Options held by our executive officers and members of the Board were excluded from the vesting acceleration. Unvested stock options that had an exercise price of less than $4.80 per share will continue to vest on their normal schedule. As a result of this vesting acceleration, options to purchase approximately 351,442 shares of our common stock have become fully vested. The effects of this accelerated vesting have been included in the pro forma information shown above.

The decision to accelerate the vesting of these stock options was made primarily to reduce the compensation expense that might be recorded in future periods following our adoption of Financial Accounting Standards Board Statement No. 123, “Share Based Payment (revised 2004)” (“FAS 123R”). We expect that the future expense to be eliminated is approximately $1.3 million over the next four years. We believe that the options subject to the accelerated vesting have not provided sufficient retentive value when compared to the future stock option compensation expense because these options had exercise prices in excess of current market values. We are required to apply the expense recognition provisions of FAS 123R beginning in the first quarter of 2006.

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

Anti-dilutive common shares not included in net loss are summarized as follows:

	Year Ended December 31,
	2005	2004	2003
Common stock options	1,088,105	1,475,144	882,123
Restricted shares	148,274	—	—
Warrants	7,229	53,673	176,017
Convertible preferred shares	—	—	13,358,813

Total	1,243,608	1,528,817	14,416,953

Income taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

New accounting pronouncements

In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 replaces Accounting Principles Board, or APB, Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statement.” It requires retrospective application to prior period’s financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, under SFAS No. 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 will have a material impact on its consolidated results of operations and financial condition.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The adoption of Interpretation No. 47 did not have a material impact on its results of operations or financial condition.

In March 2005, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, or SAB, No. 107, which provides guidance on the implementation of SFAS No. 123(R), “Share-Based Payment”. In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123(R) in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective on March 29, 2005.

In December 2004, the FASB issued SFAS No. 123(R), which replaces SFAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In April 2005, the SEC postponed the implementation date to the fiscal year beginning after June 15, 2005. We will adopt SFAS No. 123(R) in the first quarter of fiscal 2006. We believe that the adoption of SFAS No. 123(R) will have a material impact on our results of operations, although since

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

these are non-cash charges they will have no impact on our cash position. The precise impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions was zero for the year ended December 31, 2005.

In November 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 151 Inventory Costs—an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires all entities to allocate overhead costs to inventory based on a calculation of normal manufacturing capacity. The Statement notes that this calculation “is difficult because of the variety of considerations encountered in the allocation of costs and charges”. This statement is effective for the fiscal years beginning after June 15, 2005. We will adopt SFAS No. 151 beginning with the first quarter of fiscal 2006. We are currently evaluating the impact of the adoption of this statement will have on our consolidated financial statements.

3.    Restructuring

On August 29, 2005, we announced actions to align staff levels and other expenses with our current commercialization strategy and expectations for near-term revenue growth. This initiative included a workforce reduction of approximately 25% of full-time equivalent domestic staff principally in research and development, operations and certain support functions. A significant component of the workforce reduction involved employees who were engaged in platform development programs that were essentially completed, such as the Company’s next generation cell analysis platform, the CellTracks Analyzer. Additionally, we had completed development of certain core reagents and ancillary components incorporated in cell analysis kits, most notably the CellSearch Circulating Tumor Cell (CTC) Kit, sold by Veridex. We made severance-related payments, totaling approximately $400,000, in 2005. As of December 31, 2005, all severance costs relating to this workforce reduction had been paid. In addition, we recorded $75,000 in depreciation in 2005 related to the consolidation of space. These expenses were recorded in operating expenses for the year ended December 31, 2005. We expect to incur charges of up to an estimated additional $600,000 such as those related to space consolidation, among others, in the first half of 2006. We anticipate completing the consolidation of office space in the first half of 2006.

4.    Inventory

Inventories are stated at the lower of cost or market, with cost determined under the first-in-first-out method, or FIFO. Inventories at December 31, 2005 and 2004 consist of the following: (in thousands)

	December 31, 2005	December 31, 2004
Raw materials	$1,597	$976
Finished goods	1,465	100
Work-in-process	161	—

Inventory	$3,223	$1,076

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Prior to the initiation of our commercialization period which occurred in October 2004, we included all costs associated with manufacturing as part of research and development expense. Effective October 1, 2004, we adopted a policy to capitalize the cost of manufacturing as inventory.

In the fourth quarter 2004, we began to capitalize the cost of manufactured products for commercial sale in inventory and to expense such costs as cost of products sold at the time of sale. However, as we sell that portion of our existing inventory that had previously been expensed as part of research and development expenses, there will be a period of time where we will recognize manufacturing revenue with minimum corresponding cost.

As of December 31, 2005 and 2004, the cost included as inventory consisted only of items that were purchased and produced after October 1, 2004. As of December 31, 2005 and 2004, we had $310,000 and $1.4 million, respectively inventory on hand that was not recorded in inventory as it was produced or purchased prior to October 1, 2004.

5.    Property and equipment

Property and equipment are comprised of the following (in thousands):

	December 31, 2005	December 31, 2004
Laboratory equipment	$2,473	$1,844
Office furniture and equipment	1,195	945
Leasehold improvements	5,734	4,139
Manufacturing equipment	788	688
Computer equipment	1,140	1,634

Property and equipment, gross	11,330	9,250
Less Accumulated depreciation	(5,870)	(4,870)

Property and equipment, net	$5,460	$4,380

Depreciation expense on property and equipment for the years ended December 31, 2005, 2004 and 2003 was $2.0 million, $1.4 million and $1.1 million, respectively.

6.    Accrued expenses

Accrued expenses are comprised of the following (in thousands):

(in thousands)	December 31, 2005	December 31, 2004
Salary related expense	$718	$777
Clinical research and trial costs	1,720	943
Contracted research costs	180	91
Deferral loan premium	—	222
Accounting and legal fees	240	142
Leasehold improvements	—	331
Other	718	758

Accrued expenses	$3,576	$3,264

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

7.    Long-term debt

Long term debt at fiscal year ends were as follows:

	December 31, 2005	December 31, 2004
Line of credit due to SVB—principal due from January 2006 to October 2009 at interest rates ranging from 7.75% to 8.50%	$3,085	$2,170
Line of credit due to GECC—principal due from January 2006 to January 2010 at interest rates ranging from 8.75% to 10.16%	2,799	3,429

	5,884	5,599
Less current portion of long term debt	(2,769)	(3,012)

Total long term debt	$3,115	$2,587

As of December 31, 2005, we had an aggregate of $5.9 million of bank debt outstanding with two lending institutions, $3.1 million to Silicon Valley Bank, or SVB and $2.8 million to General Electric Capital Corporation, or GE, as described below.

In April 2002, we had obtained a credit facility of $5,000,000 from SVB and borrowed the full amount in May 2002. This facility bears interest at 2% above the prime rate or 6.75%, whichever is greater. The loan was payable over the 36 month period ending April 2005. In April 2003, this credit facility was amended to increase the facility to $7.0 million. The $2.0 million supplemental loan was advanced in two tranches. The first tranche was subject to obtaining equipment financing of $3.0 million from another lending institution. The second tranche was subject raising $10.0 million from the sale of additional shares of our stock to investors. We met these conditions and borrowed the full $2.0 million by July 2003. Collateral for this loan is a first lien on all our assets except for our intangible intellectual property and except for the assets pledged under the equipment line of credit agreement with another lending institution discussed below. Interest on these supplemental advances is prime plus 4.25% with a minimum of 8.5% and is repayable over 36 months. We issued a warrant to purchase 25,000 and 13,750 shares of Series Convertible F Preferred Stock in April 2002 and April 2003, respectively, with an exercise price of $4.00 per share in connection with this loan (see Note 7). As of December 31, 2005, the Company has $288,000 outstanding under the second credit facility.

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

We also agreed to restrict our ability to among other things, dispose of property (including intellectual property), change our business, ownership, management or business locations, merge with or acquire certain other entities, create or incur certain liens or encumbrances on any of its property, incur or amend the terms of certain indebtedness, engage in transactions with affiliates, declare or pay certain dividends or redeem, retire or purchase shares of any capital stock. As of December 31, 2005, we had approximately $2.8 million outstanding under this extended line. As of December 31, 2005 we had

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

approximately $8.8 million in available credit under all of our agreements with SVB. On October 17, 2005, we extended the availability date for borrowing funds under this credit line to June 30, 2006.

In April 2003, we obtained $5.0 million in the form of equipment lines of credit from GE. Interest on this loan ranged from 8.75% to 9.25% and is repayable over 36 to 60 months. Collateral for this loan is a first lien on those assets specifically pledged under this line of credit and a subordinated lien on all our remaining assets except for the our intangible intellectual property. We issued a warrant to purchase 20,834 shares of our common stock with an exercise price of $4.00 per share in connection with this loan. The initial advance on this facility was $3.0 million. The Company obtained the right to borrow the second advance of $2.0 million in December 2003 upon the filing of our Registration statement on Form S-1 for our IPO. As of December 31, 2005, we had $1.8 million outstanding under this credit facility.

In October, 2004, we extended our existing equipment line of credit with GE by $5.0 million but did not otherwise amend the terms of this line of credit, except for the applicable rate of interest and repayment period. Interest on this line of credit ranges from 9.31% to 10.16% and is repayable over 36 to 48 months. However, upon the occurrence of any event of default, GE may accelerate and declare all or any portion of its obligations to GE immediately due and payable. This line of credit is secured by a first priority security interest on the assets specifically pledged under the line of credit and a second priority security interest on all other assets except for our intangible intellectual property. On October 17, 2005, we extended the availability date for borrowing funds under this credit line to April 30, 2006. As of December 31, 2005 we had approximately $971,000 outstanding under this line of credit and $3.9 million available credit under all of our agreements with GE.

All of our credit facilities are subject to certain covenants, including maintaining a minimum level of earnings before interest, taxes, depreciation and amortization, as defined in the loan agreement, maintaining a minimum percentage of our cash available for investing with the lending institution and providing audited financial statements within 120 days after the close of the fiscal year. We were in compliance with its covenants for the years ended December 31, 2005 and 2004.

As of December 31, 2005 and 2004, the Company did not have any capital lease obligations outstanding, respectively. Interest expense under these capital lease obligations in 2003 amounted to $3,000.

Future principal payment obligations on long-term debt as of December 31, 2005 are as follows (in thousands):

2006	$2,769
2007	1,540
2008	1,118
2009	456
2010	1

Total	5,884
Less—current portion	(2,769)

$3,115

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

8.    Stockholders’ equity

Common stock

We completed our IPO on April 21, 2004. In the IPO, we sold 6.9 million shares of our common stock for $8.00 per share. We received proceeds of $49.4 million, net of fees and expenses of $1.9 million, excluding underwriter’s discounts, fees and commissions. At completion of the IPO, all outstanding convertible preferred shares were automatically converted into 15,495,827 common shares. As a further condition of the IPO all shares of common stock, including those preferred shares which were converted into common stock, were restricted from open market sales for a period of 180 days from the date of the IPO. The restriction was released on October 13, 2004.

In June 2005, we received net proceeds, net of fees and expenses, of $18.0 million from the sale of 4,137,902 shares of our common stock, pursuant to our effective shelf registration statement filed in May 2005. The shares were sold to certain institutional investors at $4.75 per share. As of December 31, 2005, there were 27,556,885 shares outstanding.

In January 2005, our board of directors made restricted stock grants to two of our officers. We granted 100,000 restricted shares to our Senior Vice President-Research and Development and 60,000 restricted shares to our Senior Vice President-Finance and Administration and Chief Financial Officer. The shares underlying both grants will fully vest on the third anniversary of the date of the grant. The restricted stock grant had a fair market value of $979,000 as of the close of the business day on January 28, 2005.

On December 29, 2005, our Board of Directors made restricted stock grant of 100,000 in connection with the appointment of our new Chief Executive Officer. These shares underlying this grant will fully vest on the January 1, 2009. The restricted stock grant had a fair market value of $336,000 as of the close of the business day on December 29, 2005.

If any of the officer’s employment terminates for any reason before the restricted stock is fully vested, except as provided by such officer’s Change of Control Agreement with us, the shares of restricted stock that are not then vested will be forfeited. If the provisions of the officer’s Change of Control Agreement are triggered, the restricted stock will vest in accordance with the officer’s Change of Control Agreement. Compensation related to the grant is recorded as deferred stock based compensation and recognized over the three years of the service period. We have recognized $0.3 million as compensation expense related to these grants for the year ended December 31, 2005.

Stock options

We have reserved an aggregate of 4,266,667 and 3,766,667 shares of our common stock for issuance under our amended and restated equity compensation plan as of December 31, 2005 and 2004, respectively. Options vest according to their terms, generally 20% to 25% per year over four to five years or 50% per year over two years. All options expire either five or ten years after the grant date. We account for options granted to employees in accordance with APB No. 25. The fair value of each option is estimated on the date of grant using the fair value method with the following weighted average assumptions: risk-free interest rate of 4.0%, 3.9% and 3.1% during 2005, 2004, and 2003, respectively; volatility of 61.0%, 57.0% and 0% during 2005, 2004 and 2003, respectively; an expected life of 5 years; and a dividend yield of zero. Prior to 2004, we were not a public company and therefore we used the minimum value method.

The weighted average fair value of the options granted during the years ended December 31, 2005, 2004 and 2003 were estimated at $2.62, $5.05 and $5.64 per share, respectively.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Information relative to our stock options is as follows (in thousands, except for exercise price information):

	Years ended December 31,
	2005		2004		2003
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Options outstanding at the beginning of the year	2,942	$3.64	2,565	$2.35	1,778	$2.18
Granted	714	4.74	610	8.53	827	2.72
Exercised	(199)	1.90	(178)	1.95	(4)	2.53
Canceled	(155)	4.78	(55)	2.91	(36)	2.58
Options outstanding at the end of the year	3,302	$3.93	2,942	$3.64	2,565	$2.35
Options exercisable at the end of the year	1,853	$3.73	1,176	$2.20	882	$2.08

The weighted-average exercise prices and weighted-average fair values of options granted are as follows:

	Years ended December 31,
	2005		2004		2003
	Weighted average exercise price	Weighted average fair value	Weighted average exercise price	Weighted average fair value	Weighted average exercise price	Weighted average fair value
Option Price equal to FMV	$4.74	$4.74	$8.53	$8.53	$—	$—
Option Price greater than FMV	$—	$—	$—	$—	$—	$—
Option Price less than FMV	$—	$—	$—	$—	$2.72	$7.86

The following table summarizes information relating to our stock options at December 31, 2005 (in thousands except for contractual life and exercise price information):

Range of Exercise Price	Outstanding as of December 31, 2005	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of December 31, 2005	Weighted average exercise price
$1.05—$2.40	1,455	5.72	$2.21	1,041	$2.13
$2.41—$6.00	1,148	8.22	3.62	450	3.72
$6.01—$9.95	699	8.71	8.03	362	8.35

	3,302	7.22	$3.93	1,853	$3.73

In December 2003, we granted options to purchase 100,000 shares of our common stock to our then Chief Executive Officer, 40,000 shares of our common stock to our Chief Financial Officer, and 16,667 shares of our common stock to our Chief Scientific Officer, in each case at an exercise price below fair value, determined with hindsight. These options vest upon the earlier of five years from the date of grant or the achievement by each respective employee of certain performance milestones. The vesting for the options given to the then Chief Executive Officer and Chief Financial Officer occur as follows:

➢	25% on the first anniversary of the completion of a financing which raises at least $50 million in net proceeds. This vesting milestone was achieved in second quarter of 2005;

➢	25% upon the achievement of net sales to end users, as defined, of at least $2 million per month for three consecutive months; and

➢	50% upon the achievement of net sales to end users, as defined, of at least $8 million per month for three consecutive months.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The remaining two milestones had not been reached as of December 31, 2005.

The vesting for our Chief Scientific Officer is as follows:

➢	25% on the first anniversary of the completion of a financing which raises at least $50 million in net proceeds. This milestone was reached in second quarter of 2005;

➢	25% upon the commercial launch of the CellSpotter/AutoPrep configuration for an in vitro diagnostic or research use only application, as determined by our compensation committee; This milestone was reached in the third quarter of 2004; and

➢	50% upon the commercial launch of CellTracks, as determined by our compensation committee. This milestone was reached in the second quarter of 2005.

Stock-based compensation for these grants is accounted for in accordance with APB No. 25. Accordingly, the total amount of compensation expense is based on the difference between the exercise price and the fair value of the stock on the grant date. Such compensation expense is recognized based on management’s best estimate of the period in which the performance criteria will be met, with consideration of the expense that would be recognized under the grants’ cliff vesting provisions. We recognized $0.5 million and $0.7 million as compensation expense for the aforementioned grant in the years ended December 31, 2005 and 2004, respectively.

During the period from October 1, 2002 through December 31, 2003, we issued options to certain employees and directors under the Plan with exercise prices below the estimated fair value, determined with hindsight, of our common stock on the date of grant. In accordance with the requirements of APB No. 25, we have recorded deferred stock-based compensation for the difference between the exercise price of the stock options and the estimated fair value of our stock on the date of grant. This deferred stock-based compensation is being amortized to expense on a straight-line-basis over the vesting period, generally four years to five years. During the year ended December 31, 2003, we recorded total deferred stock-based compensation including stock-based compensation for the milestone-based grants described above of $4.0 million. During the year ended December 31, 2005, 2004 and 2003, we recorded stock-based compensation expense as a charge to income including stock-based compensation for the milestone-based grants described above of $1.2 million, $1.4 million and $233,000, respectively.

We issued 30,000 and 39,001 options during the year ended December 31, 2005 and 2004, respectively, to consultants providing scientific advisory and other professional services. We believe that the fair values of the stock options are more reliably measurable than the fair values of the services received. The estimated fair values of the stock options granted are calculated at each reporting date using the fair value method, as prescribed by SFAS No. 123, EITF 96-18 and FIN 28, using the following weighted-average assumptions: risk-free interest rate of 4.4% and 3.4%, volatility of 60.9% and 55.4%, an expected life of five years and a dividend yield of zero. In connection with grants of stock options to non-employees, we recorded stock-based compensation of $74,000 and $167,000 in 2005 and 2004, respectively.

Employee Stock Purchase Plan

In March 2004, our board of directors and stockholders approved our 2004 Employee Stock Purchase Plan (the “ESPP”), to become effective upon the completion of our IPO. The plan permits eligible employees to purchase shares of our common stock through after-tax payroll deductions. Under the ESPP eligible employees may purchase shares of our common stock at 85% of the stock price reported on The NASDAQ Stock Market at specific, predetermined dates. We intend for the ESPP to meet the

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

requirements for an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. We have reserved an aggregate of 200,000 shares of our common stock for issuance under our ESPP and issued 53,871 and 13,637 shares under this plan as of December 31, 2005 and 2004.

We recorded stock-based compensation expense of $106,580 and $57,000 for difference between the purchase price and the market price on the date of purchase using the fair value method as of December 31, 2005 and 2004, respectively.

Warrants

The total number of warrants outstanding for both year ended December 31, 2005 and 2004 were 42,000. All of the outstanding warrants are exercisable. The below table provides the rollforward of outstanding warrants:

(in thousands)	Shares	Price
Warrants outstanding, January 1, 2004	211	$4.32
Granted	18	9.00
Exercised	(175)	4.28
Cancelled	(12)	9.00

Warrants outstanding, Dec. 31, 2004	42	5.22

Granted	—	—
Exercised	—	—
Cancelled	—	—

Warrants outstanding, Dec. 31, 2005	42	5.22

In April 2003, we obtained $7.0 million in additional credit in the form of equipment lines of credit from two lending institutions. We issued a warrant to purchase 13,750 shares of Series F Preferred Stock with an exercise price of $4.00 per share in connection with $2 million of this loan commitment. These warrants were exercised in October 2004. We issued a warrant to purchase 20,834 shares of our common stock with an exercise price of $6.00 per share in connection with $5 million of this loan commitment. In connection with these warrants, we recorded $49,000 in 2003 as a prepaid asset representing the fair value of such warrants determined using the Black-Scholes method, in accordance with SFAS No. 123. The asset is being amortized over the life of the loans. As of December 31, 2005, unamortized portion of the asset amounted to $3,000. In the year ended December 31, 2005, 2004 and 2003, we recorded $7,000, $29,000 and $10,000, respectively, as an expense representing amortization of this asset.

In connection with director compensation policy, we issued 18,668 and 22,669 warrants with exercise price of $9.00 and $2.40, respectively, to purchase shares of common stock in January 2004 and May 2003, respectively. In connection with the issuances, we recorded stock-based compensation of $112,000 and $16,000, respectively. There were no warrants issued in 2005.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

9.    Comprehensive loss

Other comprehensive loss consisted of foreign currency translation adjustments. Comprehensive loss reconciliation is below:

(in thousands)	December 31, 2005	December 31, 2004	December 31, 2003
Net loss as reported	$(26,908)	$(27,933)	$(17,643)
Foreign currency translation	(17)	29	—

Comprehensive loss	$(26,925)	$(27,904)	$(17,643)

10.    Commitments and contingencies

Licensing and sponsored research agreements

On June 13, 2005 we announced that we, along with the Fox Chase Cancer Center, or Fox Chase, were awarded a Small Business Technology Transfer grant totaling approximately $1.1 from the National Institutes of Health (“NIH”), which extends over two years. We believe that we will receive approximately $475,000 and that Fox Chase will receive the remainder of $615,000. The NIH grant is intended to fund the development of a new strategy to actively monitor the effectiveness of cancer drugs in clinical trials. As of December 31, 2005 we have received $52,000 and Fox Chase has received $177,000 from the grant.

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

In connection with the Development Agreement, Veridex made a $1.5 million up-front, non-refundable license fee payment to us. Under this Agreement, Veridex is obligated to pay us approximately 31% of their net sales from the sale of reagents, test kits, and certain other consumable products and disposable items. Under the terms of the Development Agreement, we are required to invest in related research based on a percentage of sales as defined in the Development Agreement. In 2000, another subsidiary of Johnson and Johnson, or J&J sub purchased $5 million of our Series E Preferred Stock. In December 2001 and July 2003, J&J sub purchased $3 million and $3.3 million of Series F Preferred Stock, respectively.

We have earned a total of $6.2 million in license and milestone payments under the terms of the Development Agreement from August 1, 2000 to December 31, 2005. During the period from August 1, 2000 until December 31, 2003 (product development period), we received $4.0 million and recognized the entire amount as license revenue from related party.

We were paid a total of $334,000 and $1.8 million in license and milestone payments during 2005 and 2004, respectively. These payments will be recognized as revenue over the estimated product development period for the corresponding product, which we estimated will end at various points through June 30, 2008. We have also continuously reviewed the status of the remaining development

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

milestones and, where appropriate, have renegotiated the development requirement and payment terms. We do not believe that these renegotiations will have a material adverse effect on the Company’s product development or financial position. We expect to earn the remaining $4.3 million in development milestone payments over the next three to five years.

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

The second milestone cited above in the metastatic setting previously had prospective payments to us totaling $1 million. The total of the milestone payments as well as the overall achievement requirements remain the same, but the amendment provides for progress payments triggered by certain events in the development program. A payment of $250,000 is now payable upon accrual of an adequate number of metastatic colorectal cancer patients to support a regulatory submission to the U.S. Food and Drug Administration and an additional $250,000 is payable upon completion of a draft regulatory submission that is acceptable to the joint Veridex Steering Committee and us. The superseded milestone had provided for payment of $500,000 only on Steering Committee approval of the final regulatory submission. We have already received $500,000 as a result of the enrollment of the first patient in this trial.

On December 30, 2005, we entered into a letter agreement (the “Amendment”) amending the terms of the Development, Agreement. The Amendment incorporates a milestone into the Agreement as Section 5.2.15. Under the Amendment, Veridex would pay to us $500,000 for participation in a study in which we participate as the central testing laboratory for conducting circulating tumor cell testing and analysis of study patients using CellSearch reagents. One-half, or $250,000, of the milestone payment would be payable to us upon the execution of a binding agreement between the clinical research coordination body responsible for conducting the study and us, provided that such agreement establishes that we are the central testing laboratory providing CellSave tubes for sample collection, shipping of specimens from collection sites to us, conducting circulating tumor cell analysis of study patients using CellSearch reagents and providing results to the appropriate study coordinator. The remaining $250,000 of the total $500,000 milestone payment would be paid to us upon enrollment by participating groups of more than one-half of the number of qualified and eligible patients comprising the targeted study population as defined in the final study protocol at the study initiation. The completion date for this milestone is one year after the first patient is enrolled.

We entered into a License and Supply Agreement (“License and Supply Agreement”) with a corporation for development, manufacturing, marketing and sales of products incorporating their respective proprietary technologies. The term of the agreement is from August 14, 2003 through the life of the relevant patent rights, the latest of which expires in October 2017. In lieu of the upfront license fee, the corporation purchased 80,000 shares of Series F Preferred Stock at a premium price of $5 per share. We received $400,000 in proceeds for the combined transaction. As shares of the Series F Convertible shares were valued at $4.00 per share in a similar transaction, the same value was applied to this transaction. As such, $80,000 or $1.00 per share was deemed to represent deferred license fee related to certain

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

exclusivity provisions of the License and Supply Agreement, which expires two years from its effective date. The deferred license revenue therefore is amortized into income over the period of two years. As of December 31, 2005, we had fully amortized the deferred license revenue, and we recognized revenue of $25,000, $40,000 and $15,000 related to this arrangement in 2005, 2004 and 2003, respectively.

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

In consideration of the rights granted by the university, we will pay the university the following: A nonrefundable annual license maintenance royalty of $25,000, along with a royalty equal to one percent of net sales of licensed products. As of December 31, 2005, we have manufactured a limited quantity of products developed as a result of the licensing agreement. In the event we pay a royalty to a third-party for use of patented technology which materially enables the functionality of the university’s developed technology, then we shall be entitled to receive a credit against royalties due the university in the amount of the third-party royalty payments.

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

In 1997 we entered into a license agreement with a university (“Netherlands Agreement”) covering optical analysis of particles similar to cells and cell particles. In consideration of the rights granted by the university, we will pay the university a royalty equal to three percent of net sales of products covered by the licensed technology for which a valid patent exists or one and three-quarters percent (1.75%) of net sales of products covered by the licensed technology for which no valid patent exists. As of December 31, 2005, we have yet to manufacture any products developed as a result of the Netherlands Agreement.

Facility and capital leases

We currently lease approximately 53,500 square feet of office and laboratory space in Huntingdon Valley, Pennsylvania. Our current space is adequate to support commercialization. The lease expires on September 30, 2010 although we can elect to terminate the lease any time after May 10, 2006, subject to an early termination payment. (See footnote 3)

We also lease approximately 2,500 square feet of office and laboratory research space in Enschede, The Netherlands, used to support our research and development activities. This lease expires on August 1, 2009.

We had no rental income for the year ended December 31, 2005. In the prior 2 years, we subleased approximately 600 square feet of office space. Total rental income for the year ended December 31, 2004 and 2003 was $10,000 and $10,000, respectively. Rent expense, net of sublease rental income, for all locations for years ended December 31, 2005, 2004 and 2003 was $1.0 million, $788,000 and $666,000, respectively.

As of December 31, 2005 and 2004, we did not have any capital lease obligations outstanding.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Future minimum lease payments under the operating leases as of December 31, 2005 are as follows:

(in thousands)	Operating
2006	$987
2007	1,006
2008	1,008
2009	1,022
2010	825
2011 and thereafter	253

Total minimum lease payments	$5,101

Employment contracts

We are liable for certain payments under employment contracts with our Executive Chairman, Chief Executive Officer, Chief Financial Officer, Chief Scientific Officer and Chief Counsel. The contracts require that we continue salary and benefits for these officers for a period of one year as well as accelerate any unvested options, if any, if the officer is terminated, except for cause, or in the event of a Change of Control, as defined in the contracts. Our obligations as defined in the employment contract with our Executive Chairman will cease as of March 31, 2006 when he will cease to be Executive Chairman but will continue to serve as Chairman of the Board of Directors.

11.    Defined contribution plan

We maintain a defined contribution benefit plan in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Plan (“Plan”) covers all of our employees that are at least 21 years of age and have completed three months of service. We match 20 percent of the first two percent of the participant’s elected salary deferral. For the years ended December 31, 2005, 2004 and 2003, the Company contributed $29,000, $26,000 and $20,000, respectively, to the Plan.

12.    Income taxes

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

We have significant federal and state net operating losses (NOL’s) available to offset future taxable income. As of December 31, 2005, we have federal NOL’s of $110.8 million, which begin to expire in 2018. Since we have not yet achieved profitability, management believes the deferred tax assets for the aforementioned years does not satisfy the realization criteria set forth in SFAS No. 109 and has therefore recorded a full valuation allowance against the deferred tax asset.

It should be noted that the availability and/or utilization of the NOL carryforward against future taxable income, if any, may be limited as a result of certain changes in ownership that may have occurred or may occur in future periods.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

No US current or deferred income tax expense (benefit) has been recorded for all periods presented.

The sources of income/(loss) before the provision for income taxes are listed below:

In thousands	December 31, 2005	December 31, 2004	December 31, 2003
US	$(26,111)	$(27,494)	$(17,343)
Foreign	(767)	(439)	(300)

Income/(loss) before provision for income taxes	$(26,878)	$(27,933)	$(17,643)

A reconciliation of the statutory federal income tax expense (benefit) is listed below:

In thousands	December 31, 2005	December 31, 2004	December 31, 2003
Statutory income tax benefit	$(9,407)	$(9,777)	$(6,175)
State benefit, net of federal	(31)	(1,813)	(1,145)
Foreign tax expense	30	—	—
Permanent items	416	536	87
Other	(1)	—	—
Change in valuation allowance	10,411	12,948	7,495
R&D Credit	(1,388)	(1,894)	(262)

Total provision/(benefit)	$30	$—	$—

The provision for income taxes is summarized as follows:

In thousands	December 31, 2005	December 31, 2004	December 31, 2003
Current
Federal	$—	$—	$—
State	—	—	—
Foreign	30	—	—

Total Current	$30	$—	$—
Deferred
Federal	(10,380)	(11,135)	(6,350)
State	(31)	(1,813)	(1,145)

Total Deferred	(10,411)	(12,948)	(7,495)
Change in valuation allowance	10,411	12,948	7,495

Total provision for income taxes	$—	$—	$—

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The tax effect of the temporary differences that give rise to deferred income tax assets and liabilities are listed below:

In thousands	December 31, 2005	December 31, 2004
Deferred tax assets
Accrued expenses	$55	$42
Deferred income	854	952
Deferred compensation	559	376
Research & development credit (Federal)	4,989	3,601
Net operating losses	41,389	32,494

Total deferred tax assets	47,846	37,465

Deferred tax liabilities
Depreciation and amortization	(160)	(190)

Total deferred tax liabilities	(160)	(190)

Net deferred tax assets	47,686	37,275

Federal	44,886	32,008
State	2,800	5,267

Total	47,686	37,275
Valuation allowance	(47,686)	(37,275)

Recorded deferred tax asset/(liability)	$—	$—

13.    Related party transactions

The following table summarizes the revenue from related parties recognized for the three years ended December 31, 2005, 2004 and 2003:

	Year ended December 31,
	2005	2004	2003
Instrument revenue from related party	$949	$726	$—
Reagent revenue from related party	509	143	—
License revenue from related party	1,045	423	2,636

Total revenue	$2,503	$1,292	$2,636

We have a Development, License and Supply agreement with Veridex, a wholly-owned subsidiary of Johnson & Johnson. This agreement provides Veridex with exclusive worldwide rights to commercialize cell analysis products based on our technologies in the field of cancer (see Note 10). We have recognized milestone revenues of $836,000, $334,000 and $2.6 million in fiscal years 2005, 2004 and 2003, respectively under this agreement. In addition, we recognized revenue of $949,000 and $726,000 from the sale of CellTracks AutoPrep and analyzers to affiliates of Johnson & Johnson for the year ended December 31, 2005 and 2004, respectively. We also recognized $509,000 and $143,000 of reagent revenue from sales to affiliates of Johnson & Johnson for the year ended December 31, 2005 and 2004, respectively. We recorded these revenues as “Product revenue—Related party” in the consolidated

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

statement of operations. As of December 31, 2005 and 2004, the Company had a receivable from Veridex of $316,000 and $249,000, respectively, and a payable to Veridex of $433,000 and $228,000, respectively.

In addition, we sold all of our rights to a trademark to Johnson & Johnson, Inc. for $250,000 in fiscal 2003 and recorded the proceeds as Other Income from Related Party on the consolidated statement of operations.

In August 2003, we sold Series F Preferred Stock and entered into a License and Supply Agreement (“License and Supply Agreement”) with a corporation (see Note 10). We received $400,000 in proceeds for the combined transaction. As shares of the Series F Convertible shares were valued at $4.00 per share in a similar transaction, the same value was applied to the shares in this transaction. The amount above the value of the Series F shares was deemed attributable to the License and Supply Agreement and recorded as deferred license revenue. We recorded the $80,000 premium as deferred license revenue and amortize it into income over the period of the exclusive supply arrangement with the corporation, which is two years. As of December 31, 2005, we had fully amortized the deferred license revenue related to this arrangement and we recognized revenue of $25,000, $40,000 and $15,000 related to the arrangement and recorded it as “Revenue from related party” in the consolidated statement of operations in fiscal 2005, 2004 and 2003, respectively.

14.    Supplemental expense information

The supplemental expense information below provides additional information about the amounts recorded as research and development expenses and general and administrative expenses in the accompanying statements of operations:

Research and development expenses

Research and development expenses are comprised of the following:

	Years Ended December 31,
(in thousands)	2005	2004	2003
Salaries, benefits and taxes	$11,371	$10,491	$7,608
Laboratory supplies and expenses	936	3,826	2,240
Instrument development costs	529	753	2,047
Clinical trial expenses	3,793	2,633	931
Contracted research costs	859	1,361	1,610
Depreciation expense	1,697	1,148	—
Insurance	703	619	127
All others	1,888	2,714	1,469

	$21,776	$23,545	$16,032

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

General and administrative expenses

General and administrative expenses are comprised of the following:

	Years Ended December 31,
(in thousands)	2005	2004	2003
Salaries, benefits and taxes	$4,128	$3,405	$1,929
Depreciation expense	299	287	1,123
Legal and professional fees	2,141	1,245	973
Insurance	182	148	27
All others	1,269	979	460

	$8,019	$6,064	$4,512

15. Quarterly financial data (unaudited)

The following table presents unaudited quarterly financial data (in thousands except per share data). These quarterly results of operations for the periods shown are not necessarily indicative of future results of operations.

	Revenue	Gross margin	Net loss	Net loss per common share— basic and diluted
March 31, 2005	$879	$705	$(7,059)	$(0.30)
June 30, 2005	935	299	(7,118)	(0.30)
September 30, 2005	1,283	448	(7,070)	(0.26)
December 31, 2005	1,550	526	(5,661)	(0.21)

March 31, 2004	$157	$157	$(6,368)	$(13.10)
June 30, 2004	61	61	(7,319)	(0.39)
September 30, 2004	154	154	(8,316)	(0.36)
December 31, 2004	1,193	1,193	(5,930)	(0.26)

Item 9.    Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting is set forth in Item 8 of this annual report on Form 10-K and is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2005:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	3,534,381	$4.04	292,883
Equity compensation plans not approved by security holders	0	$0.00	0
Total	3,534,381	$4.04	292,883

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

1. Financial Statements.

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

3.1

Amended and Restated Certificate of Incorporation of Immunicon Corporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

3.2

Bylaws of Immunicon Corporation (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 18, 2003, as amended)

4.1

Specimen Common Stock Certificate (Incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.1

Warrant to Purchase 31,250 Shares of Common Stock, issued by Immunicon Corporation on April 28, 2003 to General Electric Capital Corporation (Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.2

Form of Common Stock Purchase Warrant issued by Immunicon Corporation on January 23, 2004 and accompanying schedule (Incorporated by reference to Exhibit 10.56 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.3

Second Amended and Restated Investor Rights Agreement, dated December 13, 2001, among Immunicon Corporation and the parties set forth therein (Incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 18, 2003, as amended)

10.4

Amendment to Second Amended and Restated Investor Rights Agreement, dated March 6, 2003, among Immunicon Corporation and the parties set forth therein (Incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

Part IV

Exhibit number	Description

10.5

Second Amendment to Second Amended and Restated Investor Rights Agreement, dated June 30, 2003, among Immunicon Corporation and the parties set forth therein (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.6

Third Amendment to Second Amended and Restated Investor Rights Agreement, dated March 15, 2004, among Immunicon Corporation and the parties set forth therein (Incorporated by reference to Exhibit 10.54 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.7

Amended and Restated Loan and Security Agreement, dated October 20, 2004, among Immunicon Corporation, its subsidiaries and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004)

10.8

Second Amendment to Amended and Restated Loan and Security Agreement, dated October 14, 2005, between Immunicon Corporation, its wholly-owned subsidiaries, and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2005)

10.9

Master Security Agreement, dated April 15, 2003, between Immunicon Corporation and General Electric Capital Corporation (Incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.10

Amendment to Master Security Agreement, dated April 15, 2003, between Immunicon Corporation and General Electric Capital Corporation (Incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.11

Registration Rights Agreement, dated April 28, 2003, between Immunicon Corporation and GE Capital Corporation (Incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.12

Agreement of Lease, dated August 20, 1999, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.13

First Amendment to Agreement of Lease, dated August 20, 1999, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.14

Second Amendment to Agreement of Lease, dated September 19, 2000, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.22 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

Part IV

Exhibit number		Description

10.15

Confirmation of Lease Term, dated November 17, 2000, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.23 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.16

Third Amendment to Agreement of Lease, dated April 24, 2002, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.24 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.17

Fourth Amendment to Agreement of Lease, dated September 13, 2002, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.25 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.18

Fifth Amendment to Agreement of Lease, dated September 25, 2003, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.26 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.19

Sixth Amendment to Agreement of Lease, dated July 28, 2004, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2005)

10.2	0*

Development, License and Supply Agreement, dated August 17, 2000, between Immunicon Corporation and Ortho-Clinical Diagnostics, Inc. (Incorporated by reference to Exhibit 10.27 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.2	1*

Amendment to Development, License and Supply Agreement, dated December 10, 2002, between Immunicon Corporation and Ortho-Clinical Diagnostics, Inc. (Incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.2	2*

Letter agreement regarding Development, License and Supply Agreement, dated November 10, 2003, between Immunicon Corporation and Veridex, LLC (Incorporated by reference to Exhibit 10.29 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 18, 2003, as amended)

10.23

Letter amendment to Development, License and Supply Agreement, dated January 27, 2005, between Immunicon Corporation and Veridex, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2005)

10.24

Letter Agreement, dated June 14, 2005, amending the terms of the Development, License and Supply Agreement between Immunicon Corporation and Ortho-Clinical Diagnostics, Inc. dated as of August 17, 2000, as amended and assigned to Veridex, LLC) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2005)

Part IV

Exhibit number	Description

10.25

Letter Agreement, dated as of December 30, 2005, amending the terms of the Development, License and Supply Agreement between Immunicon Corporation and Ortho-Clinical Diagnostics, Inc. dated as of August 17, 2000, as amended and assigned to Veridex, LLC (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2006)

10.26*

License and Supply Agreement, dated August 14, 2003, between Immunicon Corporation and Research and Diagnostic Systems, Inc. (Incorporated by reference to Exhibit 10.30 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.27*

Agreement, dated February 10, 2003, between Immunicon Corporation and Pfizer Inc. (Incorporated by reference to Exhibit 10.33 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.28

Letter agreement, dated April 1, 2004, between Immunicon Corporation and Pfizer Inc. (Incorporated by reference to Exhibit 10.58 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.29#*	Second Amending Letter of Agreement, dated December 10, 2004, between Pfizer, Inc. and Immunicon Corporation.

10.30

Master Services Agreement, dated December 17, 2002, between Immunicon Corporation and Igeneon Krebs-Immuntherapie Forschungs-und Entwicklungs-AG (Incorporated by reference to Exhibit 10.34 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.31*

Exclusive License Agreement, dated June 1, 1999, between Immunicon Corporation and the Board of Regents of the University of Texas System (Incorporated by reference to Exhibit 10.35 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.32*

License Agreement, dated April 1, 1997, between Immunivest Corporation and Twente University (Incorporated by reference to Exhibit 10.36 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.33

Addendum to Technology Development and License Agreement, dated June 11, 2004, between Immunicon Corporation, Immunivest Corporation, Technology Foundation STW and Twente University (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004)

10.34

Technology Development Agreement, dated April 1, 1997, between Immunicon Corporation and University of Twente (Incorporated by reference to Exhibit 10.37 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.35

Supply Agreement, dated December 13, 2003, between Immunicon Corporation and Astro Instrumentation, LLC (Incorporated by reference to Exhibit 10.55 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

Part IV

Exhibit number	Description

10.36

Non-Exclusive License Agreement, dated July 1, 2002, between Immunicon Corporation and Streck Laboratories, Inc. (Incorporated by reference to Exhibit 10.47 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.37

Amending Agreement to Non-Exclusive License Agreement, dated July 24, 2003, between Immunicon Corporation and Streck Laboratories, Inc. (Incorporated by reference to Exhibit 10.48 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.38

Immunicon Corporation 2004 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.46 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.39

Immunicon Corporation Amended and Restated Equity Compensation Plan (Incorporated by reference to Exhibit 10.45 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.40

Amendment 2005-1 to the Immunicon Corporation Amended and Restated Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 20, 2005)

10.41	2006 Compensation Policy for Non-Employee Directors (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2006)

10.42	Form of Option Grant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 31, 2005)

10.43

Letter agreement, dated April 15, 2003, between Immunicon Corporation and Edward L. Erickson (Incorporated by reference to Exhibit 10.38 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.44

Letter agreement, dated April 15, 2003, between Immunicon Corporation and James G. Murphy (Incorporated by reference to Exhibit 10.39 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.45

Letter agreement, dated April 15, 2003, between Immunicon Corporation and Leon W.M.M. Terstappen, M.D., Ph.D. (Incorporated by reference to Exhibit 10.40 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.46

Letter Agreement, dated February 4, 2004, between Immunicon Corporation and James L. Wilcox, Esq. (Incorporated by reference to Exhibit 10.49 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.47

Letter Agreement, dated October 8, 2004, between Immunicon Corporation and Byron D. Hewett (Incorporated by reference to Exhibit 10.54 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2005

Part IV

Exhibit number	Description

10.48

Form of Non-Compete Agreement, dated April 15, 2004, entered into between Immunicon Corporation and James L. Wilcox, Esq. (Incorporated by reference to Exhibit 10.50 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.49

Employee Non-Compete Agreement, dated March 15, 1999, between Immunicon Corporation and Edward L. Erickson (Incorporated by reference to Exhibit 10.51 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.50

Employee Non-Compete Agreement, dated November 1, 1999, between Immunicon Corporation and James G. Murphy (Incorporated by reference to Exhibit 10.52 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.51

Non-Compete Agreement, dated October 24, 1994, between Immunicon Corporation and Leon W.W.M. Terstappen, M.D., Ph.D. (Incorporated by reference to Exhibit 10.53 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.52

Non-Compete Agreement, dated October 25, 2004, between Immunicon Corporation and Byron D. Hewett (Incorporated by reference to Exhibit 10.55 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2005)

10.53

Letter, dated as of December 29, 2005, between Byron D. Hewett and Immunicon Corporation, amending the terms of Mr. Hewett’s employment and severance agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2006)

10.54

Letter, dated as of December 29, 2005, between Edward L. Erickson and Immunicon Corporation, amending the terms of Mr. Erickson’s employment and severance agreement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2006)

10.55#

Third Amending Letter of Agreement, dated March 7, 2006, between Pfizer Inc. and Immunicon Corporation, extending the termination date of agreement, dated December 12, 2004, between Pfizer Inc. and Immunicon.

21.1#	Subsidiaries of Immunicon Corporation.

23.1#	Consent of Deloitte & Touche LLP

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Chief Executive Officer’s Section 1350 Certification

32.2#	Chief Financial Officer’s Section 1350 Certification

#	Filed herewith.

*	Certain information in these exhibits has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.

Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2006		IMMUNICON CORPORATION

	By:	/s/ JAMES G. MURPHY
James G. Murphy Senior Vice President, Finance and Administration, Chief Financial Officer (Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ BYRON D. HEWETT	By:	/s/ ZOLA HOROVITZ
	Byron D. Hewett		Zola Horovitz
	Chief Executive Officer, Director and Principal Executive Officer		Director
March 15, 2006		March 15, 2006

By:	/s/ EDWARD L. ERICKSON	By:	/s/ ALLEN LAUER
	Edward L. Erickson		Allen Lauer
	Executive Officer and Chairman		Director
March 15, 2006		March 15, 2006

By:	/s/ JONATHAN COOL	By:	/s/ SETH RUDNICK
	Jonathan Cool		Seth Rudnick
	Director		Director
March 15, 2006		March 15, 2006

By:	/s/ J. WILLIAM FREYTAG	By:	/s/ ELIZABETH TALLETT
	J. William Freytag		Elizabeth Tallett
	Director		Director
March 15, 2006		March 15, 2006

By:	/s/ BRIAN GEIGER
Brian Geiger
Director
March 15, 2006

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2005, 2004 and 2003

(In thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses(A)	Deductions from Reserves(B)	Balance at End of Year
Valuation allowance taxes
2005	$37,275	$10,411	$—	$47,686
2004	$27,276	$9,999	$—	$37,275
2003	$20,095	$7,181	$—	$27,276