Form 10-K/A
period 2005-12-31
IMMUNICON CORP
filed 2006-04-13
CIK 1083132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by nonaffiliates of the registrant, as of March 1, 2006, was approximately $90.5 million. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Nasdaq National Market on January 31, 2006. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and executive officers.

The number of shares of the registrant’s Common Stock outstanding as of March 1, 2006 was 27,585,005

DOCUMENTS INCORPORATED BY REFERENCE.

None. Portions of the definitive proxy statement for the registrant’s 2005 annual meeting of stockholders to be filed within 120 days after the end of the period covered by the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005 originally filed on March 15, 2006 were incorporated by reference into Part III of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005 originally filed on March 15, 2006.

Explanatory Note

This Form 10-K/A constitutes Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005 originally filed on March 15, 2006. The Registrant is filing this Form 10-K/A for the sole purpose of correcting inadvertent omissions in the Section 302 certifications and updating the list of Exhibits. Such revised certifications are filed as Exhibits 31.1 and 31.2 hereto.

Item 15. Exhibits and Financial Statements Schedules

(a) Documents filed as Part of this Report:

1. Financial Statements.

Set forth under Item 8 of Part II of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005 previously filed with the Commission on March 15, 2006.

2. Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts. Schedule II should be read in conjunction with the consolidated financial statements and related notes thereto set forth under Item 8 of Part II of the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 previously filed with the Commission on March 15, 2005. All other schedules were omitted because they are not applicable, not required or the required information is included in such consolidated financial statements or notes thereto.

3. Exhibits.

Exhibit number	Description
3.1	Amended and Restated Certificate of Incorporation of Immunicon Corporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

3.2	Bylaws of Immunicon Corporation (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 18, 2003, as amended)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.1	Warrant to Purchase 31,250 Shares of Common Stock, issued by Immunicon Corporation on April 28, 2003 to General Electric Capital Corporation (Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.2	Form of Common Stock Purchase Warrant issued by Immunicon Corporation on January 23, 2004 and accompanying schedule (Incorporated by reference to Exhibit 10.56 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.3	Second Amended and Restated Investor Rights Agreement, dated December 13, 2001, among Immunicon Corporation and the parties set forth therein (Incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 18, 2003, as amended)

10.4	Amendment to Second Amended and Restated Investor Rights Agreement, dated March 6, 2003, among Immunicon Corporation and the parties set forth therein (Incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.5	Second Amendment to Second Amended and Restated Investor Rights Agreement, dated June 30, 2003, among Immunicon Corporation and the parties set forth therein (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.6	Third Amendment to Second Amended and Restated Investor Rights Agreement, dated March 15, 2004, among Immunicon Corporation and the parties set forth therein (Incorporated by reference to Exhibit 10.54 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.7	Amended and Restated Loan and Security Agreement, dated October 20, 2004, among Immunicon Corporation, its subsidiaries and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004)

10.8	Second Amendment to Amended and Restated Loan and Security Agreement, dated October 14, 2005, between Immunicon Corporation, its wholly-owned subsidiaries, and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2005)

10.9	Master Security Agreement, dated April 15, 2003, between Immunicon Corporation and General Electric Capital Corporation (Incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.10	Amendment to Master Security Agreement, dated April 15, 2003, between Immunicon Corporation and General Electric Capital Corporation (Incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.11	Registration Rights Agreement, dated April 28, 2003, between Immunicon Corporation and GE Capital Corporation (Incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.12	Agreement of Lease, dated August 20, 1999, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.13	First Amendment to Agreement of Lease, dated August 20, 1999, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.14	Second Amendment to Agreement of Lease, dated September 19, 2000, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.22 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.15	Confirmation of Lease Term, dated November 17, 2000, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.23 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.16	Third Amendment to Agreement of Lease, dated April 24, 2002, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.24 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.17	Fourth Amendment to Agreement of Lease, dated September 13, 2002, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.25 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.18	Fifth Amendment to Agreement of Lease, dated September 25, 2003, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.26 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.19	Sixth Amendment to Agreement of Lease, dated July 28, 2004, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2005)

10.20*	Development, License and Supply Agreement, dated August 17, 2000, between Immunicon Corporation and Ortho-Clinical Diagnostics, Inc. (Incorporated by reference to Exhibit 10.27 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.21*	Amendment to Development, License and Supply Agreement, dated December 10, 2002, between Immunicon Corporation and Ortho-Clinical Diagnostics, Inc. (Incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.22*	Letter agreement regarding Development, License and Supply Agreement, dated November 10, 2003, between Immunicon Corporation and Veridex, LLC (Incorporated by reference to Exhibit 10.29 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 18, 2003, as amended)

10.23	Letter amendment to Development, License and Supply Agreement, dated January 27, 2005, between Immunicon Corporation and Veridex, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2005)

10.24	Letter Agreement, dated June 14, 2005, amending the terms of the Development, License and Supply Agreement between Immunicon Corporation and Ortho-Clinical Diagnostics, Inc. dated as of August 17, 2000, as amended and assigned to Veridex, LLC) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2005)

10.25	Letter Agreement, dated as of December 30, 2005, amending the terms of the Development, License and Supply Agreement between Immunicon Corporation and Ortho-Clinical Diagnostics, Inc. dated as of August 17, 2000, as amended and assigned to Veridex, LLC (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2006)

10.26*	License and Supply Agreement, dated August 14, 2003, between Immunicon Corporation and Research and Diagnostic Systems, Inc. (Incorporated by reference to Exhibit 10.30 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.27*	Agreement, dated February 10, 2003, between Immunicon Corporation and Pfizer Inc. (Incorporated by reference to Exhibit 10.33 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.28	Letter agreement, dated April 1, 2004, between Immunicon Corporation and Pfizer Inc. (Incorporated by reference to Exhibit 10.58 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.29*	Second Amending Letter of Agreement, dated December 10, 2004, between Pfizer, Inc. and Immunicon Corporation (previously filed as Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005 previously filed with the Commission on March 15, 2006).

10.30	Master Services Agreement, dated December 17, 2002, between Immunicon Corporation and Igeneon Krebs-Immuntherapie Forschungs-und Entwicklungs-AG (Incorporated by reference to Exhibit 10.34 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.31*	Exclusive License Agreement, dated June 1, 1999, between Immunicon Corporation and the Board of Regents of the University of Texas System (Incorporated by reference to Exhibit 10.35 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.32*	License Agreement, dated April 1, 1997, between Immunivest Corporation and Twente University (Incorporated by reference to Exhibit 10.36 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.33	Addendum to Technology Development and License Agreement, dated June 11, 2004, between Immunicon Corporation, Immunivest Corporation, Technology Foundation STW and Twente University (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004)

10.34	Technology Development Agreement, dated April 1, 1997, between Immunicon Corporation and University of Twente (Incorporated by reference to Exhibit 10.37 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.35	Supply Agreement, dated December 13, 2003, between Immunicon Corporation and Astro Instrumentation, LLC (Incorporated by reference to Exhibit 10.55 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.36	Non-Exclusive License Agreement, dated July 1, 2002, between Immunicon Corporation and Streck Laboratories, Inc. (Incorporated by reference to Exhibit 10.47 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.37	Amending Agreement to Non-Exclusive License Agreement, dated July 24, 2003, between Immunicon Corporation and Streck Laboratories, Inc. (Incorporated by reference to Exhibit 10.48 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.38**	Immunicon Corporation 2004 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.46 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.39**	Immunicon Corporation Amended and Restated Equity Compensation Plan (Incorporated by reference to Exhibit 10.45 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.40**	Amendment 2005-1 to the Immunicon Corporation Amended and Restated Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 20, 2005)

10.41**	2006 Compensation Policy for Non-Employee Directors (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2006)

10.42**	Form of Option Grant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 31, 2005)

10.43**	Letter agreement, dated April 15, 2003, between Immunicon Corporation and Edward L. Erickson (Incorporated by reference to Exhibit 10.38 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.44**	Letter agreement, dated April 15, 2003, between Immunicon Corporation and James G. Murphy (Incorporated by reference to Exhibit 10.39 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.45**	Letter agreement, dated April 15, 2003, between Immunicon Corporation and Leon W.M.M. Terstappen, M.D., Ph.D. (Incorporated by reference to Exhibit 10.40 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.46**	Letter Agreement, dated February 4, 2004, between Immunicon Corporation and James L. Wilcox, Esq. (Incorporated by reference to Exhibit 10.49 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.47**	Letter Agreement, dated October 8, 2004, between Immunicon Corporation and Byron D. Hewett (Incorporated by reference to Exhibit 10.54 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2005)

10.48**	Form of Non-Compete Agreement, dated April 15, 2004, entered into between Immunicon Corporation and James L. Wilcox, Esq. (Incorporated by reference to Exhibit 10.50 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.49**	Employee Non-Compete Agreement, dated March 15, 1999, between Immunicon Corporation and Edward L. Erickson (Incorporated by reference to Exhibit 10.51 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.50**	Employee Non-Compete Agreement, dated November 1, 1999, between Immunicon Corporation and James G. Murphy (Incorporated by reference to Exhibit 10.52 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.51**	Non-Compete Agreement, dated October 24, 1994, between Immunicon Corporation and Leon W.W.M. Terstappen, M.D., Ph.D. (Incorporated by reference to Exhibit 10.53 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.52**	Non-Compete Agreement, dated October 25, 2004, between Immunicon Corporation and Byron D. Hewett (Incorporated by reference to Exhibit 10.55 of the Registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2005)

10.53**	Letter, dated as of December 29, 2005, between Byron D. Hewett and Immunicon Corporation, amending the terms of Mr. Hewett’s employment and severance agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2006)

10.54**	Letter, dated as of December 29, 2005, between Edward L. Erickson and Immunicon Corporation, amending the terms of Mr. Erickson’s employment and severance agreement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2006)

10.55	Third Amending Letter of Agreement, dated March 7, 2006, between Pfizer Inc. and Immunicon Corporation, extending the termination date of agreement, dated December 12, 2004, between Pfizer Inc. and Immunicon (previously filed as Exhibit 10.55 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005 previously filed with the Commission on March 15, 2006)

21.1	Subsidiaries of Immunicon Corporation (previously filed as Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005 previously filed with the Commission on March 15, 2006)

23.1	Consent of Deloitte & Touche LLP (previously filed as Exhibit 23.1 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005 previously filed with the Commission on March 15, 2006)

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Section 1350 Certification (previously filed as Exhibit 32.1 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005 previously filed with the Commission on March 15, 2006)

32.2	Chief Financial Officer’s Section 1350 Certification (previously filed as Exhibit 32.1 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005 previously filed with the Commission on March 15, 2006)

#	Filed herewith.
*	Certain information in these exhibits has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.
**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 13, 2006	IMMUNICON CORPORATION

	By:	/s/ JAMES G. MURPHY
James G. Murphy
Senior Vice President, Finance and Administration, Chief Financial Officer