Form 10-Q
period 2006-03-31
IMMUNICON CORP
filed 2006-05-10
CIK 1083132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2006

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

As of May 2, 2006, there were 27,602,996 shares of Common Stock, $0.001 par value, outstanding.

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

Immunicon Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Balance Sheets (Unaudited).

(In thousands)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$24,750	$21,900
Short term investments	12,991	20,694
Accounts receivable	676	606
Receivable from related party	261	316
Inventory	3,815	3,223
Prepaid assets	290	397
Other current assets	565	545

Total current assets	43,348	47,681

Property and equipment, net	4,899	5,460
Long term investments	1,502	1,504
Other assets	386	325

Total assets	$50,135	$54,970

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,449	$2,769
Accounts payable	1,138	938
Payable from related party	732	433
Current portion of deferred revenue:
Related party	1,828	1,597
Other	47	84
Accrued expenses	3,642	3,576

Total current liabilities	9,836	9,397

Long-term debt, less current portion	2,712	3,115

Deferred revenue - related party	492	378

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value –100,000,000 authorized, 27,585,005 and 27,556,885 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	28	27
Additional paid in capital	160,884	162,630
Deferred stock-based compensation	—	(2,142)
Accumulated other comprehensive income	14	12
Deficit accumulated during the development stage	(123,831)	(118,447)

Total shareholders’ equity	37,095	42,080

Total liabilities and shareholders’ equity	$50,135	$54,970

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited).

Three months ended March 31, 2006 and March 31, 2005

(In thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2006	2005
Product revenue:
Related party	$355	$310
Third party	559	250
Service revenue	339	50

Total product and service revenue	1,253	610
Milestone, license and other revenue	200	269

Total revenue	1,453	879

Cost of goods sold	1,524	174

Gross profit (loss)	(71)	705

Expenses:
Research and development	3,119	5,942
General and administrative	2,469	1,985

Total operating expenses	5,588	7,927

Operating loss	(5,659)	(7,222)

Interest and other income	388	288
Interest expense	(113)	(125)

Interest income (expense), net	275	163

Net loss attributable to common stockholders	$(5,384)	$(7,059)

Net loss per common share–basic and diluted	$(0.20)	$(0.30)

Weighted average common shares outstanding–basic and diluted	27,582,995	23,217,300

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31, 2006 and 2005 (in thousands)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net loss	$(5,384)	$(7,059)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	584	481
Interest expense on warrants	2	2
Loss on disposal of property and equipment	37	—
Compensation expense related to the issuance of stock, stock options and warrants	357	350
Change in:
Accounts receivable	(70)	113
Accounts receivable from related party	55	(348)
Inventory	(593)	(838)
Prepaid expenses and other	107	157
Other assets	(86)	13
Accounts payable	200	1,456
Accounts payable to related parties	299	24
Accrued expenses	73	207
Deferred revenue from related parties	345	398
Deferred revenue	(38)	(50)

Net cash used in operating activities	(4,112)	(5,094)

Investing activities:
Purchase of investments	(7,491)	(10,312)
Proceeds from maturities of investments	15,239	11,801
Purchases of property and equipment	(97)	(1,445)

Net cash provided by investing activities	7,651	44

Financing activities:
Proceeds from term debt	128	1,254
Proceeds from exercise of stock options and warrants	32	139
Payments on term debt	(851)	(1,051)

Net cash (used in) provided by financing activities	(691)	342

Effect of exchange rate changes on cash	2	(4)
Net increase (decrease) in cash and cash equivalents	2,848	(4,708)
Cash and cash equivalents, beginning of period	21,900	27,552

Cash and cash equivalents, end of period	$24,750	$22,840

Supplemental cash flow information:
Cash paid for interest	$117	$109

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

(1) Background and basis of presentation

The accompanying unaudited condensed consolidated financial statements of Immunicon Corporation and Subsidiaries (the “Company”, “we”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Form 10-Q General Instructions and Article 10 of Regulation S-X of the Securities and Exchange Commission, or the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position at March 31, 2006 and results of operations and cash flows for the three month periods ended March 31, 2006 and March 31, 2005. Certain items have been reclassified to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Results of operations for the three months ended March 31, 2006 and March 31, 2005 are not necessarily indicative of results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates or assumptions. The more significant estimates reflected in these financial statements include judgmentally accrued expenses and the valuation of stock-based compensation.

We completed the initial public offering, or IPO, of shares of our common stock on April 21, 2004. The proceeds from the IPO were $49.4 million, net of fees and expenses. In the IPO, we sold 6.9 million shares of our common stock, including the underwriters’ over allotment option, at $8.00 per share. In addition, on March 9, 2004, we completed a 2-for-3 reverse stock split of our common stock.

On June 29, 2005, we sold 4.1 million shares of our common stock at $4.75 per share and received total proceeds of $19.7 million and net proceeds, net of fees and expenses, of $18.0 million. These shares were sold pursuant to a shelf registration statement filed in May 2005.

On December 29, 2005, our Board of Directors approved the accelerated vesting of all outstanding stock options held by our current officers and employees with an exercise price of at least $4.80 per share. Options held by our executive officers and members of the Board were excluded from the vesting acceleration. Unvested stock options that had an exercise price of less than $4.80 per share continue to vest on their normal schedule. As a result of this vesting acceleration, options to purchase approximately 351,442 shares of our common stock became fully vested. The decision to accelerate the vesting of these stock options was made to reduce the compensation expense that might be recorded in future periods following our adoption of Financial Accounting Standards Board Statement No. 123, Share Based Payment (revised 2004), or SFAS 123R. We believe that the options for which we accelerated the vesting had not provided sufficient retentive value when compared to the future stock option compensation expense because these options had exercise prices in excess of the then current market values.

We have generated limited revenues from product sales and have incurred substantial losses since our inception. We anticipate incurring additional losses over at least the next several years and such losses may fluctuate based on the amounts of revenue generated from sales of our products and services.

We will need substantial financing to fund our operations and to continue developing our product candidates for sale. There can be no assurance that such financing will be available when we need it. Our operations are subject to certain additional risks and uncertainties including, among others, dependence on Veridex, LLC, or Veridex, a Johnson & Johnson company, to market our cancer diagnostic product candidates, the uncertainty of product development (including clinical trial results and completion of development of new instrument and reagent products), regulatory clearance and approval, supplier and manufacturing dependence, competition, reimbursement availability, our dependence on exclusive licenses and other relationships, uncertainties regarding patents and proprietary rights, dependence on key personnel and other risks related to governmental regulations. We believe, however, that cash and cash equivalents available at March 31, 2006 will be sufficient to maintain operations through at least March 31, 2007.

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

Recent Accounting Pronouncements

Effective January 1, 2006, we adopted the provisions of SFAS 123R. Prior to January 1, 2006, we accounted for stock option awards granted under our share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, as permitted by Statement of Financial Accounting Standards, or SFAS, No. 123 Accounting for Stock-Based Compensation, or SFAS 123. Share-based employee compensation expense was not recognized in our consolidated statements of earnings prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Under the modified-prospective-transition method of SFAS 123R which we have adopted, compensation expense recognized during the three months ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The compensation charge including the adoption of SFAS 123R resulted in a charge to earnings of $357,000 or $0.01 per fully diluted share for the three months ended March 31, 2006. See Note 2 for further detail on the impact of SFAS 123R on our condensed consolidated financial statements.

In March 2005, the U.S. Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payment, which expressed views of the SEC staff regarding the application of Statement 123(R). In April 2005, the SEC issued release No. 33-8568, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement 123(R). Among other things, SAB 107 and release No. 33-8568 provided interpretive guidance related to the interaction between Statement 123(R) and certain SEC rules and regulations, provided the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies and changed the required adoption date of the standard to periods beginning after June 15, 2005.

In November 2004, the Financial Accounting Standards Board, or FASB, issued SFAS, No. 151 Inventory Costs—an amendment of ARB No. 43, Chapter 4, or SFAS 151. SFAS 151 requires all entities to allocate overhead costs to inventory based on a calculation of normal manufacturing capacity. The Statement notes that this calculation “is difficult because of the variety of considerations encountered in the allocation of costs and charges”. This statement is effective for the fiscal years beginning after June 15, 2005. We adopted SFAS 151 beginning with the first quarter of fiscal 2006 and it did not have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, or SFAS 154, which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 replaces Accounting Principles Board, or APB, Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statement. It requires retrospective application to prior period’s financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, under SFAS 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 applies to accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 beginning with the first quarter of fiscal 2006 and it did not have a material impact on our financial statements.

(2) Accounting for stock-based compensation

Our Amended and Restated Equity Compensation Plan, or the Plan, provides for the granting of stock options, awards of restricted common stock, now referred to as nonvested shares and purchases of stock through an Employee Stock Purchase Program via payroll deductions. The Plan requires that exercise prices of stock options may not be less than the market value of the common stock on the date of the grant. Each stock option expires on a date determined at the time of the grant, but not more than ten years after the date of the grant. During the period from October 1, 2002 through December 8, 2003, we issued options to certain employees and directors under the Plan with exercise prices below the estimated fair value, determined with hindsight, of our common stock on the date of grant, or Pre-IPO options.

Effective January 1, 2006, we adopted the provisions of SFAS 123R. Prior to January 1, 2006, we accounted for stock options granted under the Plan in accordance with the recognition and measurement provisions of APB 25 and related interpretations, as permitted by SFAS 123. Prior to January 1, 2006, we recorded share-based employee compensation expense in our consolidated statements of earnings for the Pre-IPO options and nonvested shares but not for other option grants. All other stock option grants under the Plan made subsequent to December 31, 2003 had an exercise price equal to or greater than the market value of the common stock on the

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

date of the grant. Effective January 1, 2006, we adopted the provisions of SFAS 123R using the modified-prospective-transition method. Under the modified-prospective-transition method of SFAS 123R which we have adopted, compensation expense recognized during the three months ended March 31, 2006 included: (a) compensation expense for the grants between October 1, 2002 and December 8, 2003 that we issued at exercise prices below the estimated fair value, (b) compensation expense for all share-based awards granted between December 8, 2003 (the date of our first Form S-1 filing with SEC) and December 31, 2005, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (c) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated.

The charge to earnings from continuing operations and as well as the charge to net earnings for the three months ended March 31, 2006 was $357,000 for stock based compensation. The stock based compensation expense including the impact of adopting SFAS 123R on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.01 per share.

SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As we have reported a net loss in each period presented and have an accumulated deficit of $124.0 million as of March 31, 2006, we believe that the deferred tax assets for these options do not satisfy the realization criteria set forth in SFAS No. 109 and we therefore have recorded a full valuation allowance against the deferred tax asset.

The following table illustrates the effect on net loss and loss per share for the three months ended March 31, 2005, if we had applied the fair market value recognition provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to options granted under our share-based payment plans. For purposes of this pro forma disclosure, the value of the stock options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods. Since the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

(in thousands, except per share data)	Three Months Ended March 31, 2005
Net loss, as reported	$(7,059)
Add: Stock-based compensation expense included in reported net loss	350
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(632)

Pro forma net loss	$(7,341)

Net loss per share – basic and diluted, as reported	$(0.30)

Pro forma net loss per share – basic and diluted	$(0.32)

Compensation expense related to our share-based awards during the three months ended March 31, 2006 was $357,000, of which $205,000 related to stock options resulting from the adoption of SFAS 123R, $110,000 related to the award of nonvested shares and $42,000 related to stock options granted before our initial public offering at below fair market value and our employee stock purchase plan. During the three months ended March 31, 2005, compensation expense related to our share-based awards was $350,000, of which $296,000 related to stock options granted before our IPO at below fair market value, $54,000 related to nonvested shares and the remaining amount related to options given to consultants.

Cash received from stock options exercised during the three months ended March 31, 2006 and March 31, 2005 was $32,000 and $139,000, respectively. We did not recognize any tax deductions related to stock options exercised during the three months ended March 31, 2006 and March 31, 2005 as a result of our significant net operating losses. The total intrinsic value of options exercised during the three months ended March 31, 2006 and March 31, 2005 was $70,000 and $377,000, respectively.

The fair value of each of our stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of our stock option awards, which are subject to straight line vesting method, is expensed on a straight-line basis over the vesting life of the stock options. Expected volatility is based on an average of historical volatility of our stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

the stock option award granted. We use historical data to estimate stock option exercises and forfeitures within the valuation model. We also used the simplified calculation of expected life, described in SAB 107, compared to the company’s historical grants. Management believes that this calculation provides a reasonable estimate of expected life for the company’s employee stock options.

The significant weighted average assumptions relating to the valuation of our stock options for the three months ended March 31, 2006 and March 31, 2005 were as follows:

	March 31, 2006	March 31, 2005
Dividend yield	—%	—%
Volatility rate	60.4%	59.1%
Risk-free interest rate	4.3%	3.6%
Expected option life (years)	6.25	5.0

A summary of our stock option activity for the three months ended March 31, 2006 was as follows:

	March 31, 2006
(in thousands, except exercise price)	Options	Weighted Average exercise price
Options outstanding at the beginning of the period	3,302	$3.93
Granted	137	3.70
Exercised	(28)	1.15
Canceled	(4)	6.53
Options outstanding at the end of the period	3,407	$3.94
Options exercisable at the end of the period	2,062	$3.78

The weighted average fair value of options granted during the three months ended March 31, 2006 and March 31, 2005 was $2.25 and $3.23, respectively.

The fair value of nonvested shares is determined based on the closing trading price of our common stock on the grant date. There were no nonvested shares granted during the three months ended March 31, 2006. A summary of our nonvested shares activity for the three months ended March 31, 2006 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	260,000	$5.06
Grants	—
Vested	—
Forfeited	—

Nonvested at March 31, 2006	260,000	$5.06

At March 31, 2006, there was $3.7 million of unrecognized compensation expense related to unvested share-based awards under our share-based payment plans, of which $862,000 relates to stock options granted before our initial public offering at below fair market value, $2.0 million relates to stock options resulting from the adoption of SFAS 123R and $906,000 relates to nonvested shares. The weighted average remaining contractual life for this unrecognized compensation is approximately 3 years.

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

(3) Restructuring

On August 29, 2005, we announced actions to align staff levels and other expenses with our current commercialization strategy and expectations for near-term revenue growth. This initiative included a workforce reduction of approximately 25% of full-time equivalent domestic staff principally in research and development, operations and certain support functions. A significant component of the workforce reduction involved employees who were engaged in platform development programs that were essentially completed, such as our next generation cell analysis platform, the CellTracks Analyzer II™. We had also completed development of certain core reagents and ancillary components incorporated in cell analysis kits, most notably the CellSearch™ Circulating Tumor Cell (CTC) Kit, sold by Veridex. We continue to pursue important development projects such as clinical trials in metastatic colorectal and prostate cancer and research and development efforts on circulating endothelial cells and certain molecular analysis products. The clinical trials in metastatic colorectal and prostate cancer are intended to lead to regulatory submissions for expanded claims for the CellSearch CTC Kit. In the first quarter of 2006, we recorded $113,000 in accelerated depreciation of certain property and equipment resulting from the termination of the lease of a portion of our office space. We expect to incur additional charges of up to an estimated $200,000 related to the lease termination, and other costs, in the second quarter of 2006. We had previously estimated that these additional costs could be as high as $600,000. We expect to complete these activities in the second quarter of 2006.

(4) Net loss per share

Basic and diluted net loss per common share is calculated in accordance with SFAS No. 128, Earnings Per Share, or SFAS 128 and SEC Staff Accounting Bulletin No. 98, or SAB No. 98. Under the provisions of SFAS 128 and SAB No. 98, basic net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented.

The following table sets forth the computation of net income (numerator) and shares (denominator) for earnings per share:

	Three Months Ended March 31,
(in thousands)	2006	2005
Numerator:
Net loss	$(5,384)	$(7,059)

Denominator:
Weighted average shares outstanding used for basic income per share	27,583	23,217
Common stock equivalents	—	—

Weighted average shares outstanding used for diluted income per share	27,583	23,217

(5) Inventory

Inventory consisted of the following:

(in thousands)	March 31, 2006	December 31, 2005
Raw materials	$1,323	$1,597
Finished goods	2,286	1,465
Work-in-process	206	161

Inventory	$3,815	$3,223

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

(6) Property and equipment

Property and equipment consisted of the following:

(in thousands)	March 31, 2006	December 31, 2005
Laboratory equipment	$2,514	$2,473
Office furniture and equipment	1,086	1,195
Leasehold improvements	5,756	5,734
Manufacturing equipment	764	788
Computer equipment	1,037	1,140

Property and equipment, gross	11,157	11,330
Less Accumulated depreciation	(6,258)	(5,870)

Property and equipment, net	$4,899	$5,460

Depreciation expense was $622,000 and $420,000 for the three months ended March 31, 2006 and March 31, 2005, respectively.

(7) Accrued expenses

Accrued expenses consisted of the following:

(in thousands)	March 31, 2006	December 31, 2005
Salary–related expense	$805	$718
Clinical research and trial costs	1,448	1,720
Contracted research costs	192	180
Accounting and legal fees	251	240
Other	946	718

Accrued expenses	$3,642	$3,576

(8) Debt

As of March 31, 2006 we had an aggregate of $5.1million of bank debt outstanding with two lending institutions, $2.7 million to Silicon Valley Bank, or SVB, and $2.4 million to General Electric Capital Corporation, or GE, as described below. The carrying value of long-term debt is as follows:

(in thousands)	March 31, 2006	December 31, 2005
Line of credit due to SVB - principal due from April 2006 to October 2009 at interest rates ranging from 8.0% to 8.50%	$2,723	$3,085
Line of credit due to GECC - principal due from April 2006 to April 2010 at interest rates ranging from 8.75% to 10.52%	2,438	2,799

	5,161	5,884
Less: current portion of long-term debt	(2,449)	(2,769)

Long–term debt	$2,712	$3,115

As of March 31, 2006 and March 31, 2005, interest rates in effect for outstanding obligations under the credit facilities ranged from 8.00% to 10.52% and from 6.25% to 9.41%, respectively.

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

Both of the credit facilities are subject to certain covenants, including maintaining a minimum level of earnings before interest, taxes, depreciation and amortization, as defined in the respective loan agreements, maintaining a minimum percentage of our cash available for investing with the lending institution, and providing audited financial statements within 120 days after the close of the fiscal year. We were in compliance with all covenants for the three month periods ended March 31, 2006 and March 31, 2005. As of March 31, 2006, we had $8.8 million and $3.8 million in available credit under our SVB and GE credit facilities. The unborrowed amounts available under our SVB credit facility expire on June 30, 2006 and the unborrowed amounts available under our GE credit facility expire on October 31, 2006. We are currently in discussions with both lending institutions to extend the availability of each credit facility but there can be no assurance that we will be successful in extending the availability of either credit facility.

(9) Geographical and customer information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, when making decisions regarding resource allocation and assessing performance. To date, we have viewed our operations and manage our business as one segment operating primarily in the United States of America. Revenues from external customers are summarized below. Revenues are attributed to a country based on the location of the customer. During the quarter ended March 31, 2006, we derived 38.1%, 19.2% and 10.1% of our revenue from Veridex, Pfizer, Inc. and Hospital of Prato, respectively. During the quarter ended March 31, 2005, we derived 63.6%, 13.5% and 13.6% of our revenue from Veridex, Quest Diagnostics and Mary Crowley Medical Research, respectively. Our revenue by geographical region is as follows:

	Three Months Ended March 31,
(in thousands)	2006	2005
United States	$998	$872
Europe	351	—
Other foreign countries	104	7

Total revenue	$1,453	$879

(10) Commitment and contingencies

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

We generally include a one year warranty for product quality related to our instrument product sales. We record warranty expense for known warranty issues if a loss is probable and can reasonably be estimated, and we record warranty expenses for anticipated but, as yet, unidentified issues based on historical activity. Provisions for estimated expenses related to product warranty are made at the time products are sold. The warranty liability and the related expense were not significant during the periods presented. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the accrual. Our product warranty obligations are included in accrued expenses on the accompanying consolidated balance sheet. Changes in product warranty obligations are as follows:

	Three Months Ended March 31,
(in thousands)	2006	2005
Beginning of the period	$78	$—
Additions	19	—
Claims	(23)	—

Ending of the period	$74	$—

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

(11) Nonvested shares

In January 2005, our Board of Directors made nonvested stock grants to two of our officers. We granted 100,000 nonvested shares to our Senior Vice President, Research and Development and 60,000 nonvested shares to our Senior Vice President, Finance and Administration and Chief Financial Officer. The shares underlying both grants will fully vest on the third anniversary of the date of the grant. The nonvested stock grant had a fair market value of $979,000 as of the close of business, January 28, 2005.

On December 29, 2005, our Board of Directors made nonvested stock grant of 100,000 in connection with the appointment of our new Chief Executive Officer. The shares underlying this grant will fully vest on January 1, 2009. The nonvested stock grant had a fair market value of $336,000 as of close of business, December 29, 2005.

If any of the officer’s employment terminates for any reason before the nonvested stock is fully vested, except as provided by such officer’s Change of Control Agreement with us, the shares of nonvested stock that are not then vested will be forfeited. If the provisions of the officer’s Change of Control Agreement are triggered, the nonvested stock will vest in accordance with the officer’s Change of Control Agreement. The fair value of nonvested shares is determined based on the closing price of our common stock, as reported by Nasdaq, on the grant date and compensation expense is recognized over the three years of the service period. We have recognized $110,000 and $54,000 as compensation expense related to these grants for the three months ended March 31, 2006 and March 31, 2005, respectively.

(12) Related parties

In August 2000, we entered into a Development, License and Supply Agreement, or the Development Agreement, with Ortho Clinical Diagnostics, Inc., or Ortho, a subsidiary of Johnson and Johnson, Inc., whereby we licensed certain rights to our technology and assumed certain development obligations for our cancer diagnostic product candidates. In exchange, Ortho agreed to market and distribute our cancer diagnostic product candidates. On November 10, 2003, we executed an amendment to the Development Agreement whereby all of the rights and responsibilities of Ortho were transferred to Veridex LLC, or Veridex. In addition, we and Veridex re-negotiated certain clinical development and regulatory milestones. The Development Agreement has a term of 20 years and may be terminated earlier by either party under certain conditions. We are not aware of any intentions by Veridex to terminate the Development Agreement.

In connection with the Development Agreement, Veridex made a $1.5 million up-front, non-refundable license fee payment to us. Under the Development Agreement, Veridex is obligated to pay us approximately 31% of their net sales from the sale of reagents, test kits, and certain other consumable products and disposable items. Under the terms of the Development Agreement, we are required to invest in related research based on a percentage of sales as defined in the Development Agreement. In 2000, another subsidiary of Johnson and Johnson, or J&J Sub, purchased $5 million of our Series E Preferred Stock. In December 2001 and July 2003, J&J Sub purchased $3 million and $3.3 million of Series F Preferred Stock, respectively.

We have received a total of $6.4 million in license and milestone payments under the terms of the Development Agreement from August 1, 2000 to March 31, 2006. These achievements will be recognized as revenue over the estimated product development period for the corresponding product, which we estimated will end at various points through June 30, 2010. We have also continuously reviewed the status of the remaining development milestones and, where appropriate, have renegotiated the development requirement and payment terms. We do not believe that these renegotiations will have a material adverse effect on the Company’s product development or financial position. We expect to receive $4.1 million in development milestone payments over the next three to five years.

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

The following table breaks out the revenue from related parties recognized over the three month periods ended March 31, 2006 and March 31, 2005:

	Three Months Ended March 31,
(in thousands)	2006	2005
Contract and milestone revenue from related party	$200	$269
Product revenue from related party	355	310

	$555	$579

(13) Supplemental expense information

The supplemental expense information below provides additional information about the amounts recorded as research and development expenses and general and administrative expenses in the accompanying statements of operations:

Research and development expenses

Research and development expenses consisted of the following:

	Three Months Ended March 31,
(in thousands)	2006	2005
Salaries, benefits and taxes	$1,460	$3,015
Laboratory supplies and expenses	126	444
Instrument development costs	206	256
Clinical trial expense	449	917
Contracted research costs	160	283
Depreciation expense	331	336
Insurance expense	94	196
All others	293	495

	$3,119	$5,942

General and administrative expenses

General and administrative expenses consisted of the following:

	Three Months Ended March 31,
(in thousands)	2006	2005
Salaries, benefits and taxes	$1,424	$1,083
Depreciation expense	117	84
Legal and professional fees	470	428
Insurance expense	108	44
All others	350	346

	$2,469	$1,985

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In October 2004, we launched our initial cancer diagnostic products which had received FDA clearance in January 2004. We completed our first instrument sale to a third-party laboratory customer during the fourth quarter of 2004. We operate in one business segment and have our principal offices in Huntingdon Valley, Pennsylvania, although we maintain a small research laboratory in the Netherlands.

From inception we have raised $156 million, net of fees and expenses, from the sale of common and preferred stock, including $49.4 million, net of fees and expenses, from our initial public offering, or IPO, which was completed in April 2004. In the IPO, we sold 6.9 million shares of common stock, including the underwriters’ over allotment option, at $8.00 per share. On June 29, 2005, we sold 4.1 million shares of our common stock at $4.75 per share and received net proceeds of $18 million, net of fees and expenses. These shares were sold pursuant to a shelf registration statement filed in May 2005.

We have incurred substantial losses since our inception. We anticipate incurring additional losses over at least the next several years. Substantial financing will be needed by us to fund our operations and to continue to commercially develop our product candidates. There is no assurance that such financing will be available when needed. Our operations are subject to certain additional risks and uncertainties including, among others, dependence on Veridex, LLC, or Veridex, a Johnson & Johnson company, to market our cancer

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

diagnostic product candidates, the uncertainty of product development (including clinical trial results), regulatory clearance and approval, supplier and manufacturing dependence, competition, reimbursement availability, dependence on exclusive licenses and other relationships, uncertainties regarding patents and proprietary rights, dependence on key personnel and other risks related to governmental regulations and approvals. We believe, however, that cash, cash equivalents and borrowing available under our line of credit at March 31, 2006, will be sufficient to maintain operations through at least March 31, 2007.

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

Commercialization of the first product under the Development Agreement occurred in October 2004. Beginning therewith, we became obligated to invest at least 10% of Veridex’s net sales from these products, excluding revenues from instrument sales, in certain research and development activities. However, beginning with the first calendar year after the amount of these net sales exceeds $250 million, we are only required to invest an amount equal to at least 8.5% of these net sales. We are also responsible for manufacturing reagents for CellSearch kits in bulk and delivering them to Veridex. We are responsible for all instrument manufacturing and certain ancillary products. We believe that we have manufacturing capacity available at our existing facilities to satisfy commercial demand through 2006. Veridex is responsible for filling and packaging costs for the reagents, as well as sales, marketing, distribution, customer and technical support and field service of our cancer products, including instrumentation. We have retained worldwide commercialization rights to all non-cancer applications of our technologies.

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

Revenues

We have not generated significant product revenues since our inception. We derive revenues from four primary sources: instrument product sales, reagent product sales, service revenue and license revenue. We initiated sales activities for instruments and reagent products for research use only, or RUO, in the first quarter of 2004 and for in vitro diagnostic, or IVD, use in October 2004.

We recognized revenue for the sale of eleven instruments (seven cell analyzers and four CellTracks Autoprep systems) in the first quarter of 2006 and eight instruments (four cell analyzers and four CellTracks Autoprep systems) in the first quarter of 2005. In the first quarter of 2006, nine instruments were sold to third party customers. Three of the CellTracks Analyzers II recognized in the first quarter of 2006 were part of an upgrade program from the first generation CellSpotter analyzer system. In the first quarter of 2005, four of the instruments sold were purchased by Veridex for funded research centers and four were sold to third party customers. Instrument sales to Veridex are recorded in “Revenues from related party” in the consolidated statement of operations.

We recorded revenue from the sale of instrument products of $635,000 and $463,000 for the three month periods ended March 31, 2006 and 2005, respectively.

We recorded revenue from the sale of reagent products of $279,000 and $97,000 for the three month periods ended March 31, 2006 and March 31, 2005, respectively.

We offer certain services to pharmaceutical companies to aid in their drug research and development. We record revenue from these services as part of service revenue on our consolidated statement of operations. We recorded $339,000 and $50,000 in service revenue for the three month periods ended March 31, 2006 and 2005, respectively.

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have received a total of $6.4 million in license and milestone payments under the terms of the Development Agreement from August 1, 2000 to March 31, 2006 and have recorded $5.4 million as milestone and license revenue to date. Cash received related to these milestones will be recognized as revenue over the estimated product development period for the corresponding product, which we estimated will end at various points through June 2010. We have also continuously reviewed the status of the remaining development milestones and, where appropriate, have renegotiated the development requirement and payment terms. We do not believe that these renegotiations have had or will have a material adverse effect on our product development or financial position.

As of March 31, 2006, we can receive up to an additional $4.1 million in license and milestone payments from Veridex for research-related milestones. We estimate that we will earn these license revenues from research milestones over the next three to five years. Therefore, we expect that the trend associated with license revenue will fluctuate. Also, we expect to continue to invest significant amounts in research and development, particularly in clinical trials and manufacturing development and therefore we do not believe that these expenses will correspond to the periods wherein which we expect to earn the milestone revenue referenced above.

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

We recognized $200,000 and $269,000 as milestone and other license related revenue in the three months ended March 31, 2006 and March 31, 2005, respectively.

Research and development expenses

Our research and development expenses consist of expenses incurred in developing reagents, instrument platforms and ancillary products, as well as the clinical research and trial costs to test these kits and systems. These expenses consist primarily of:

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

Stock-based compensation expenses

As described under the heading “Critical Accounting Policies”, on January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. SFAS 123 (revised 2004) Share-Based Payments, or SFAS 123R, and began reporting expense associated with all forms of equity compensation granted, which includes stock options, employee stock purchase plan and restricted shares, now referred to as nonvested stock. The charges related to equity compensation are allocated among all expense components depending on the department of the employee receiving the equity compensation.

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Previously we had recorded stock-based compensation expense resulting from stock option grants to employees at exercise prices below the fair value of the underlying common stock. This resulted in our recording stock-based compensation expense associated with such grants. We amortize the deferred stock-based compensation to operating expenses over the vesting periods of the options and grants, subject to adjustment for forfeiture during the vesting period.

Interest income and expense

Interest income consists of interest earned on our cash, cash equivalents and investments. Investment holdings as of March 31, 2006 consist primarily of mortgage back notes, federal agency notes and investment grade debt securities. We have the intent and the ability to hold all of our debt securities until maturity and have recorded them at amortized cost. Interest expense consists of interest incurred on debt financings.

Intellectual property

Protection of our intellectual property is a strategic priority for our business and we rely on a combination of patent, trademark, copyright and trade secret laws to protect our interests. Our ability to protect and use our intellectual property rights in the continued development and commercialization of our technologies and products, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights is crucial to our continued success. We will be able to protect our products and technologies from unauthorized use by third parties only to the extent that our products and technologies are covered by valid and enforceable patents, trademarks or copyrights, or are effectively maintained as trade secrets, know-how or other proprietary information.

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

We have a portfolio of issued patents and patent applications, which we believe provides patent coverage for our proprietary technologies and products. As of April 28, 2006, our intellectual property estate consisted of 164 issued patents or patent applications as follows: 35 issued US patents, 22 US non-provisional patent applications, 7 US provision patent applications, 24 foreign patents, 64 foreign patent applications at various national stages and 12 foreign patents applications not at the national stage.

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

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	estimating the value of our equity instruments for use in deferred stock-based compensation calculations; and

•	accounting for income taxes.

In accordance with the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure about Critical Accounting Policies, we have determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. There were no significant changes to our critical accounting policies during the three months ended March 31, 2006.

Revenue recognition

We derive revenues from four primary sources: instrument product sales, reagent product sales, service revenue and license revenue. We recognize revenue on product and service sales in accordance with the SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, or SAB No. 104, when persuasive evidence of an arrangement exists, the contract price is fixed or determinable, the product or accessory has been delivered, title and risk of loss have passed to the customer, and collection of the resulting receivable is reasonably assured. We recognize revenue for instrument placements at the time that all necessary conditions for the recognition of revenue have been met. Specifically, we may place instruments with customers and allow the customer a period of time for training and validation as is common in our industry. Therefore there may be a delay between the time that an instrument is placed with a customer and the point at which the revenue for the instrument placement is recognized. Also in certain instances the customer may be provided with an opportunity to return the instrument to us prior to acceptance. We therefore recognize the revenue associated with these instrument placements only at the point when it is clear that all revenue recognition criteria have been met and that no continuing right of return remains.

In accordance with SAB No.104, up-front non-refundable license fees are recorded as deferred revenue and recognized over the estimated development period. From August 2000 through March 31, 2006, we have received $6.4 million in license and milestone payments from Veridex. License and milestone payments are deferred and amortized on a straight-line basis over the product development period as defined for each specific product. Amounts received as reimbursement for research and development expenses are recorded as a reduction in research and development expense as the related costs are incurred.

Inventory capitalization

In August 2004, we initiated sales for in vitro diagnostic use of our initial cancer diagnostic products which had received FDA clearance in January 2004. We determined that this represented the initiation of the commercialization of our products. We completed our first instrument sale to a third party laboratory customer during the fourth quarter of 2004. Therefore, effective October 1, 2004, we adopted a policy for capitalizing inventory and recognizing cost of sales. Prior to October 1, 2004, all costs associated with manufacturing were included in research and development expenses. In the fourth quarter of 2004, we began to capitalize in inventory the cost of manufactured products for commercial sale and to expense such costs as cost of products sold at the time of sale. However, as we sell that portion of our existing inventory that had previously been expensed as part of research and development expenses, there will be a period of time where we will recognize manufacturing revenue with minimum corresponding cost. Therefore, for this reason and depending on market demand for our products we anticipate that our gross margin on sales of our instruments and reagents will fluctuate from quarter to quarter during 2006.

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

Immunicon Corporation and Subsidiaries

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

Estimating the value of our equity instruments for use in deferred stock-based compensation calculations

On January 1, 2006, we adopted SFAS 123R. Information regarding the adoption of SFAS 123R in our financial statements is contained in Note 2 to our condensed consolidated financial statements. In adopting SFAS 123R, we elected to apply the modified prospective transition method of reporting as allowed under SFAS 123R and therefore have not restated prior periods.

We have elected to value our employee stock options using the Black-Scholes method and have applied the assumptions described in the notes to the financial statements. These assumptions describe expected volatility, anticipated term of the options and the risk-free interest rate. We used historical volatility in the assumptions for the expected volatility. In selecting the historical volatility approach we had reviewed similar entities as well as the AMEX Biotechnology Index and based on this analysis, chose our own historical volatility as the best measure of expected volatility. Additionally, we began using the simplified calculation of expected life, described in SAB 107, compared to our historical grants. Management believes that this calculation provides a reasonable estimate of expected life for our employee stock options. The risk-free interest rate assumption is based upon the rate applicable to the US Treasury security with a maturity equal to the expected term of the option on the grant date.

Stock-based compensation recorded in the first quarter of 2006 is based on awards that are expected to vest and therefore have been reduced for estimated forfeitures. SFAS 123R require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimates. Forfeitures were based on historical experience.

Management believes that the estimate related to the expense of stock options is a critical accounting estimate as the underlying assumptions can change from time to time. As a result, the future compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period with respect to similar instruments.

Critical accounting estimates and assumptions are evaluated periodically as conditions may arise and changes to such estimates are recorded as new information or changed as conditions require revision.

Through the end of 2005, we accounted for stock-based compensation costs under SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to FASB Statement No. 123, Accounting for Stock-Based Compensation, or SFAS 148, which permitted (i) recognition of the fair value of stock-based awards as an expense, or (ii) continued application of the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. We accounted for our stock-based employee and director compensation plans under the recognition and measurement principles of APB 25. Under this intrinsic value method, compensation cost represented the excess, if any, of the quoted market price of our common stock at the grant date over the amount the grantee had to pay for the stock. Our policy is to grant stock options at their fair market value on the date of grant.

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Because, prior to our IPO, there was no public market for our common stock, we have estimated the fair value of equity instruments, issued prior to our IPO, using various valuation methods, including the minimum value and the Black-Scholes methods. When stock options are granted with an exercise price below the estimated fair value of our common stock at the grant date, the difference between the fair value of our common stock and the exercise price of the stock option is amortized to compensation expense on a straight-line basis over the vesting period of the stock option.

All nonvested shares granted to executive officers are recorded as compensation expense using the fair value method under SFAS 123R. Fair value is based upon the closing price of our common stock on the date of grant. See Note 11 to the financial statements included in this Form 10-Q for a discussion of nonvested stock awards granted to the non-employee members of our board of directors, our executive officers and certain of our other management. The first nonvested shares to executive officers were granted in January 2005.

Accounting for income taxes

We must make significant management judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At March 31, 2006, we recorded a full valuation allowance of $49.7 million against our net deferred tax asset balance, due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or if we adjust these estimates in future periods we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Development Stage Enterprise

Up to September 30, 2005 we considered ourselves a development stage enterprise. According to Statement of Financial Accounting Standards, Accounting and Reporting by Development Stage Enterprises, or SFAS 7, in order to be identified as a development stage enterprise, the following conditions must be met: (1) planned principal operations have not commenced and (2) planned principal operations have commenced, but there has been no significant revenue there from. We have completed all the initial product development milestones outlined in our Development Agreement with Veridex including completion of our clinical trial in metastatic breast cancer and the commercialization of both the instrument systems and the CellSearch CTC Kit. We began commercialization of our products in the second half of 2004. Since launch we have sold products to customers throughout the United States and on a limited basis in Europe and Japan. We completed the development of our CTA II and launched the instrument system in June 2005. The CTA II is the cell analysis platform which is and will continue to be our basic cell analysis system for the foreseeable future. Therefore, based on having reached these commercialization goals, we were no longer a development stage company as of the beginning of the fourth quarter of 2005.

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three months ended March 31, 2006 and March 31, 2005

Revenue

We segregate revenue into product revenue, product revenue from related party, service revenue and license and milestone revenue.

	Three Months Ended March 31,
Revenue (dollars in thousands)	2006	2005
Product revenue including product revenue from related party: Instrument revenue:
Veridex	$125	$223
Other	510	240
Reagents and other product revenue:
Veridex	230	78
Other	49	19

Total product revenue	$914	$560

Service revenue	339	50
License and milestone revenue:
Veridex and other related party	200	269

Total revenue	$1,453	$879

	Three months ended March 31,
Instrument unit sales	2006	2005
CellTracks Analyzer II
Veridex	—	—
Third party customers	5	—
CellSpotter Analyzer
Veridex	1	2
Third party customers	1	2
Total analyzers sold	7	4

CellTracks Autoprep Systems
Veridex	1	2
Third party customers	3	2

We earned $914,000 in product revenue in the three months ended March 31, 2006 of which $355,000 was earned from Veridex, a related party. Instrument revenue was $635,000 and reagent revenue was $279,000. We earned $560,000 in product revenue in the three month period ended March 31, 2005, primarily from instrument-related revenue. We sold 11 instruments in the three month period ended March 31, 2006 and eight in the three month period ended March 31, 2005. Immunicon sold three CellTracks Analyzer II systems as part of an upgrade program from the first generation CellSpotter analyzer system in the three month period ended March 31, 2006. These three CellTracks Analyzer II systems were sold below cost as part of a program to encourage upgrade of the first generation CellSpotter Analyzers.

License and milestone revenue from related party decreased by $69,000 to $200,000 for the three months ended March 31, 2006 from $269,000 for the three months ended March 31, 2005. From August 1, 2000 to March 31, 2006, we received $6.4 million in license and milestone receipts under our Development Agreement with Veridex. License and milestone receipts have been deferred and are amortized on a straight-line basis over the product development period as defined for each specific product.

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In March 2006, we and Veridex agreed that we had successfully completed the criteria for participation in a study in which we participate as the central testing laboratory for conducting circulating tumor cell testing and analysis of study patients using CellSearch reagents and Veridex paid us $250,000. We will recognize this revenue over the estimated life of the study, which we estimate to conclude in the second quarter of 2010.

On March 1, 2005, we and Veridex agreed that we had successfully completed the criteria for another development milestone relating to the enrollment of the first patient into the bone marrow study and Veridex paid us $334,000. We are recognizing this receipt as revenue over the estimated life of the bone marrow study which we estimate will be completed in the second quarter of 2006.

Service revenue was $339,000 and $50,000 in the three months ended March 31, 2006 and March 31, 2005, respectively. The revenue was earned primarily from our contract with Pfizer, Inc. In March 2006, we announced an extension of our Research and Development Agreement with Pfizer, Inc., under which we collaborated with Pfizer to develop new reagents designed to detect certain undisclosed antigens on CTCs. The collaboration began in February 2003 was amended to permit the parties to initiate new clinical research studies by adding new Appendices duly signed by both parties to the Research and Development Agreement. A new phase I trial has been added to the Agreement and will begin enrollment immediately.

As a result of the above, total revenue increased by $574,000 to $1.5 million in the three months ended March 31, 2006 as compared to $879,000 in the corresponding period in 2005.

Costs of goods sold

Costs of goods sold increased to $1.5 million in the three months ended March 31, 2006 from $174,000 in the corresponding period in 2005. This is the result of a the following of factors. We began recording costs of goods sold and capitalizing inventory in October 2004 after the launch of our initial in vitro diagnostic products. Prior to that time, all products and inventory material purchases were recorded as research and development expense, principally laboratory supplies. Included in the first quarter 2005 revenue is approximately $373,000 of product revenue with no corresponding cost of goods sold recognized. In addition, effective on October 1, 2005, we ceased to be a development stage company. Certain costs related to the manufacturing department in 2005 that were applied to certain research and development activities are now being applied directly to costs of goods sold. Therefore the cost of goods sold for 2006 and 2005 are not comparable. In addition, in the three months ended March 31, 2006, we included $82,000 in costs of goods sold associated with service revenue. In the corresponding period in 2005 service revenue was immaterial to our results of operations and not yet established as a product line. Therefore in 2005 we included costs associated with service revenue in research and development expense. Cost of goods sold also includes estimated warranty service costs and other costs related to instrument installation.

Research and development expenses

Research and development expenses decreased by $2.8 million, or 47.5%, to $3.1 million in the first quarter of 2006 from $5.9 million in the corresponding quarter in 2005. Overall decreases in the current quarter are principally the result of expense reductions in salary and other areas related to the staff reductions which were completed in the third quarter of 2005. In addition, effective on October 1, 2005 we ceased to be a development stage company. Therefore, prior year quarters included certain manufacturing department costs that were considered support of research and development activities. Now, a majority of the manufacturing department costs are applied directly to operations or costs of goods sold. Salary and salary-related costs were $1.5 million in the first quarter of 2006 compared to $3.0 million in the corresponding quarter in 2005. This decrease of $1.5 million or 50.0% is due principally to the staff reduction referred to above and exiting of the development stage. In addition, the portion of stock-based compensation expenses recognized as part of research and development salaries was $274,000 lower in the first quarter of 2006 than in the first quarter of 2005.

Laboratory supplies and expenses were $126,000 in the first quarter of 2006, or $318,000 lower than the $444,000 we incurred in the first quarter of 2005. This reduction is due to the staff reduction referred to above as well as certain cost control and efficiency measures instituted in 2005.

Our instrument development costs decreased by $50,000 to $206,000 in the first quarter of 2006 from $256,000 in the corresponding quarter of 2005. We completed the development of the CellTracks Analyzer II in the second quarter of 2005. We had no expenditures related to this significant development effort in the first quarter of 2006. Therefore our instrument development costs were lower in the first quarter of 2006 compared to the first quarter of 2005. We will continue to engage in instrument system improvement activities. Therefore, it is likely that instrument development costs will fluctuate in future periods.

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Clinical trial expenses decreased in the first quarter of 2006 by $468,000 to $449,000 from $917,000 in the first quarter of 2005. We initiated a clinical trial for the monitoring of metastatic colorectal cancer in the second quarter of 2004. In January 2005 based on encouraging interim data we decided to increase the number of patients to be included in the trial from the original trial size of 200 patients up to 400. We increased our enrollment efforts in order to attempt to complete our patient accrual by December 31, 2005. Also, in October 2004 we initiated a pivotal clinical trial for the monitoring of metastatic prostate cancer, which, if successful, could result in a regulatory submission to the FDA. As the patient accrual for both of trials was substantially completed at December 31, 2005, our clinical trial expenditures decreased significantly in the first quarter of 2006.

Contracted research costs were $123,000 lower in the first quarter of 2006 than in the first quarter of 2005. We incurred higher costs in the prior year associated with the clinical trials referred to above as well as to the launch of the CellTracks Analyzer II in the second quarter of 2005.

Depreciation expense decreased in the first quarter of 2006 by $5,000 to $331,000 from $336,000 in the first quarter of 2005. This decrease is primarily related to the reduction in capital expenditures for equipment and facilities first quarter of 2006 compared to the first quarter of 2005.

Insurance expenses decreased by $102,000 in the first quarter of 2006 over the same period in 2005 due principally to a change in the allocation of the directors’ and officers’ liability insurance cost as well as a result of the staff reduction.

A summary of the principal components of our research and development costs for the three months ended March 31, 2006 and March 31, 2005 are shown below:

	Three months ended March 31,
Research and development expenses (in thousands)	2006	2005
Salaries, benefits and taxes	$1,460	$3,015
Laboratory supplies and expenses	126	444
Instrument development costs	206	256
Clinical trial expenses	449	917
Contracted research costs	160	283
Depreciation expense	331	336
Insurance expense	94	196
All others	293	495

Total research and development expenses	$3,119	$5,942

Each of our research and development programs is subject to certain risks and uncertainties, including the requirement to obtain regulatory approval, that are outside of our control. As a result of these risks and uncertainties, we are unable to predict the period in which we will achieve profitability. For example, our clinical trials may be subject to delays or rejections for a variety of reasons, such as our inability to obtain applicable clearances from the FDA or institutional or ethical review boards or to enroll patients at the rate that we expect. Moreover, the product candidates we are developing must overcome significant technological and marketing challenges before they can be successfully commercialized.

General and administrative expenses

General and administrative expenses increased by $500,000, or 24.4%, to $2.5 million in the first quarter of 2006 from $2.0 million in 2005. Salary-related costs increased by $268,000 in the first quarter of 2006, due principally to stock-based compensation expense as result of the adoption of S FAS 123R and the issuance of nonvested shares. Legal, accounting and other professional fees increased by $42,000, or 9.7% to $470,000 in the first quarter of 2005 as a result of additional expenses additional legal expense relating to business development and increased accounting expenses, these increases were offset by the decrease of $90,000 in Sarbanes-Oxley compliance fees. Insurance expenses increased to $108,000 as a result of allocating a higher portion of the directors and officers’ liability insurance to general and administrative expenses.

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of the principal components of our general and administrative expenses for the three months ended March 31, 2006 and 2005 are shown below:

	Three months ended March 31,
General and administrative expenses (in thousands)	2006	2005
Salaries, benefits and taxes	$1,424	$1,083
Depreciation	117	84
Legal and professional fees	470	428
Insurance expense	108	44
Other	350	346

Total general and administrative expenses	$2,469	$1,985

Interest and other income

Interest income increased by $100,000, or 34.6%, to $388,000 in the quarter ended March 31, 2006 from $288,000 in the quarter ended March 31, 2005. The increase in interest income was primarily a result of an increase in the average interest rate on invested cash and cash equivalents.

Interest expense

Interest expense decreased by $12,000, or 9.2%, to $113,000 for the first quarter of 2006 from $125,000 for first quarter of 2005. The decrease was due to lower average debt outstanding in the first quarter of 2006 compared to 2005.

Stock-based compensation expenses

On January 1, 2006, we adopted SFAS 123R. Additional information regarding the application of SFAS 123R to our financial statements is contained in Note 2 to our condensed consolidated financial statements. In adopting SFAS 123R, we applied the modified prospective transition method and therefore have not restated prior periods.

Through the end of 2005, we accounted for stock-based compensation costs under SFAS 123, as amended by SFAS 148, which permitted (i) recognition of the fair value of stock-based awards as an expense, or (ii) continued application of the intrinsic value method of APB 25.

Because, prior to our IPO, there was no public market for our common stock, we have estimated the fair value of equity instruments, issued prior to our IPO, using various valuation methods, including the minimum value and the Black-Scholes methods. When stock options were granted with an exercise price below the estimated fair value of our common stock at the grant date, the difference between the fair value of our common stock and the exercise price of the stock option was amortized to compensation expense on a straight-line basis over the vesting period of the stock option.

Stock-based compensation expenses were $357,000 and $350,000 for the three months ended March 31, 2006 and March 31, 2005, respectively. Stock-based compensation expense is recorded as a component of either cost of goods sold, research and development expense or general and administrative expense, The allocation is dependent on the expense category where the employee who holds the stock option is assigned. A summary of the stock-based compensation is shown below.

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31,
Stock-based compensation expenses included in: (in thousands)	2006	2005
Cost of goods sold	$13	$—
Research and development expenses	-0-	274
General and administrative expenses	344	76

Total stock-based compensation expenses	$357	$350

Income Taxes

We have incurred net operating losses since our inception and have consequently not paid any federal, state or foreign taxes. As of March 31, 2006, we had approximately $115.4 million of net operating loss carryforwards and approximately $5.1million in research and development tax credit carryforwards available to offset future regular and alternative taxable income. If not utilized, these net operating loss carryforwards and tax credits will begin to expire in 2018. If we do not achieve profitability, we may lose our net operating loss carryforwards. In addition, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in our ownership occur. We are currently not subject to these limitations.

Net loss and net loss per common share

The net loss of $5.4 million in the first quarter of 2006 was $1.7 million, or 21.9%, lower than the loss of $7.1 million in the first quarter of 2005. As the result, the net loss per common share of $0.20 in the first quarter of 2006 was $0.10 per share lower than the loss per common share of $0.30 in the first quarter of 2005. Weighted average common shares outstanding during the three months ended March 31, 2006 were approximately 27.5 million compared to 23.2 million for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through private and public equity and debt financings, capital equipment and leasehold financing, license and milestone revenues from corporate collaborations, capital equipment and leasehold financing, government grants and interest earned on cash and investments. In October 2004, we launched our first FDA-cleared cancer diagnostic products. We had revenue of $1.3 million and $610,000 from product sales and testing service revenues in the quarters ended March 31, 2006 and March 31, 2005, respectively. Based on reaching certain commercialization goals including sales of our products we determined that effective at the beginning of the fourth quarter of 2005, we were no longer a development stage company.

Cash and short-term investments decreased by $4.9 million in the three month period ended March 31, 2006 to $37.7 million funding our net loss of $5.4 million in the first three months of 2006.

We spent $4.1 million for operating activities in the three months ended March 31, 2006 compared to $5.1 million in same period of 2005. This decrease in cash spent for operating activities is primarily the result of expense reductions related to the staff reductions implemented in the third quarter of 2005.

Our investing activities provided cash of $7.7 million in the three months ended March 31, 2006. We received net proceeds from our investments of $7.7 million and spent $97,000 on capital expenditures. In the corresponding period in 2005, we generated approximately $44,000 from investing activities. This increase resulted from receiving net proceeds from maturities of our investments of $1.5 million which was offset by $1.4 million in purchases for capital equipment and leasehold improvements.

We had a net decrease in cash of $691,000 from our financing activities in the three months ended March 31, 2006 and had a net increase of $342,000 in the corresponding three month period in 2005. We had proceeds from new borrowings of $128,000 and made principal payments on our debt of $851,000 in the three months ended March 31, 2006 as compared to receiving proceeds from new borrowings of $1.3 million and making principal payments on our debt of $1.1 million in the three months ended March 31, 2005.

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have funded our expenditures to date principally through the sale of our stock. Our expenditures are primarily research and development and other operating expenditures, capital equipment expenditures and payments on outstanding indebtedness. Sales of our common and preferred stock from inception through March 31, 2006 are as follows:

Summary of all sales of common and convertible preferred stock	Year(s)	Number of shares	Price Per share	Net proceeds (in thousands)	Equivalent common shares
Initial sale of common stock (private)	1984	10,000	$150.00	$1,500	10,000

Convertible preferred stock
Series A	1988	36,350	10.00	364	669,343
Series B	1989	30,000	10.00	300	236,952
Series C	1990	30,000	10.00	300	296,016
Series D	1999, 2004	33,971,098	0.32	10,597	2,216,742
Series E	2000	4,588,612	4.74	21,612	3,059,083
Series F	2001, 2003	13,454,500	4.00	51,942	8,969,677

Initial public offering	2004	6,900,000	8.00	49,427	6,900,000

Sale of common stock (secondary offering)	2005	4,137,902	4.75	17,981	4,137,902

Exercise of options and warrants and other sales of common stock	various			2,005	1,089,290

				$156,028	27,585,005

As of March 31, 2006, we did not have any off balance sheet financing arrangements.

The following table summarizes our contractual obligations and related interest charges on lines of credit at March 31, 2006 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due in
Contractual obligations	Total	2006	2007 and 2008	2009 and 2010	After 2010
	(in thousands)
Lines of credit	$5,750	$2,208	$3,041	$501	$—
Operating leases	4,852	741	2,012	1,846	253
Open purchase order commitments (1)	8,954	8,954	—	—	—

Total contractual obligations	$19,556	$11,903	$5,053	$2,347	$253

(1)	The amounts included in open purchase order commitments are subject to performance under the purchase order by the supplier of the goods or services and do not become our obligation until such performance is rendered. The amount shown is principally for the purchase of materials for our instrument platforms, which we anticipate will be sold by us to customers and for various items such as contingent patient accrual commitments related to our clinical trials. Most patient accrual costs are payable only after successful completion of patient accrual.

We also have contingent obligations for research and development and clinical trial expenditures under our development, license and supply agreement with Veridex. Specifically, we must pay the first $5.0 million in clinical trial costs for the first cellular analysis product for general population screening for a major cancer, and Veridex is responsible for the next $5.0 million of such clinical trial costs. We have agreed to negotiate in good faith for the allocation of costs in excess of $10.0 million. As of March 31, 2006 we have not incurred any costs related to clinical trials for a product for general population screening, and we do not anticipate spending any funds on clinical trials toward such a product through 2006.

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Development Agreement with Veridex provides for a total of up to $10.5 million in non-refundable license and milestone payments related to research and development activities, including up to $1.5 million for the initial license and up to $9.0 million related to the completion of certain instrument and clinical trial milestones. We have received $6.4 million as of March 31, 2006. We have also continuously reviewed the status of the remaining development milestones and, where appropriate, have renegotiated the development requirement and payment terms. We do not believe that these renegotiations will have a material adverse effect on our product development or financial position. We expect to receive the remaining $4.1 million in development milestone payments over the next three to five years.

If we do not successfully complete the payment criteria for a given future milestone, we will not receive the applicable milestone payment. If we do not successfully complete the payment criteria by the target date for a given milestone, we will continue to be entitled to receive the milestone payment in the future upon successful completion of the criteria. However, Veridex’s obligation to pay us a percentage of the net sales for the specific cell analysis product to which the milestone relates would be reduced by 0.5% for the ten-year period beginning with the shipment for commercial sale of the first product resulting from the Development Agreement. In no event, however, would reductions due to missed target dates reduce our proportionate percentage share of net sales for the product specified that we would otherwise be entitled to receive from Veridex for sales of all cell analysis products by Veridex under the Development Agreement by more than 0.5% in the aggregate. In the case of the CellSearch product related to metastatic breast cancer we agreed with Veridex that we did not reach a certain development milestone within the time period specified and therefore we will receive approximately 31% of net sales for this product.

In addition, if we achieve certain levels of sales of our reagents we may receive up to an additional $10 million in milestone payments from Veridex although we do not expect to receive any milestone payments related to sales goals until at least 2009.

Veridex is responsible under the Development Agreement for obtaining all regulatory clearances, in consultation with us, for these cell analysis products in the field of cancer.

We have also established a sales agency arrangement with Veridex with respect to our sample preparation and cell analysis systems. Under this arrangement, Veridex is our exclusive sales, invoicing and collecting agent and exclusive instrument and technical service provider for these systems in the field of cancer.

Veridex is responsible for all expenses for marketing, sales and training, and we are responsible for all development and validation as well as quality control and quality assurance. We are responsible for shipping systems pursuant to purchase orders received by Veridex. We are obligated to pay Veridex a commission on each sale or lease of these sample preparation and cell analysis systems of up to 15% of the invoice price, subject to a minimum gross profit margin received by us on each system of 27.5%, as defined in the Development Agreement. Some customers may enter into a reagent rental agreement with Veridex, whereby the reagent price also carries an amortized cost of the instrument, based on an agreed test volume. In these cases, Veridex will pay us a percentage of the fully loaded cost of the instrument when it is placed in the account. We are responsible for the costs associated with the one-year warranty period. Veridex has the option under the Development Agreement to convert the sales agency relationship to a sole distributorship arrangement upon 12-months’ written notice. However, we do not anticipate earning significant gross margins or incurring significant losses on the sale, lease or rental of our instrument systems. We anticipate that the majority of our future gross margins and future profits derived under the Development Agreement with Veridex will result from the sales of reagents and disposables.

We launched our first cancer in vitro diagnostic product in October 2004. This represents the beginning of the commercialization phase as defined in the Development Agreement. According to the Development Agreement, license and supply agreement once commercialization begins, we are required to invest an amount ranging from between 8.5% and 10% of total net product sales by Veridex, excluding revenue from cell analysis system sales, in research and development activities for cancer-related cell analysis products. These research and development activities may consist of any activities, such as product improvements, product line extensions and clinical trials, conducted to achieve the milestones described above, to advance the development program designed by the steering committee for the Development Agreement, or to enhance the cancer-related cell analysis products or sample preparation and cell analysis systems based on our technologies.

The Development Agreement has an initial term of 20 years and is automatically renewed for three-year terms unless earlier terminated. There are various conditions that allow either party to terminate the Development Agreement, including a material breach by either party or by mutual agreement. Veridex may also terminate for additional reasons including upon a change of control of us, as

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

defined in the Development Agreement, at any time prior to commercialization of any cell analysis products under the Development Agreement with or without reason upon 180 days’ prior written notice, or at any time following commercialization of the first cell analysis product under the Development Agreement with or without reason upon 24 months’ prior written notice. At this time we believe the latter provision is in effect due to initiation of commercialization in 2004. In certain circumstances of termination, Veridex may, at its option, retain certain worldwide rights to sell our cell analysis products if it agrees to pay us any unpaid license and milestone payments and an ongoing net sales royalty. Johnson and Johnson Development Corporation beneficially own approximately 6% of our common stock and is a wholly-owned subsidiary of Johnson & Johnson, Inc.

As of March 31, 2006 and March 31, 2005, we had $12.6 million and $15.1 million, respectively, in available credit under our credit agreements. The available borrowing capacity under our Silicon Valley Bank, or SVB, credit facility was $8.8 million and expires on June 30, 2006 and the available borrowing capacity under our credit facilities with General Electric Credit Corporation, or GE, was $3.8 million and expires October 31, 2006. We were in compliance with all provisions of our various loans as of and for the quarter ended March 31, 2006 and March 31, 2005. The SVB credit agreement contains certain covenants that require us to, among other things, maintain a certain level of earnings or loss before interest, taxes, depreciation and amortization, maintain a minimum amount of our available funds on deposit with SVB and deliver periodic financial statements and reports within a prescribed timeframe. The agreements with SVB and GE also restrict our ability to among other things, dispose of property (including intellectual property), change our business, ownership, management or business locations, merge with or acquire certain other entities, create or incur certain liens or encumbrances on any of its property, incur or amend the terms of certain indebtedness, engage in transactions with affiliates, declare or pay certain dividends or redeem, retire or purchase shares of any capital stock without their prior approval.

On June 13, 2005 we announced that we, along with the Fox Chase Cancer Center, or Fox Chase, were awarded a Small Business Technology Transfer grant totaling approximately $1.1 from the National Institutes of Health, or NIH, which extends over two years. We believe that we will receive approximately $475,000 and that Fox Chase will receive the remainder of $615,000. The NIH grant is intended to fund the development of a new strategy to actively monitor the effectiveness of cancer drugs in clinical trials. As of March 31, 2006, we have received $101,000 and Fox Chase has received $243,000 from the grant.

On August 29, 2005, we announced actions to align staff levels and other expenses with our current commercialization strategy and expectations for near-term revenue growth. This initiative included a workforce reduction of approximately 25% of full-time equivalent domestic staff principally in research and development, operations and certain support functions. A significant component of the workforce reduction involved employees who were engaged in platform development programs that were essentially completed, such as our next generation cell analysis platform, the CellTracks Analyzer II™. We had also completed development of certain core reagents and ancillary components incorporated in cell analysis kits, most notably the CellSearch™ Circulating Tumor Cell (CTC) Kit, sold by Veridex. We continue to pursue important development projects such as clinical trials in metastatic colorectal and prostate cancer and research and development efforts on circulating endothelial cells and certain molecular analysis products. The clinical trials in metastatic colorectal and prostate cancer are intended to lead to regulatory submissions for expanded claims for the CellSearch CTC Kit.

We recorded total charges of $459,000 related to our staff and other cost reductions in the year ended December 31, 2005. In the first quarter of 2006, we recorded $113,000 in accelerated depreciation of certain property and equipment resulting from the termination of the lease of our office space. We expect to incur additional charges of up to an estimated $200,000 related to the lease termination, and other costs, in the second quarter of 2006. We had previously estimated additional costs could be as high as $600,000.

Based on our operating plans, we believe that our available cash and available borrowings under of lines of credit will be sufficient to finance operations and capital expenditures until at least March 31, 2007. Our future capital requirements include, but are not limited to, supporting our research and development efforts and our clinical trials, although we are not obligated to meet any absolute minimum dollar spending requirements under our current operating agreements. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities, our clinical trials and capital requirements related to our commercialization efforts. We had $37.7 million in cash on hand and short term investments, $1.5 million in long-term investments which have a maturity of greater than 12 months and $12.6 million in available lines of credit as of March 31, 2006. We plan to use our cash on hand and our available lines of credit to continue to develop our cancer diagnostic products beyond breast cancer to other types of solid tissue cancers and to explore the uses of our technology in earlier stages of the cancer disease process. Also, we plan to explore development of uses for our technology outside of cancer such as in cardiovascular disease. We plan to use the anticipated funds generated from the sales of our products as well as additional equity or debt-related offerings to finance our future development efforts. We may not be successful in generating sufficient product sales or raising sufficient funds from the sale of equity or debt securities to support the research and development expenses necessary to expand the uses of the technology into other

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

cancers and in non-cancer diseases. In addition, if we are unsuccessful in our product development efforts, additional financing may not be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may elect to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities and this could have a material adverse effect on our financial condition and operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006, we adopted the provisions of SFAS 123R. Prior to January 1, 2006, we accounted for stock option awards granted under our share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related Interpretations, as permitted by Statement of Financial Accounting Standards, or SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123. Share-based employee compensation expense was not recognized in our consolidated statements of earnings prior to January 1, 2006, as all stock option awards granted under the plans had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Under the modified-prospective-transition method of SFAS 123R which we have adopted, compensation expense recognized during the three months ended March 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. The adoption of SFAS 123R resulted in a charge to earnings of $357,000 or $0.01 per fully diluted share for the three months ended March 31, 2006. See Note 2 for further detail on the impact of SFAS 123R on our condensed consolidated financial statements.

In March 2005, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payment, which expressed views of the SEC staff regarding the application of Statement 123(R). In April 2005, the SEC issued release No. 33-8568, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement 123(R). Among other things, SAB 107 and release No. 33-8568 provided interpretive guidance related to the interaction between Statement 123(R) and certain SEC rules and regulations, provided the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies and changed the required adoption date of the standard to periods beginning after June 15, 2005.

In November 2004, the FASB, issued SFAS No. 151 Inventory Costs—an amendment of ARB No. 43, Chapter 4, or SFAS 151. SFAS 151 requires all entities to allocate overhead costs to inventory based on a calculation of normal manufacturing capacity. The Statement notes that this calculation “is difficult because of the variety of considerations encountered in the allocation of costs and charges”. This statement is effective for the fiscal years beginning after June 15, 2005. We adopted SFAS No. 151 beginning with the first quarter of fiscal 2006 and it did not have a material impact on our financial statements.

In May 2005, the FASB, issue SFAS No. 154, Accounting Changes and Error Corrections, or SFAS 154, which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 replaces Accounting Principles Board, or APB, Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statement. It requires retrospective application to prior period’s financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, under SFAS 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 beginning with the first quarter of fiscal 2006 and it did not have a material impact on our financial statements.

Immunicon Corporation and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

Item 4. Controls and Procedures.

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

PART II. OTHER INFORMATION.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Items 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and the additional factors set forth below, all of which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have a history of operating losses, expect to continue to incur substantial losses, and might never achieve or maintain profitability.

We have a limited operating history. We have incurred significant net losses since we began operations in 1983. As of March 31, 2006, we had an accumulated deficit $123.8 million. These losses have resulted primarily from costs incurred in our research and development programs and from our general and administrative expenses. Because our operating expenses may increase in the near term, we will need to generate significant additional revenue to achieve profitability. As we do not as yet have sufficient operating revenue from the sales of our products to offset our losses, we do not expect to have any sufficient operating income from the sale of our products until at least 2008. We will continue to incur research and development and clinical trial expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development efforts, market acceptance and uncertainties concerning the success of sales efforts by us and Veridex, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

Immunicon Corporation and Subsidiaries

Item 6. Exhibits.

(b)

10.1#*	Supply and Marketing License Agreement, dated January 2, 2006, between the Registrant and Kreatech Biotechnology B.V.

10.2#	Fourth Amending Letter of Agreement, dated March 24, 2006, to the Agreement, dated February 10, 2003, between Pfizer Inc. and the Registrant.

10.3**	2006 Executive Officer Compensation; 2006 Non-Employee Director Compensation (filed with the Registrant’s Current Report on Form 8-K filed on January 4, 2006 and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith.
*	Certain information in this exhibit has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 203.406.
**	Management contract or compensatory plan or arrangement.

Immunicon Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

IMMUNICON CORPORATION

Date: May 9, 2006	By:	/s/ BYRON D. HEWETT
Byron D. Hewett
President and Chief Executive Officer
(Principal executive officer)

Date: May 9, 2006	By:	/s/ JAMES G. MURPHY
James G. Murphy
Senior Vice President, Finance and Administration,
Chief Financial Officer
(Principal financial and accounting officer)

Immunicon Corporation and Subsidiaries

EXHIBIT INDEX

Number	Description
10.1#*	Supply and Marketing License Agreement, dated January 2, 2006, between the Registrant and Kreatech Biotechnology B.V.

10.2#	Fourth Amending Letter of Agreement, dated March 24, 2006, to the Agreement, dated February 10, 2003, between Pfizer Inc. and the Registrant.

10.3**	2006 Executive Officer Compensation; 2006 Non-Employee Director Compensation (filed with the Registrant’s Current Report on Form 8-K filed on January 4, 2006 and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Edward L. Erickson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James G. Murphy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith.
*	Certain information in this exhibit has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 203.406.
**	Management contract or compensatory plan or arrangement.