Form 10-Q
period 2006-06-30
IMMUNICON CORP
filed 2006-08-08
CIK 1083132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2006

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

As of August 2, 2006, there were 27,645,023 shares of Common Stock, $0.001 par value, outstanding.

IMMUNICON CORPORATION

Immunicon is a registered trademark of Immunicon Corporation. The Immunicon logo is a registered trademark of Immunicon Corporation. CellSave, CellTracks, CellSpotter, MagNest, AutoPrep, the CellTracks AutoPrep System logo and the CellSpotter Analyzer logo are registered trademarks of Immunivest Corporation, a wholly owned subsidiary of Immunicon Corporation. CellTracks EasyCount, EasyCount, CellTracks Analyzer II, CellCapture, Viasure, Slidenest, and the CellSave Preservative Tube logo are trademarks of Immunivest Corporation, a wholly owned subsidiary of Immunicon Corporation. CellSearch is a registered trademark of Johnson & Johnson. All other trademarks appearing in this filing are the property of their respective holders. Unless the context provides otherwise, the words “Immunicon,” “we,” “Company,” “us” and “our” appearing in this filing refer to Immunicon Corporation and its subsidiaries.

Immunicon Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

I tem 1. Condensed Consolidated Balance Sheets (Unaudited).

(In thousands)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$21,550	$21,900
Short term investments	11,881	20,694
Accounts receivable	1,584	825
Receivable from related party	292	316
Inventory	4,221	3,223
Prepaid assets	451	397
Other current assets	259	326

Total current assets	40,238	47,681

Property and equipment, net	4,431	5,460
Long term investments	500	1,504
Other assets	377	325

Total assets	$45,546	$54,970

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,138	$2,769
Accounts payable	1,541	938
Payable to related party	1,129	433
Current portion of deferred revenue:
Related party	2,054	1,597
Other	46	84
Accrued expenses	3,384	3,576

Total current liabilities	10,292	9,397

Long-term debt, less current portion	2,509	3,115

Deferred revenue - related party	406	378

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value –100,000,000 authorized, 27,644,023 and 27,556,885 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	28	27
Additional paid in capital	161,510	162,630
Deferred stock-based compensation	—	(2,142)
Accumulated other comprehensive income	19	12
Accumulated deficit	(129,218)	(118,447)

Total shareholders’ equity	32,339	42,080

Total liabilities and shareholders’ equity	$45,546	$54,970

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited).

Three and Six months ended June 30, 2006 and June 30, 2005

(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Product revenue:
Related party	$359	$305	$714	$615
Third party	1,429	267	1,988	517
Service revenue	338	50	677	100

Total product and service revenue	2,126	622	3,379	1,232

Milestone, license and other revenue	201	313	401	582

Total revenue	2,327	935	3,780	1,814

Cost of goods sold	2,425	636	3,950	810

Gross profit (loss)	(98)	299	(170)	1,004

Expenses:
Research and development	3,259	5,543	6,377	11,485
General and administrative	2,349	2,032	4,818	4,017

Total operating expenses	5,608	7,575	11,195	15,502

Operating loss	(5,706)	(7,276)	(11,365)	(14,498)

Interest and other income	422	278	810	566
Interest expense	(103)	(120)	(216)	(245)

Interest and other income, net	319	158	594	321

Net loss attributable to common stockholders	$(5,387)	$(7,118)	$(10,771)	$(14,177)

Net loss per common share – basic and diluted	$(0.20)	$(0.30)	$(0.39)	$(0.61)

Weighted average common shares outstanding – basic and diluted	27,620,882	23,400,532	27,602,043	23,309,339

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30, 2006 and June 30, 2005 (in thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net loss	$(10,771)	$(14,177)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,109	974
Interest expense on warrants	3	3
Loss on disposal of property and equipment	16	18
Compensation expense related to the issuance of stock, stock options and warrants	856	795
Change in:
Accounts receivable	(759)	128
Accounts receivable from related party	24	9
Inventory	(998)	(1,638)
Prepaid expenses and other	(54)	(126)
Other assets	3	290
Accounts payable	603	641
Accounts payable to related parties	696	84
Accrued expenses	(184)	273
Deferred revenue from related parties	485	(29)
Deferred revenue	(38)	(111)

Net cash used in operating activities	(9,009)	(12,866)

Investing activities:
Purchase of investments	(12,973)	(18,458)
Proceeds from maturities of investments	22,874	27,051
Payments for purchases of property and equipment	(346)	(2,375)
Proceeds from disposal of property and equipment	176	—

Net cash provided by investing activities	9,731	6,218

Financing activities:
Proceeds from term debt	380	2,289
Proceeds from exercise of stock options and stock purchase plan	159	406
Proceeds from sale of common stock, net	—	18,169
Payments on term debt	(1,618)	(1,873)
Loan issue fees	—	5

Net cash (used in) provided by financing activities	(1,079)	18,996

Effect of exchange rate changes on cash	7	(15)
Net increase (decrease) in cash and cash equivalents	(357)	12,348
Cash and cash equivalents, beginning of period	21,900	27,552

Cash and cash equivalents, end of period	$21,550	$39,885

Supplemental cash flow information:
Cash paid for interest	$224	$465

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

(1) Background and basis of presentation

The accompanying unaudited condensed consolidated financial statements of Immunicon Corporation and Subsidiaries (the “Company”, “we”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Form 10-Q General Instructions and Article 10 of Regulation S-X of the Securities and Exchange Commission, or the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position at June 30, 2006 and results of operations and cash flows for the three and six month periods ended June 30, 2006 and June 30, 2005. Certain items have been reclassified to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Results of operations for the three and six months ended June 30, 2006 and June 30, 2005 are not necessarily indicative of results to be expected for the full year.

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

On June 29, 2005, we sold 4.1 million shares of our common stock at $4.75 per share and received total proceeds of $19.7 million and net proceeds, net of fees and expenses, of $18.0 million. These shares were sold pursuant to a shelf registration statement on Form S-3 filed in May 2005.

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

We will need substantial financing to fund our operations and to continue developing our product candidates for sale. There can be no assurance that such financing will be available when we need it. Our operations are subject to certain additional risks and uncertainties including, among others, dependence on Veridex, LLC, or Veridex, a Johnson & Johnson company, to market our cancer diagnostic product candidates, the uncertainty of product development (including clinical trial results and completion of development of new instrument and reagent products), regulatory clearance and approval, supplier and manufacturing dependence, competition, reimbursement availability, our dependence on exclusive licenses and other relationships, uncertainties regarding patents and proprietary rights, dependence on key personnel and other risks related to governmental regulations. We believe, however, that cash and cash equivalents available at June 30, 2006 will be sufficient to maintain operations through at least June 30, 2007.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. FIN 48 requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on our financial position and results of operations has not been finalized.

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

Effective January 1, 2006, we adopted the provisions of SFAS 123R. Prior to January 1, 2006, we accounted for stock option awards granted under our share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, as permitted by SFAS No. 123 Accounting for Stock-Based Compensation, or SFAS 123. Prior to January 1, 2006, we recorded share-based employee compensation expense in our consolidated statements of earnings for the Pre-IPO options and nonvested shares but not for other option grants. Under the modified-prospective-transition method of SFAS 123R, compensation expense recognized during the three and six months ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. See Note 2 for further detail on the impact of SFAS 123R on our condensed consolidated financial statements.

In March 2005, the U.S. Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payment, which expressed views of the SEC staff regarding the application of SFAS 123R. In April 2005, the SEC issued release No. 33-8568, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement 123(R). Among other things, SAB 107 and release No. 33-8568 provided interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, provided the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies and changed the required adoption date of the standard to periods beginning after June 15, 2005.

In November 2004, the FASB issued SFAS, No. 151 Inventory Costs—an amendment of ARB No. 43, Chapter 4, or SFAS 151. SFAS 151 requires all entities to allocate overhead costs to inventory based on a calculation of normal manufacturing capacity. The Statement notes that this calculation “is difficult because of the variety of considerations encountered in the allocation of costs and charges.” This statement is effective for the fiscal years beginning after June 15, 2005. We adopted SFAS 151 beginning with the first quarter of fiscal 2006 and it did not have a material impact on our financial statements.

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

Effective January 1, 2006, we adopted the provisions of SFAS 123R. Prior to January 1, 2006, we accounted for stock options granted under the Plan in accordance with the recognition and measurement provisions of APB 25 and related interpretations, as permitted by SFAS 123. Prior to January 1, 2006, we recorded share-based employee compensation expense in our consolidated statements of earnings for the Pre-IPO options and nonvested shares but not for other option grants. All other stock option grants under the Plan made subsequent to December 31, 2003 had an exercise price equal to or greater than the market value of the common stock on the date of the grant. Effective January 1, 2006, we adopted the provisions of SFAS 123R using the modified-prospective-transition

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

method. Under the modified-prospective-transition method of SFAS 123R which we have adopted, compensation expense recognized during the six months ended June 30, 2006 included: (a) compensation expense for the grants between October 1, 2002 and December 8, 2003 that we issued at exercise prices below the estimated fair value, (b) compensation expense for all share-based awards granted between December 8, 2003 (the date of our first Form S-1 filing with SEC) and December 31, 2005, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (c) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated.

The charge to earnings from continuing operations and as well as the charge to net earnings for the three and six months ended June 30, 2006 was $499,000 and $856,000, respectively for stock based compensation. The stock based compensation expense including the impact of adopting SFAS 123R on both basic and diluted earnings per share for the three and six months ended June 30, 2006 was $0.02 and $0.03 per share, respectively.

SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As we have reported a net loss in each period presented and have an accumulated deficit of $129.2 million as of June 30, 2006, we believe that the deferred tax assets for these options do not satisfy the realization criteria set forth in SFAS 109 and we therefore have recorded a full valuation allowance against the deferred tax asset.

The following table illustrates the effect on net loss and loss per share for the three and six months ended June 30, 2005, if we had applied the fair market value recognition provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to options granted under our share-based payment plans. For purposes of this pro forma disclosure, the value of the stock options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods. Since the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

(in thousands, except per share data)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(7,118)	$(14,177)
Add: Stock-based compensation expense included in reported net loss	444	795
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(707)	(1,340)

Pro forma net loss	$(7,381)	$(14,722)

Net loss per share – basic and diluted, as reported	$(0.30)	$(0.61)

Pro forma net loss per share – basic and diluted	$(0.32)	$(0.63)

Compensation expense related to our share-based awards during the three and six months ended June 30, 2006 was $499,000 and $856,000, respectively. During the three and six months ended June 30, 2005, compensation expense related to our share-based awards was $444,000 and $795,000, respectively. The stock-based compensation consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Adoption of SFAS 123R	$241	$—	$301	$—
Nonvested shares	110	82	219	136
Stock Options granted prior to our IPO at below fair market value	148	362	336	659

Stock based compensation	$499	$444	$856	$795

Cash received from stock options exercised during the three months ended June 30, 2006 and June 30, 2005 was $66,000 and $136,000, respectively. Cash received from stock options exercised during the six months ended June 30, 2006 and June 30, 2005 was and $98,000 and $276,000, respectively. We did not recognize any tax deductions related to stock options exercised during the three

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

and six months ended June 30, 2006 and June 30, 2005 as a result of our significant net operating losses. The total intrinsic value of options exercised during the three months ended June 30, 2006 and June 30, 2005 was $140,000 and $207,000, respectively, and for the six months ended June 30, 2006, $210,000 and $584,000, respectively.

The fair value of each of our stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of our stock option awards, which are subject to straight line vesting method, is expensed on a straight-line basis over the vesting life of the stock options. Expected volatility is based on an average of historical volatility of our stock. The risk-free rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award granted. We use historical data to estimate stock option exercises and forfeitures within the valuation model. We also used the simplified calculation of expected life, described in SAB 107, compared to the company’s historical grants. Management believes that this calculation provides a reasonable estimate of expected life for the company’s employee stock options.

The significant weighted average assumptions relating to the valuation of our stock options for the six months ended June 30, 2006 and June 30, 2005 were as follows:

	June 30, 2006	June 30, 2005
Dividend yield	—%	—%
Volatility rate	59.82%	61.9%
Risk-free interest rate	4.57%	3.75%
Expected option life (years)	6.25	5.0

A summary of our stock option activity for the six months ended June 30, 2006 was as follows:

	June 30, 2006
(in thousands, except exercise price)	Options	Weighted Average exercise price
Options outstanding at the beginning of the period	3,302	$3.93
Granted	205	4.12
Exercised	(70)	1.41
Canceled	(22)	4.03

Options outstanding at the end of the period	3,415	$3.99

Options exercisable at the end of the period	2,080	$3.83

The weighted average fair value of options granted during the six months ended June 30, 2006 and June 30, 2005 was $2.37 and $3.10, respectively.

The fair value of nonvested shares is determined based on the closing trading price of our common stock on the grant date. There were no nonvested shares granted during the six months ended June 30, 2006. A summary of our nonvested shares activity for the six months ended June 30, 2006 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	260,000	$5.06
Grants	—
Vested	—
Forfeited	—

Nonvested at June 30, 2006	260,000	$5.06

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

At June 30, 2006, there was $3.5 million of unrecognized compensation expense related to unvested share-based awards under our share-based payment plans, of which $752,000 relates to stock options granted before our initial public offering at below fair market value, $1.9 million relates to stock options resulting from the adoption of SFAS 123R and $797,000 relates to nonvested shares. This cost is expected to be recognized over a weighted average period of 2.95 years.

(3) Restructuring

On August 29, 2005, we announced actions to align staff levels and other expenses with our current commercialization strategy. This initiative included a workforce reduction of approximately 25% of full-time equivalent domestic staff principally in research and development, operations and certain support functions. A significant component of the workforce reduction involved employees who were engaged in platform development programs that were essentially completed, such as our next generation cell analysis platform, the CellTracks Analyzer II™. We had also completed development of certain core reagents and ancillary components incorporated in cell analysis kits, most notably the CellSearch™ Circulating Tumor Cell (CTC) Kit, sold by Veridex. We continue to pursue important development projects such as clinical trials in metastatic colorectal and prostate cancer and research and development efforts on circulating endothelial cells and certain molecular analysis products. The clinical trials in metastatic colorectal and prostate cancer are intended to lead to regulatory submissions for expanded claims for the CellSearch CTC Kit. In the first half of 2006, we recorded $188,000 in accelerated depreciation of certain property and equipment resulting from the termination of the lease of a portion of our office space. We had previously estimated that these additional costs could be as high as $600,000. We completed these activities in the second quarter of 2006.

(4) Net loss per share

Basic and diluted net loss per common share is calculated in accordance with SFAS No. 128, Earnings Per Share, or SFAS 128, and SEC Staff Accounting Bulletin No. 98, or SAB 98. Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented.

The following table sets forth the computation of net income (numerator) and shares (denominator) for earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Numerator:
Net loss	$(5,387)	$(7,118)	$(10,771)	$(14,177)

Denominator:
Weighted average shares outstanding used for basic income per share	27,621	23,401	27,602	23,309
Common stock equivalents	—	—	—	—

Weighted average shares outstanding used for diluted income per share	27,621	23,401	27,602	23,309

(5) Inventory

Inventory consisted of the following:

(in thousands)	June 30, 2006	December 31, 2005
Raw materials	$1,390	$1,597
Finished goods	2,447	1,465
Work-in-process	384	161

Inventory	$4,221	$3,223

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

(6) Property and equipment

Property and equipment consisted of the following:

(in thousands)	June 30, 2006	December 31, 2005
Laboratory equipment	$2,542	$2,473
Office furniture and equipment	880	1,195
Leasehold improvements	5,269	5,734
Manufacturing equipment	891	788
Computer equipment	1,054	1,140

Property and equipment, gross	10,636	11,330
Less Accumulated depreciation	(6,205)	(5,870)

Property and equipment, net	$4,431	$5,460

Depreciation expense was $561,000 and $473,000 for the three months ended June 30, 2006 and June 30, 2005, respectively. Depreciation expense was $1.2 million and $893,000 for the six months ended June 30, 2006 and June 30, 2005, respectively.

(7) Accrued expenses

Accrued expenses consisted of the following:

(in thousands)	June 30, 2006	December 31, 2005
Salary–related expense	$802	$718
Clinical research and trial costs	1,173	1,720
Contracted research costs	130	180
Accounting and legal fees	321	240
Other	958	718

Accrued expenses	$3,384	$3,576

(8) Debt

As of June 30, 2006, we had an aggregate of $4.6 million of bank debt outstanding with two lending institutions, $2.4 million to Silicon Valley Bank, or SVB, and $2.2 million to General Electric Capital Corporation, or GECC, as described below. The carrying value of long-term debt is as follows:

(in thousands)	June 30, 2006	December 31, 2005
Line of credit due to SVB - principal due from July 2006 to November 2009 at interest rates ranging from 8.5% to 8.75%	$2,450	$3,085
Line of credit due to GECC - principal due from July 2006 to July 2010 at interest rates ranging from 8.75% to 11.05%	2,197	2,799

	4,647	5,884
Less: current portion of long-term debt	(2,138)	(2,769)

Long–term debt	$2,509	$3,115

As of June 30, 2006 and June 30, 2005, interest rates in effect for outstanding obligations under the credit facilities ranged from 8.50% to 11.05% and from 6.5% to 9.61%, respectively.

Both of the credit facilities are subject to certain covenants, including maintaining a minimum level of earnings before interest, taxes, depreciation and amortization, as defined in the respective loan agreements, maintaining a minimum percentage of our cash available

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

for investing with the lending institution, and providing audited financial statements within 120 days after the close of the fiscal year. We were in compliance with all covenants for the six month periods ended June 30, 2006 and June 30, 2005. As of June 30, 2006, we had $8.8 million and $3.5 million in available credit under our SVB and GECC credit facilities, respectively. The availability under our SVB credit facility will expire on December 31, 2006 and the unborrowed amounts available under our GECC credit facility expire on October 31, 2006. We are currently in discussions with both lending institutions to extend the availability of each credit facility but there can be no assurance that we will be successful in extending the availability of either credit facility.

(9) Geographical and customer information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, when making decisions regarding resource allocation and assessing performance. To date, we have viewed our operations and manage our business as one segment operating primarily in the United States of America. Revenues from external customers are summarized below. Revenues are attributed to a country based on the location of the customer. During the three month period ended June 30, 2006, we derived 22.4% and 13.9% of our revenue from Veridex and Pfizer, Inc., respectively, as compared to 64.8% and 25.5% in the second quarter of 2005 from Veridex and Quest Diagnostics, respectively. During the six month period ended June 30, 2006, we derived 25.1% and 15.9% from Veridex and Pfizer, respectively, as compared to 64.1% and 19.7% in the first half of 2005 from Veridex and Quest Diagnostics, respectively. Our revenue by geographical region is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
United States	$1,557	$925	$2,555	$1,797
Europe	582	2	933	2
Other foreign countries	188	8	292	15

Total revenue	$2,327	$935	$3,780	$1,814

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

On June 13, 2005, we announced that we, along with the Fox Chase Cancer Center, or Fox Chase, were awarded a Small Business Technology Transfer grant totaling approximately $1.1 million from the National Institutes of Health (“NIH”), which extends over two years. These grant payments will come directly to us and then we will remit Fox Chase’s portion to them. We believe that we will be entitled to $475,000 of the grant and that Fox Chase will receive the remainder of $615,000. The NIH grant is intended to fund the development of a new strategy to actively monitor the effectiveness of cancer drugs in clinical trials. As of June 30, 2006, we have cumulatively received $170,000 and Fox Chase has received $281,000 from the grant.

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

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

Changes in product warranty obligations are as follows:

(in thousands)	June 30, 2006	December 31, 2005
Beginning of the period	$78	$—
Additions	44	141
Claims	(51)	(63)

Ending of the period	$71	$78

(11) Equity Compensation Plan

At our annual stockholders’ meeting held on June 7, 2006, our stockholders approved an amendment to increase common stock authorized under the Amended and Restated Equity Compensation Plan to 4,516,667 shares, an increase of 250,000 shares.

On December 29, 2005, our Board of Directors made nonvested stock grant of 100,000 in connection with the appointment of our new Chief Executive Officer, Byron D. Hewett. The shares underlying this grant will fully vest on January 1, 2009. The nonvested stock grant had a fair market value of $336,000 as of close of business, December 29, 2005.

In January 2005, our Board of Directors made nonvested stock grants to two of our officers. We granted 100,000 nonvested shares to our Senior Vice President, Research and Development and Chief Scientific Officer, Leon W.M.M. Terstappen, M.D., Ph.D, and 60,000 nonvested shares to our Senior Vice President, Finance and Administration and Chief Financial Officer, James G. Murphy. The shares underlying both grants will fully vest on the third anniversary of the date of the grant. The nonvested stock grant had a fair market value of $979,000 as of the close of business, January 28, 2005.

If any of the officer’s employment terminates for any reason before the nonvested stock is fully vested, except as provided by such officer’s Change of Control Agreement with us, the shares of nonvested stock that are not then vested will be forfeited. If the provisions of the officer’s Change of Control Agreement are triggered, the nonvested stock will vest in accordance with the officer’s Change of Control Agreement. The fair value of nonvested shares is determined based on the closing price of our common stock, as reported by Nasdaq, on the grant date and compensation expense is recognized over the three years of the service period. We have recognized 219,000 and $136,000 as compensation expense related to these grants for the six month periods ended June 30, 2006 and June 30, 2005, respectively. Compensation expense for the three months ended June 30, 2006 and June 30, 2005 were $110,000 and $82,000, respectively.

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

We have received a total of $6.4 million in license and milestone payments under the terms of the Development Agreement from August 1, 2000 to June 30, 2006. These achievements will be recognized as revenue over the estimated product development period for the corresponding product, which we estimated will end at various points through December 31, 2010. We have also continuously

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

reviewed the status of the remaining development milestones and, where appropriate, have renegotiated the development requirement and payment terms. We do not believe that these renegotiations will have a material adverse effect on the Company’s product development or financial position. We expect to receive $4.1 million in development milestone payments over the next three to five years.

The following table breaks out the revenue from related parties recognized over the three and six month periods ended June 30, 2006 and June 30, 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Contract and milestone revenue from related party	$200	$311	$400	$580
Product revenue from related party	359	305	714	615

	$559	$616	$1,114	$1,195

(13) Supplemental expense information

The supplemental expense information below provides additional information about the amounts recorded as research and development expenses and general and administrative expenses in the accompanying statements of operations:

Research and development expenses

Research and development expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Salaries, benefits and taxes	$1,651	$3,050	$3,111	$6,065
Laboratory supplies and expenses	234	54	361	498
Instrument development costs	205	129	412	386
Clinical trial expense	332	1,042	780	1,959
Contracted research costs	104	163	264	446
Depreciation expense	316	423	646	759
Insurance expense	52	182	145	378
All others	365	500	658	994

	$3,259	$5,543	$6,377	$11,485

General and administrative expenses

General and administrative expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Salaries, benefits and taxes	$1,336	$1,073	$2,761	$2,156
Depreciation expense	86	50	203	134
Legal and professional fees	519	511	989	940
Insurance expense	50	41	158	85
All others	358	357	707	702

	$2,349	$2,032	$4,818	$4,017

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information contained in this quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often preceded by words such as “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “assume,” “will” and similar expressions. We caution investors not to place undue reliance on the forward-looking statements contained in this report. Forward-looking statements included in this report relate to financing and capital needs and resources, product development, our relationship with Twente University, our relationship with Veridex, research, development and sales based milestones and related payments from Veridex, expansion of research and development activities and increases in research and development costs, instrument system and platform improvement activities and costs, expansion of clinical trials and related costs, use of IPO net proceeds and other funds, and other statements regarding matters that are not historical facts. Forward-looking statements speak only as of the date of this report, reflect management’s current expectations and involve certain factors, such as risks and uncertainties, that may cause actual results to be far different from those suggested by our forward-looking statements. These factors include, but are not limited to, risks associated with our dependence on Veridex; our capital and financing needs; research and development and clinical trial expenditures; commercialization of our product candidates; our ability to use licensed products and to obtain new licenses from third parties; our ability to manage growth; obtaining necessary regulatory approvals; reliance on third party manufacturers and suppliers; reimbursement by third party payors to our customers for our products; compliance with applicable manufacturing standards; the ability to earn license and milestone payments under our agreement with Veridex; retaining key management or scientific personnel; delays in the development of new products or to planned improvements to our products; effectiveness of our products compared to competitors’ products; protection of our intellectual property and other proprietary rights; conflicts with the intellectual property of third parties; product liability lawsuits that may be brought against us; labor, contract or technical difficulties; competitive pressures in our industry; other risks and uncertainties discussed under the caption “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2005 and elsewhere in this report; and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

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

We have incurred substantial losses since our inception. We anticipate incurring additional losses over at least the next several years. Substantial financing will be needed by us to fund our operations and to continue to commercially develop our product candidates. There is no assurance that such financing will be available when needed. Our operations are subject to certain additional risks and

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

uncertainties including, among others, dependence on Veridex to market our cancer diagnostic product candidates, the uncertainty of product development (including clinical trial results), regulatory clearance and approval, supplier and manufacturing dependence, competition, reimbursement availability, dependence on exclusive licenses and other relationships, uncertainties regarding patents and proprietary rights, dependence on key personnel and other risks related to governmental regulations and approvals. We believe, however, that cash, cash equivalents and borrowing available under our line of credit at June 30, 2006 will be sufficient to maintain operations through at least June 30, 2007.

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

We sold 31 instruments (eighteen cell analyzers and thirteen CellTracks® AutoPrep® Systems) in the first half of 2006 and sixteen instruments (eight cell analyzers and eight CellTracks AutoPrep Systems) in the first half of 2005. In the first half of 2006, 29 instruments were sold to third party customers. Five of the CellTracks® Analyzers II sold in the first half of 2006 were part of an upgrade program from the first generation CellSpotter® Analyzer System. In the first half of 2005, eight of the instruments sold were purchased by Veridex for funded research centers and eight were sold to third party customers. Instrument sales to Veridex are recorded in “Revenues from related party” in the consolidated statement of operations.

We recorded $2.0 million and $920,000, respectively, in revenue from the sale of instrument products for the six month periods ended June 30, 2006 and June 30, 2005, and $1.4 million and $457,000 for the three month periods ended June 30, 2006 and June 30, 2005, respectively.

We recorded $697,000 and $212,000, respectively in revenue from the sale of reagent products for the six month periods ended June 30, 2006 and June 30, 2005, and $417,000 and $115,000 for the three month periods ended June 30, 2006 and June 30, 2005, respectively.

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We provide certain services to pharmaceutical companies to aid in their drug research and development. We record revenue from these services as part of service revenue on our consolidated statement of operations. We recorded $677,000 and $100,000 in service revenue for the six month periods ended June 30, 2006 and 2005, respectively, and $338,000 and $50,000 in service revenue for the three month periods ended June 30, 2006 and 2005, respectively.

We have received a total of $6.4 million in license and milestone payments under the terms of the Development Agreement from August 1, 2000 to June 30, 2006 and have recorded $5.6 million as milestone and license revenue to date. Cash received related to these milestones will be recognized as revenue over the estimated product development period for the corresponding product, which we estimated will end at various points through December 2010. We continuously review the status of the remaining development milestones and, where appropriate, have renegotiated the development requirement and payment terms. We do not believe that these renegotiations have had or will have a material adverse effect on our product development or financial position.

As of June 30, 2006, we can receive up to an additional $4.1 million in license and milestone payments from Veridex for research-related milestones. We estimate that we will earn these license revenues from research milestones over the next three to five years. Therefore, we expect that the trend associated with license revenue will fluctuate. Also, we expect to continue to invest in research and development, particularly in clinical trials and manufacturing development and therefore we do not believe that these expenses will correspond to the periods wherein which we expect to earn the milestone revenue referenced above.

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

We recognized $401,000 and $582,000 as milestone and other license related revenue in the six months ended June 30, 2006 and June 30, 2005, and $201,000 and $313,000 in the three months ended June 30, 2006 and June 30, 2005, respectively.

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

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stock-based compensation expenses

As described under the heading “Critical Accounting Policies” below, on January 1, 2006, we adopted SFAS 123R, and began reporting expense associated with all forms of equity compensation granted, which includes stock options, employee stock purchase plan and restricted shares, now referred to as nonvested stock. The charges related to equity compensation are allocated among all expense components depending on the department of the employee receiving the equity compensation.

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

Interest income and expense

Interest income consists of interest earned on our cash, cash equivalents and investments. Investment holdings as of June 30, 2006 consist primarily of mortgage back notes, federal agency notes and investment grade debt securities. We have the intent and the ability to hold all of our debt securities until maturity and have recorded them at amortized cost. Interest expense consists of interest incurred on debt financings.

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

In connection with the commercial distribution of our products, we also have obtained trademark registrations in the US for “Immunicon” and the Immunicon logo. Trademark registrations were also obtained for “CellSave”, “CellTracks”, “CellSpotter”, “Magnest”, “AutoPrep” and the CellTracks AutoPrep System logo, and the CellSpotter Analyzer logo by Immunivest Corporation, our wholly owned subsidiary. We have filed a number of trademark registration applications in preparation for commercial distribution activities with respect to future products. Much of the proprietary software and related information utilized in our instrument systems is protected by the copyright rights or by rights that we have licensed.

We devote significant resources to obtaining, enforcing and defending patents and other intellectual property and protecting our other proprietary information.

We have a portfolio of issued patents and patent applications, which we believe provides patent coverage for our proprietary technologies and products. As of July 26, 2006, our intellectual property estate consisted of 172 issued patents or patent applications as follows: 35 issued US patents, 24 US non-provisional patent applications, 6 US provision patent applications, 24 foreign patents, 69 foreign patent applications at various national stages and 13 foreign patents applications not at the national stage.

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

In accordance with the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure about Critical Accounting Policies, we have determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. There were no significant changes to our critical accounting policies during the six months ended June 30, 2006.

Revenue recognition

We derive revenues from four primary sources: instrument product sales, reagent product sales, service revenue and license revenue. We recognize revenue on product and service sales in accordance with the SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, or SAB 104, when persuasive evidence of an arrangement exists, the contract price is fixed or determinable, the product or accessory has been delivered, title and risk of loss have passed to the customer, and collection of the resulting receivable is reasonably assured. We recognize revenue for instrument placements at the time that all necessary conditions for the recognition of revenue have been met. Specifically, we may place instruments with customers and allow the customer a period of time for training and validation as is common in our industry. Therefore there may be a delay between the time that an instrument is placed with a customer and the point at which the revenue for the instrument placement is recognized. Also in certain instances the customer may be provided with an opportunity to return the instrument to us prior to acceptance. We therefore recognize the revenue associated with these instrument placements only at the point when it is clear that all revenue recognition criteria have been met and that no continuing right of return remains.

In accordance with SAB 104, up-front non-refundable license fees are recorded as deferred revenue and recognized over the estimated development period. From August 2000 through June 30, 2006, we have received $6.4 million in license and milestone payments from Veridex. License and milestone payments are deferred and amortized on a straight-line basis over the product development period as defined for each specific product. Amounts received as reimbursement for research and development expenses are recorded as a reduction in research and development expense as the related costs are incurred.

Inventory capitalization

In October 2004, we initiated sales for in vitro diagnostic use of our initial cancer diagnostic products which had received FDA clearance in January 2004. We determined that this represented the initiation of the commercialization of our products. We completed our first instrument sale to a third party laboratory customer during the fourth quarter of 2004. Therefore, effective October 1, 2004, we adopted a policy for capitalizing inventory and recognizing cost of sales. Prior to October 1, 2004, all costs associated with manufacturing were included in research and development expenses. In the fourth quarter of 2004, we began to capitalize in inventory the cost of manufactured products for commercial sale and to expense such costs as cost of products sold at the time of sale. However, as we sell that portion of our existing inventory that had previously been expensed as part of research and development expenses, there will be a period of time where we will recognize manufacturing revenue with minimum corresponding cost. Therefore, for this reason and depending on market demand for our products we anticipate that our gross margin on sales of our instruments and reagents will fluctuate from quarter to quarter during 2006.

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

Stock-based compensation recorded in the first six months of 2006 is based on awards that are expected to vest and therefore have been reduced for estimated forfeitures. SFAS 123R require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimates. Forfeitures were based on historical experience.

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

All nonvested shares granted to executive officers are recorded as compensation expense using the fair value method under SFAS 123R. Fair value is based upon the closing price of our common stock on the date of grant. See Note 11 to our condensed consolidated financial statements included in this Form 10-Q for a discussion of nonvested stock awards granted to the non-employee members of our board of directors, our executive officers and certain of our other management. The first nonvested shares to executive officers were granted in January 2005.

Accounting for income taxes

We must make significant management judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At June 30, 2006, we recorded a full valuation allowance of $51.4 million against our net deferred tax asset balance, due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or if we adjust these estimates in future periods we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2006 and June 30, 2005

Revenue

We segregate revenue into product revenue, revenue from related party and other revenue. Revenue from related party is composed of license and milestone revenue, instrument and reagent product revenue and other revenue.

	Three Months Ended June 30,
Revenue (dollars in thousands)	2006	2005
Product revenue including product revenue from related party: Instrument revenue:
Related party	$36	$219
Other	1,335	239
Reagents and consumable product revenue:
Related party	323	86
Other	94	28

Total product revenue	$1,788	$572

Service revenue	338	50
License and milestone revenue:
Other license and contract revenue	1	2
Veridex and other related party	200	311

Total revenue	$2,327	$935

	Three months ended June 30,
Instrument sales	2006	2005
CellTracks Analyzer II
Veridex	—	—
Third party customers	10	—
CellSpotter Analyzer
Veridex	—	2
Third party customers	1	2

Total analyzers sold	11	4

CellTracks AutoPrep Systems
Veridex	—	2
Third party customers	9	2

Total AutoPreps sold	9	4

We recorded $1.8 million in product revenue in the three months ended June 30, 2006 of which $355,000 was earned from Veridex, a related party. We recorded $572,000 in product revenue in the three month period ended June 30, 2005, of which $305,000 was earned from Veridex. Instrument revenue increased $0.9 million, or 200.0% to $1.4 million from $457,000 in the quarter ended June 30, 2005. We sold 20 instruments in the three month period ended June 30, 2006 and eight in the three month period ended June 30, 2005. We sold two CellTracks Analyzer II systems as part of an upgrade program from the first generation CellSpotter analyzer system in the three month period ended June 30, 2006. These two CellTracks Analyzer II systems were sold below cost as part of a program to encourage upgrade of the first generation CellSpotter Analyzers. Reagent and consumable product revenue increased $303,000, or 265.8%, to $417,000 in the second quarter of 2006 as compared to the prior year quarter. As we place more of our instruments in the field, we anticipate our reagent and consumable product revenue to significantly increase.

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Service revenue was $338,000 and $50,000 in the three months ended June 30, 2006 and June 30, 2005, respectively. The revenue was earned primarily from our contract with Pfizer, Inc., or Pfizer. In March 2006, we announced an extension of our this agreement with Pfizer under which we collaborated with Pfizer to develop new reagents designed to detect certain undisclosed antigens on CTCs. The collaboration began in February 2003 and was amended to permit the parties to initiate new clinical research studies.

License and milestone revenue from related party decreased by $111,000 to $200,000 for the three months ended June 30, 2006 from $311,000 for the three months ended June 30, 2005. From August 1, 2000 to June 30, 2006, we received $6.4 million in license and milestone receipts under our Development Agreement with Veridex. License and milestone receipts have been deferred and are amortized on a straight-line basis over the product development period as defined for each specific product.

In March 2006, we and Veridex agreed that we had successfully filled the criteria for participation in a study in which we act as the central testing laboratory for conducting circulating tumor cell testing and analysis of study patients using CellSearch reagents and Veridex paid us $250,000. We will recognize this revenue over the life of the study, which we estimate will conclude in the fourth quarter of 2010.

On March 1, 2005, we and Veridex agreed that we had successfully completed the criteria for a milestone relating to the enrollment of the first patient into the bone marrow study and Veridex paid us $334,000. We recognized this receipt as revenue over the life of the bone marrow study which we estimate was completed in the second quarter of 2006.

As a result of the above, total revenue increased by $1.4 million to $2.3 million in the three months ended June 30, 2006 as compared to $935,000 in the corresponding period of 2005.

Costs of goods sold

Costs of goods sold increased to $2.4 million in the three months ended June 30, 2006 from $636,000 in the corresponding period of 2005. This is the result of the following of factors: We began recording costs of goods sold and capitalizing inventory in October 2004 after the launch of our initial in vitro diagnostic products. Prior to that time, all products and inventory material purchases were recorded as research and development expense, principally laboratory supplies. As a result, approximately $264,000 of product revenue in the second quarter of 2005 had no corresponding cost of goods sold recognized. In addition, effective on October 1, 2005, we ceased to be a development stage company. Certain costs related to the manufacturing department in 2005 that were applied to certain research and development activities are now being applied directly to costs of goods sold. Therefore the cost of goods sold for 2006 and 2005 are not comparable. Also during 2006 Immunicon decided to begin outsourcing certain activities related to the manufacture of instruments. Immunicon is in the process of reducing its internal manufacturing costs but this transition process resulted in some limited duplicate instrument cost of goods sold. These costs should be reduced once the outsourcing process is completed. This process should be completed before the end of 2006.

Research and development expenses

Research and development expenses decreased by $2.2 million, or 41.2%, to $3.3 million in the second quarter of 2006 from $5.5 million in the corresponding quarter of 2005. Overall decreases in the current quarter are principally the result of expense reductions in salary and other areas related to the staff reductions which were completed in the third quarter of 2005. In addition, effective on October 1, 2005, we ceased to be a development stage company. Therefore, prior year quarters included certain manufacturing department costs that were considered support of research and development activities. Now, a majority of the manufacturing department costs are applied directly to operations or costs of goods sold. Salary and salary-related costs were $1.7 million in the second quarter of 2006 compared to $3.1 million in the corresponding quarter of 2005. This decrease of $1.4 million, or 45.9%, is due principally to the staff reduction referred to above and exiting of the development stage. In addition, the portion of stock-based compensation expenses recognized as part of research and development salaries was $197,000 lower in the second quarter of 2006 than in the second quarter of 2005.

Laboratory supplies and expenses were $234,000 in the second quarter of 2006, or $180,000 higher than the $54,000 we incurred in the second quarter of 2005. Laboratory supplies will fluctuate as we invest more funds into our research and development activities.

Clinical trial expenses decreased in the second quarter of 2006 by $710,000 to $332,000 from $1.0 million in the second quarter of 2005. We initiated a clinical trial for the monitoring of metastatic colorectal cancer in the second quarter of 2004. In January 2005,

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

based on encouraging interim data, we decided to increase the number of patients to be included in the trial from the original trial size of 200 patients up to 400. We increased our enrollment efforts in order to attempt to complete our patient enrollment by December 31, 2005. Also, in October 2004, we initiated a pivotal clinical trial for the monitoring of metastatic prostate cancer, which, if successful, could result in a regulatory submission to the FDA. As the patient accrual for both of trials was substantially completed at December 31, 2005, our clinical trial expenditures decreased significantly in the second quarter of 2006.

Depreciation expense decreased in the second quarter of 2006 by $107,000 to $316,000 from $423,000 in the second quarter of 2005. This decrease was the result of certain manufacturing department costs which are now allocated directly to operations, see discussion above.

Insurance expenses decreased by $130,000 in the second quarter of 2006 over the same period in 2005 due principally to a change in the allocation of the directors’ and officers’ liability insurance cost as well as the decrease in directors’ and officers’ insurance premium in the current year.

A summary of the principal components of our research and development costs for the three months ended June 30, 2006 and June 30, 2005 are shown below:

	Three months ended June 30,
Research and development expenses (in thousands)	2006	2005
Salaries, benefits and taxes	$1,651	$3,050
Laboratory supplies and expenses	234	54
Instrument development costs	205	129
Clinical trial expenses	332	1,042
Contracted research costs	104	163
Depreciation expense	316	423
Insurance expense	52	182
All others	365	500

Total research and development expenses	$3,259	$5,543

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

General and administrative expenses

General and administrative expenses increased by $317,000, or 15.5%, to $2.3 million in the second quarter of 2006 from $2.0 million in the second quarter of 2005. Salary-related costs increased by $263,000 in the second quarter of 2006, due principally to stock-based compensation expense as result of the adoption of SFAS 123R and the issuance of nonvested shares. Depreciation expense increased by $36,000, or 71.9%, to $86,000 as a result of accelerated depreciation of certain property and equipment resulting from the termination of a portion of our office space lease.

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of the principal components of our general and administrative expenses for the three months ended June 30, 2006 and June 30, 2005 are shown below:

	Three months ended June 30,
General and administrative expenses (in thousands)	2006	2005
Salaries, benefits and taxes	$1,336	$1,073
Depreciation	86	50
Legal and professional fees	519	511
Insurance expense	50	41
Other	358	357

Total general and administrative expenses	$2,349	$2,032

Interest and other income

Interest income increased by $144,000, or 51.7%, to $422,000 in the quarter ended June 30, 2006 from $278,000 in the quarter ended June 30, 2005. The increase in interest income was primarily a result of an increase in the average interest rate on invested cash and cash equivalents.

Interest expense

Interest expense decreased by $17,000, or 14.7%, to $103,000 for the second quarter of 2006 from $120,000 for second quarter of 2005. The decrease was due to lower average debt outstanding in the second quarter of 2006 compared to the second quarter of 2005.

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

Because, prior to our IPO, there was no public market for our common stock, we have estimated the fair value of equity instruments issued prior to our IPO, using various valuation methods, including the minimum value and the Black-Scholes methods. When stock options were granted with an exercise price below the estimated fair value of our common stock at the grant date, the difference between the fair value of our common stock and the exercise price of the stock option was amortized to compensation expense on a straight-line basis over the vesting period of the stock option.

Stock-based compensation expenses were $499,000 and $444,000 for the three months ended June 30, 2006 and June 30, 2005, respectively. Stock-based compensation expense is recorded as a component of either cost of goods sold, research and development expense or general and administrative expense, The allocation is dependent on the expense category where the employee who holds the stock option is assigned. A summary of the stock-based compensation is shown below.

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,
Stock-based compensation expenses included in: (in thousands)	2006	2005
Cost of goods sold	$15	$—
Research and development expenses	145	342
General and administrative expenses	339	102

Total stock-based compensation expenses	$499	$444

Income Taxes

We have incurred net operating losses since our inception and have consequently not paid any federal, state or foreign taxes. As of June 30, 2006, we had approximately $122.4 million of net operating loss carryforwards and approximately $5.1 million in research and development tax credit carryforwards available to offset future regular and alternative taxable income. If not utilized, these net operating loss carryforwards and tax credits will begin to expire in 2018. If we do not achieve profitability, we may lose our net operating loss carryforwards. In addition, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in our ownership occur. We are currently not subject to these limitations.

Net loss and net loss per common share

The net loss of $5.4 million in the second quarter of 2006 was $1.7 million, or 24.3%, lower than the loss of $7.1 million in the second quarter of 2005. As the result, the net loss per common share of $0.20 in the second quarter of 2006 was $0.10 per share lower than the loss per common share of $0.30 in the second quarter of 2005. Weighted average common shares outstanding during the three months ended June 30, 2006 were approximately 27.6 million compared to 23.4 million for the same period of 2005.

Six months ended June 30, 2006 and 2005

Revenue

We segregate revenue into product revenue, revenue from related party and other revenue. Revenue from related party is composed of license and milestone revenue, instrument and reagent product revenue and other revenue.

	Six Months Ended June 30,
Revenue ( in thousands)	2006	2005
Product revenue including product revenue from related party: Instrument revenue:
Related party	$159	$441
Other	1,846	479
Reagents and other product revenue:
Related party	555	174
Other	142	38

Total product revenue	$2,702	$1,132

Service revenue	677	100
License and milestone revenue:
Veridex and other related party	400	580
Other revenue	1	2

Total revenue	$3,780	$1,814

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six months ended June 30,
Instrument sales	2006	2005
CellTracks Analyzer II
Veridex	—	—
Third party customers	15	—
CellSpotter Analyzer
Veridex	1	4
Third party customers	2	4

Total analyzers sold	18	8

CellTracks Autoprep Systems
Veridex	1	4
Third party customers	12	4

Total Autoprep sold	13	8

We earned $2.7 million in product revenue for the first half of 2006, including $2.0 million in instrument revenue and $697,000 in reagent and consumable product sales. We earned $1.1 million in product revenue in the first half of 2005, including $920,000 in instrument revenue and $212,000 in reagent and consumable products revenue. We sold 31 instruments, including 18 analyzers (15 CellTracks Analyzers II and three CellSpotter Analyzer Systems) and 13 AutoPreps, in the six months period ending June 30, 2006 and sold 16 instruments, including eight analyzers and eight AutoPreps, in the prior year period. Of the 15 CellTracks Analyzer II we sold, five were upgrades from the first generation CellSpotter Analyzer System. These five CellTracks Analyzer II systems were sold below cost as part of a program to encourage upgrade of the first generation CellSpotter Analyzers.

Service revenue was $677,000 and $100,000 in the six months ended June 30, 2006 and June 30, 2005, respectively. The revenue was earned primarily from our contract with Pfizer. In March 2006, we announced an extension of our Research and Development Agreement with Pfizer, under which we collaborated with Pfizer to develop new reagents designed to detect certain undisclosed antigens on CTCs. The collaboration began in February 2003 and was amended to permit the parties to initiate new clinical research studies by adding new Appendices duly signed by both parties to the Research and Development Agreement. A new phase I trial has been added to the Research and Development Agreement and we have begun testing for this trial.

License and milestone revenue from related party decreased by $180,000 to $400,000 for the first half of 2006 from $580,000 for the corresponding 2005 period. From August 1, 2000 to June 30, 2005, we received $6.4 million in license and milestone receipts under our Development Agreement with Veridex. License and milestone receipts have been deferred and are amortized on a straight-line basis over the product development period as defined for each specific product.

In March 2006, we and Veridex agreed that we had successfully completed the criteria for participation in a study in which we act as the central testing laboratory for conducting circulating tumor cell testing and analysis of study patients using CellSearch reagents and Veridex paid us $250,000. We will recognize this revenue over the estimated life of the study, which we estimate to conclude in the fourth quarter of 2010. In March 2005, we and Veridex agreed that we had successfully completed the criteria for a milestone relating to the enrollment of the first patient into the bone marrow study and Veridex paid us $334,000. We will recognize this receipt as revenue over the estimated life of the bone marrow study, which was completed in the second quarter of 2006.

Therefore, total revenue increased by $2.0 million to $3.8 million in the six months ended June 30, 2006 compared to $1.8 million in the corresponding period in 2005.

Costs of goods sold

Costs of goods sold increased $3.1 million to $3.9 million in the six months ended June 30, 2006 from $810,000 in the corresponding period of 2005. We reported a loss on product and service sales of $571,000 for the six months ended June 30, 2006 as compared to a gross profit on product sales of $422,000 in the corresponding period of 2005. This is the result of a few key factors. First, we began capitalizing inventory-related costs in the fourth quarter of 2004. Prior thereto, all product and inventory material purchases were recorded as research and development expense, principally as laboratory supplies. In the six months ended June 30, 2005 much of the materials typically recorded as cost of goods sold had been purchased and expensed in a prior period and as a result, $637,000 of the product revenue was reported without a corresponding cost of goods sold. Secondly, effective on October 1, 2005, we ceased to be a

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

development stage company. Certain costs related to the manufacturing department in 2005 that were applied to certain research and development activities are now being applied directly to costs of goods sold. Finally, during 2006 Immunicon decided to begin outsourcing certain activities related to the manufacture of instruments. Immunicon is in the process of reducing its internal manufacturing costs but this transition process resulted in some limited duplicate instrument cost of goods sold. These costs should be reduced once the outsourcing process is completed. This process should be completed before the end of 2006. Therefore we believe that the cost of goods sold for 2006 and 2005 are not comparable.

Research and development expenses

Research and development expenses for the six months ended June 30, 2006 decreased $5.1 million to $6.4 million, as compared to $11.5 million in the first half of 2005. Overall decreases in the current period are principally the result of the reduction in staff and other expenses in order to align costs with our commercialization strategy and revenue growth. These expense reductions were completed in August of 2005. In addition, effective on October 1, 2005, we ceased to be a development stage company. Therefore, prior year quarters included certain manufacturing department costs that were considered support of research and development activities. Since then, a majority of the manufacturing department costs are applied directly to operations or costs of goods sold. Salary and salary-related costs were $3.1 million in the first half of 2006, as compared to $6.1 million in the first half of 2005. This decrease of $3.0 million, or 48.7%, is due principally to the staff reduction referred to above and exiting of the development stage. In addition, the portion of stock-based compensation expenses recognized as part of research and development salaries was $503,000 lower in the first half of 2006 as compared to the corresponding prior year period.

Laboratory supplies and expenses were $361,000 in the first half of 2006, or $137,000 lower, in the first half of 2005. This decrease is primarily due to the expense reductions completed in August 2005 as previously mentioned.

Clinical trial expenses decreased in the first half of 2006 by $1.2 million to $780,000 from $2.0 million in the first half of 2005. In the second quarter of 2004, we initiated a clinical trial for the monitoring of metastatic colorectal cancer. In January 2005, based on encouraging interim data, we decided to increase the number of patients to be included in the trial from the original trial size of 200 patients up to 400. Also, in October 2004, we initiated a pivotal clinical trial for the monitoring of metastatic prostate cancer, which we believe, if it is successful, should result in a regulatory submission to the FDA. As of January 2006, we were substantially complete with the patient accrual of both of these clinical trials and therefore our trial expenses have decreased.

Contracted research costs were $182,000 lower in the first half of 2006 than in the first half of 2005. In the prior year period, we were incurring costs leading up to the June 2005 launch of our CellTracks Analyzer II. These costs have also declined as a result of the reductions to align costs with our commercialization strategy.

Depreciation expense decreased in the first half of 2006 by $113,000 to $646,000 from $759,000 in the first half of 2005. This decrease was the result of certain manufacturing department costs which are now allocated directly to operations, as discussed above.

Insurance expenses decreased by $233,000 in the first half of 2006 over the same period of 2005 related principally to allocated costs of directors and officers liability insurance, which has significantly decreased in the current year.

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of the principal components of our research and development costs for the six months ended June 30, 2006 and June 30, 2005 are shown below:

	Six months ended June 30,
Research and development expenses (in thousands)	2006	2005
Salaries, benefits and taxes	$3,111	$6,065
Laboratory supplies and expenses	361	498
Instrument development costs	412	386
Clinical trial expenses	780	1,959
Contracted research costs	264	446
Depreciation expense	646	759
Insurance expense	145	378
All others	658	994

Total research and development expenses	$6,377	$11,485

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

General and administrative expenses

General and administrative expenses increased by $801,000, or 19.9%, to $4.8 million in the first half of 2006 from $4.0 million in the first half of 2005. Salary-related costs increased by $605,000 in the first half of 2006, due principally to approximately $535,000 to non-cash compensation charges associated with the adoption of SFAS 123R and issuance of restricted shares. The remaining increase is the result of accelerated depreciation of certain property and equipment resulting from the termination of the lease of a portion of our office space. In addition, insurance expenses increased by $73,000 as a result of the allocated portion of the higher directors and officers’ liability insurance which increased as a result of exiting the development stage. A summary of the principal components of our general and administrative expenses for the six months ended June 30, 2006 and June 30, 2005 are shown below:

	Six Months Ended June 30,
General and administrative expenses (in thousands)	2006	2005
Salaries, benefits and taxes	$2,761	$2,156
Depreciation	203	134
Legal and professional fees	989	940
Insurance expense	158	85
Other	707	702

Total general and administrative expenses	$4,818	$4,017

Interest and other income

Interest and other income increased by $244,000, or 43.0%, to $810,000 in the first half of 2006 from $566,000 in the corresponding 2005 period. The increase in interest income was primarily a result of the increases in interest rates over the past year.

Interest expense

Interest expense decreased by $29,000, or 11.9%, to $216,000 for the first half of 2006 from $245,000 for first half of 2005. The decrease was due to lower average debt outstanding in the first half of 2006 compared to the 2005 period.

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stock-based compensation expenses

Stock-based compensation expenses were $856,000 and $795,000 for the six months ended June 30, 2006 and June 30, 2005, respectively. Stock-based compensation expense is recorded as a component of either cost of goods sold, research and development expense or general and administrative expense. The allocation is dependent on the expense category where the employee who holds the stock option is assigned. A summary of the stock-based compensation is shown below.

	Six Months Ended June 30,
Stock-based compensation expenses included in (in thousands):	2006	2005
Cost of goods sold	$28	$—
Research and development expenses	114	617
General and administrative expenses	714	178

Total stock-based compensation expenses	$856	$795

Income taxes

We have incurred net operating losses since our inception and have consequently not paid any federal, state or foreign taxes. As of June 30, 2006, we had approximately $122.4 million of net operating loss carryforwards and approximately $5.1million in research and development tax credit carryforwards available to offset future regular and alternative taxable income. If not utilized, these net operating loss carryforwards and tax credits will begin to expire in 2018. If we do not achieve profitability, we may lose our net operating loss carryforwards. In addition, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in our ownership occur. We are currently not subject to these limitations.

Net loss and net loss per common share

The net loss of $10.8 million in the first half of 2006 was $3.4 million, or 24.0%, lower than the loss of $14.2 million in the first half of 2005. As the result, the net loss per common share of $0.39 in the six months ended June 30, 2006 was $0.22 per share lower than the loss per common share of $0.61 in the prior year period. Weighted average common shares outstanding during the six months ended June 30, 2006 were approximately 27.6 million compared to 23.3 million for the same period in 2005. We completed the sale of 4.1 million common shares in June 2005 thereby increasing the weighted average number of common shares outstanding in the current year period.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through private and public equity and debt financings, capital equipment and leasehold financing, license and milestone revenues from corporate collaborations, government grants and interest earned on cash and investments. In October 2004, we launched our first FDA-cleared cancer diagnostic products. Based on reaching certain commercialization goals, including sales of our products, we determined that, effective at the beginning of the fourth quarter of 2005, we were no longer a development stage company.

Cash and short-term investments decreased by $9.2 million in the six month period ended June 30, 2006 to $33.4 million principally due to funding our net loss of $10.8 million.

We spent $9.0 million for operating activities in the six months ended June 30, 2006 compared to $12.9 million in same period of 2005. This decrease in cash used for operating activities is primarily the result of expense reductions related to the staff reductions implemented in the third quarter of 2005.

Our investing activities provided cash of $9.7 million in the six months ended June 30, 2006. We received net proceeds from the sale of investments of $9.9 million and paid $346,000 in capital equipment. In the corresponding period in 2005, we generated approximately $6.2 million from investing activities as a result from receiving net proceeds from maturities of our investments of $8.6 million which was offset by $2.4 million in payments for capital equipment and leasehold improvements.

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We had a net decrease in cash of $1.1 million from our financing activities in the six months ended June 30, 2006 and had a net increase of $19.0 million in the corresponding six month period in 2005. In June 2005, we received $18.0 million, net of expenses, through the sale of 4.1 million shares of common stock pursuant to shelf registration statement filed on Form S-3 in May 2005. In the six months ended June 30, 2006, we received $380,000 from borrowings and made principal payments on our debt of $1.6 million. In the corresponding period in 2005, we received $2.3 million from borrowings and made principal payments on our debt of $1.9 million.

We have funded our operations to date principally through the sale of our stock. Our expenditures are primarily for research and development and for other operating expenditures, as well as for capital equipment and for payments on outstanding indebtedness.

Sales of our common and preferred stock from inception through June 30, 2006 are as follows:

Summary of all sales of common and convertible preferred stock	Year(s)	Number of shares	Price Per share	Net proceeds (in thousands)	Equivalent common shares
Initial sale of common stock (private)	1984	10,000	$150.00	$1,500	10,000

Convertible preferred stock
Series A	1988	36,350	10.00	364	669,343
Series B	1989	30,000	10.00	300	236,952
Series C	1990	30,000	10.00	300	296,016
Series D	1999, 2004	33,971,098	0.32	10,597	2,216,742
Series E	2000	4,588,612	4.74	21,612	3,059,083
Series F	2001, 2003	13,454,500	4.00	51,942	8,969,677

Initial public offering	2004	6,900,000	8.00	49,427	6,900,000

Sale of common stock (secondary offering)	2005	4,137,902	4.75	17,981	4,137,902

Exercise of options and warrants and other sales of common stock				2,132	1,148,308

				$156,155	27,644,023

As of June 30, 2006, we did not have any off-balance sheet financing arrangements.

The following table summarizes our contractual obligations and related interest charges on lines of credit at June 30, 2006 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due in
Contractual obligations	Total	2006	2007 and 2008	2009 and 2010	After 2010
	(in thousands)
Lines of credit	$5,216	$1,375	$3,228	$613	$—
Operating leases	3,981	426	1,723	1,579	253
Open purchase order commitments (1)	8,105	8,105	—	—	—

Total contractual obligations	$17,302	$9,906	$4,951	$2,192	$253

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

We also have contingent obligations for research and development and clinical trial expenditures under our Development Agreement with Veridex. Specifically, we must pay the first $5.0 million in clinical trial costs for the first cellular analysis product for general population screening for a major cancer, and Veridex is responsible for the next $5.0 million of such clinical trial costs. We have agreed to negotiate in good faith for the allocation of costs in excess of $10.0 million. As of June 30, 2006, we have not incurred any costs related to clinical trials for a product for general population screening and we do not anticipate spending any funds on clinical trials toward such a product through 2006.

The Development Agreement with Veridex provides for a total of up to $10.5 million in non-refundable license and milestone payments related to research and development activities, including up to $1.5 million for the initial license and up to $9.0 million related to the completion of certain instrument and clinical trial milestones. We have received $6.4 million as of June 30, 2006. We have also continuously reviewed the status of the remaining development milestones and, where appropriate, have renegotiated the development requirement and payment terms. We do not believe that these renegotiations will have a material adverse effect on our product development or financial position. We expect to receive the remaining $4.1 million in development milestone payments over the next three to five years.

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

We began selling our first cancer in vitro diagnostic product in October 2004. This represents the beginning of the commercialization phase as defined in the Development Agreement. According to the Development Agreement, license and supply agreement once

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

commercialization begins, we are required to invest an amount ranging from between 8.5% and 10% of total net product sales by Veridex, excluding revenue from cell analysis system sales, in research and development activities for cancer-related cell analysis products. These research and development activities may consist of any activities, such as product improvements, product line extensions and clinical trials, conducted to achieve the milestones described above, to advance the development program designed by the steering committee for the Development Agreement, or to enhance the cancer-related cell analysis products or sample preparation and cell analysis systems based on our technologies.

The Development Agreement has an initial term of 20 years and is automatically renewed for three-year terms unless earlier terminated. There are various conditions that allow either party to terminate the Development Agreement, including a material breach by either party or by mutual agreement. Veridex may also terminate for additional reasons including upon a change of control of us, as defined in the Development Agreement, at any time prior to commercialization of any cell analysis products under the Development Agreement with or without reason upon 180 days’ prior written notice, or at any time following commercialization of the first cell analysis product under the Development Agreement with or without reason upon 24 months’ prior written notice. At this time, we believe the latter provision is in effect due to initiation of commercialization in 2004. In certain circumstances of termination, Veridex may, at its option, retain certain worldwide rights to sell our cell analysis products if it agrees to pay us any unpaid license and milestone payments and an ongoing net sales royalty. Johnson and Johnson Development Corporation beneficially own approximately 6% of our common stock and is a wholly-owned subsidiary of Johnson & Johnson, Inc.

As of June 30, 2006 and June 30, 2005, we had $12.3 million and $14.1 million, respectively, in available credit under our credit agreements. The available borrowing capacity under our SVB credit facility was $8.8 million and expires on December 31, 2006 and the available borrowing capacity under our credit facilities with GECC, was $3.5 million and expires October 31, 2006. We were in compliance with all provisions of our various loans as of and for the six months ended June 30, 2006 and June 30, 2005. The SVB credit agreement contains certain covenants that require us to, among other things, maintain a certain level of earnings or loss before interest, taxes, depreciation and amortization, maintain a minimum amount of our available funds on deposit with SVB and deliver periodic financial statements and reports within a prescribed timeframe. The agreements with SVB and GECC also restrict our ability to among other things, dispose of property (including intellectual property), change our business, ownership, management or business locations, merge with or acquire certain other entities, create or incur certain liens or encumbrances on any of its property, incur or amend the terms of certain indebtedness, engage in transactions with affiliates, declare or pay certain dividends or redeem, retire or purchase shares of any capital stock without their prior approval.

On June 13, 2005 we announced that we, along with the Fox Chase Cancer Center, or Fox Chase, were awarded a Small Business Technology Transfer grant totaling approximately $1.1 from the National Institutes of Health, or NIH, which extends over two years. These grant payments will come directly to us and then we will remit Fox Chase’s portion to them. We believe that we will be entitled to $475,000 of the grant and that Fox Chase will receive the remainder of $615,000 The NIH grant is intended to fund the development of a new strategy to actively monitor the effectiveness of cancer drugs in clinical trials. As of June 30, 2006, we have cumulatively received $170,000 and Fox Chase has received $281,000 from the grant.

On August 29, 2005, we announced actions to align staff levels and other expenses with our current commercialization strategy. This initiative included a workforce reduction of approximately 25% of full-time equivalent domestic staff principally in research and development, operations and certain support functions. A significant component of the workforce reduction involved employees who were engaged in platform development programs that were essentially completed, such as our next generation cell analysis platform, the CellTracks Analyzer II™. We had also completed development of certain core reagents and ancillary components incorporated in cell analysis kits, most notably the CellSearch™ Circulating Tumor Cell (CTC) Kit, sold by Veridex. We continue to pursue important development projects such as clinical trials in metastatic colorectal and prostate cancer and research and development efforts on circulating endothelial cells and certain molecular analysis products. The clinical trials in metastatic colorectal and prostate cancer are intended to lead to regulatory submissions for expanded claims for the CellSearch CTC Kit.

We recorded charges of $459,000 related to our staff and other cost reductions in the year ended December 31, 2005. In the first half of 2006, we recorded $188,000 in accelerated depreciation of certain property and equipment resulting from the termination of the lease of a portion of our office space. We had previously estimated that these additional costs could be as high as $600,000. We completed these activities in the second quarter of 2006.

Based on our operating plans, we believe that our available cash and available borrowings under of lines of credit will be sufficient to finance operations and capital expenditures until at least June 30, 2007. Our future capital requirements include, but are not limited to, supporting our research and development efforts and our clinical trials, although we are not obligated to meet any absolute minimum

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

dollar spending requirements under our current operating agreements. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities, our clinical trials and capital requirements related to our commercialization efforts. We had $33.4 million in cash on hand and short term investments, $0.5 million in long-term investments which have a maturity of greater than 12 months and $12.3 million in available lines of credit as of June 30, 2006. We plan to use our cash on hand and our available lines of credit to continue to develop our cancer diagnostic products beyond breast cancer to other types of solid tissue cancers and to explore the uses of our technology in earlier stages of the cancer disease process. Also, we plan to explore development of uses for our technology outside of cancer such as in cardiovascular disease. We plan to use the anticipated funds generated from the sales of our products as well as additional equity or debt-related offerings to finance our future development efforts. We may not be successful in generating sufficient product sales or raising sufficient funds from the sale of equity or debt securities to support the research and development expenses necessary to expand the uses of the technology into other cancers and in non-cancer diseases. In addition, if we are unsuccessful in our product development efforts, additional financing may not be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may elect to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities and this could have a material adverse effect on our financial condition and operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. FIN 48 requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on our financial position and results of operations has not been finalized.

Effective January 1, 2006, we adopted the provisions of SFAS 123R. Prior to January 1, 2006, we accounted for stock option awards granted under our share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, as permitted by SFAS No. 123 Accounting for Stock-Based Compensation, or SFAS 123. Prior to January 1, 2006, we recorded share-based employee compensation expense in our consolidated statements of earnings for the Pre-IPO options and nonvested shares but not for other option grants. Under the modified-prospective-transition method of SFAS 123R, compensation expense recognized during the three and six months ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. See Note 2 for further detail on the impact of SFAS 123R on our condensed consolidated financial statements.

In March 2005, the U.S. Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payment, which expressed views of the SEC staff regarding the application of SFAS 123R. In April 2005, the SEC issued release No. 33-8568, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement 123(R). Among other things, SAB 107 and release No. 33-8568 provided interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, provided the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies and changed the required adoption date of the standard to periods beginning after June 15, 2005.

In November 2004, the FASB issued SFAS, No. 151 Inventory Costs—an amendment of ARB No. 43, Chapter 4, or SFAS 151. SFAS 151 requires all entities to allocate overhead costs to inventory based on a calculation of normal manufacturing capacity. The Statement notes that this calculation “is difficult because of the variety of considerations encountered in the allocation of costs and charges.” This statement is effective for the fiscal years beginning after June 15, 2005. We adopted SFAS 151 beginning with the first quarter of fiscal 2006 and it did not have a material impact on our financial statements.

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

PART II. OTHER INFORMATION.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and the additional factor set forth below, all of which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have a history of operating losses, expect to continue to incur substantial losses, and might never achieve or maintain profitability.

We have a limited operating history. We have incurred significant net losses since we began operations in 1983. As of June 30, 2006, we had an accumulated deficit $129.2 million. These losses have resulted primarily from costs incurred in our research and development programs and from our general and administrative expenses. Because our operating expenses may increase in the near term, we will need to generate significant additional revenue to achieve profitability. As we do not as yet have sufficient operating revenue from the sales of our products to offset our losses, we do not expect to have any sufficient operating income from the sale of our products until at least 2008. We will continue to incur research and development and clinical trial expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development efforts, market acceptance and uncertainties concerning the success of sales efforts by us and Veridex, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

Immunicon Corporation and Subsidiaries

Item 4. Submissions of Matters to a Vote of Securityholders

The Company held its Annual Meeting of shareholders on June 7, 2006. At the annual meeting:

1. Eight nominees for director were elected for a one-year term by a vote of shares as follows:

Edward L. Erickson received 21,992,984 votes for his election (99.5% of shares voted; 79.7% of shares outstanding) and 106,434 votes were withheld (0.5% of shares voted; 0.4% of outstanding shares).

Jonathan Cool received 21,992,738 votes for his election (99.5 % of shares voted; 79.7% of shares outstanding) and 106,680 votes were withheld (0.5% of shares voted; 0.4% of outstanding shares).

J. William Freytag received 21,919,568 votes for his election (99.2% of shares voted; 79.5% of shares outstanding) and 179,850 votes were withheld (0.8% of shares voted; 0.7% of outstanding shares).

Brian J. Geiger received 21,993,238 votes for his election ( 99.5% of shares voted; 79.7% of shares outstanding) and 106,180 votes were withheld (0.5% of shares voted; 0.4% of outstanding shares).

Zola Horowitz received 20,868,489 votes for his election (94.4% of shares voted; 75.7% of shares outstanding) and 1,230,929 votes were withheld (5.6% of shares voted; 4.5% of outstanding shares).

Allen Lauer received 21,992,538 votes for his election ( 99.5% of shares voted; 79.7% of shares outstanding) and 106,880 votes were withheld (0.5% of shares voted; 0.4% of outstanding shares).

Byron D. Hewett received 21,992,684 votes for his election ( 99.5% of shares voted; 79.7% of shares outstanding) and 106,734 votes were withheld (0.5% of shares voted; 0.4 % of outstanding shares).

Elizabeth Tallett received 21,619,139 votes for her election ( 97.8% of shares voted; 78.4% of shares outstanding) and 480,279 votes were withheld (2.2% of shares voted; 1.7% of outstanding shares).

2. The appointment of Deloitte & Touch LLP as our independent registered public accountants for the year ending December 31, 2006 was ratified by a vote of 99.5% of shares voted (or 79.7% of outstanding shares).

For	Against	Abstain
21,989,049	75,085	35,284

3. The proposal to approve an amendment to our Amended and Restated Equity Compensation Plan, as amended (the “Plan”) to increase by 250,000 shares the number of shares of common stock authorized for issuance or transfer under the Plan and to approve the entire Plan, as amended, was ratified by a vote of 97.7% of shares voted (or 53.4% of our outstanding shares).

For	Against	Abstain
14,732,572	270,280	70,321

Immunicon Corporation and Subsidiaries

Item 6. Exhibits.

(b)

10.1**	Chairman of the Board of Director Compensation (filed with the Registrant’s Current Report on Form 8-K filed on June 12, 2006 and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan or arrangement.

Immunicon Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

IMMUNICON CORPORATION

Date: August 8, 2006	By:	/s/ BYRON D. HEWETT
Byron D. Hewett
President and Chief Executive Officer
(Principal executive officer)

Date: August 8, 2006	By:	/s/ JAMES G. MURPHY
James G. Murphy
Senior Vice President, Finance and Administration,
Chief Financial Officer
(Principal financial and accounting officer)

Immunicon Corporation and Subsidiaries

EXHIBIT INDEX

Number	Description
10.1**	Chairman of the Board of Directors Compensation (filed with the Registrant’s Current Report on Form 8-K filed on June 12, 2006 and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Edward L. Erickson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James G. Murphy pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Management contract or compensatory plan or arrangement.