Form 10-Q
period 2006-09-30
IMMUNICON CORP
filed 2006-11-08
CIK 1083132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2006

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

As of November 2, 2006, there were 27,667,769 shares of Common Stock, $0.001 par value, outstanding.

IMMUNICON CORPORATION

Immunicon is a registered trademark of Immunicon Corporation. The Immunicon logo is a registered trademark of Immunicon Corporation. CellSave, CellTracks, CellSpotter, MagNest, AutoPrep, AutoPrep System logo and the CellSpotter Analyzer logo are registered trademarks of Immunivest Corporation, a wholly owned subsidiary of Immunicon Corporation. CellTracks EasyCount, EasyCount, CellTracks Analyzer II, CellCapture, Viasure, SlideNest and the CellSave Preservative Tube logo are trademarks of Immunivest Corporation, a wholly owned subsidiary of Immunicon Corporation. CellSearch is a registered trademark of Johnson & Johnson. All other trademarks appearing in this filing are the property of their respective holders. Unless the context provides otherwise, the words “Immunicon,” “we,” “Company,” “us” and “our” appearing in this filing refer to Immunicon Corporation and its subsidiaries.

Immunicon Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Balance Sheets (Unaudited).

(in thousands, except for share and per share amounts)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$16,940	$21,900
Short term investments	12,095	20,694
Accounts receivable	465	825
Receivable from related party	288	316
Inventory	4,530	3,223
Prepaid assets	418	397
Other current assets	231	326

Total current assets	34,967	47,681

Property and equipment, net	4,321	5,460
Long term investments	500	1,504
Other assets	374	325

Total assets	$40,162	$54,970

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,932	$2,769
Accounts payable	1,049	938
Payable to related party	1,199	433
Current portion of deferred revenue:
Related party	1,797	1,597
Other	185	84
Accrued expenses	3,988	3,576

Total current liabilities	10,150	9,397

Long-term debt, less current portion	2,401	3,115

Deferred revenue - related party	320	378

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.001 par value –100,000,000 authorized, 27,646,957 and 27,556,885 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	28	27
Additional paid in capital	162,019	162,630
Deferred stock-based compensation	—	(2,142)
Accumulated other comprehensive income	18	12
Accumulated deficit	(134,774)	(118,447)

Total shareholders’ equity	27,291	42,080

Total liabilities and shareholders’ equity	$40,162	$54,970

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited).

Three and Nine months ended September 30, 2006 and September 30, 2005

(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Product revenue:
Related party	$659	$483	$1,373	$1,098
Third party	855	385	2,843	902
Service revenue	247	174	924	274

Total product and service revenue	1,761	1,042	5,140	2,274

Milestone, license and other revenue	174	241	575	823

Total revenue	1,935	1,283	5,715	3,097

Cost of goods sold	1,948	835	5,897	1,645

Gross profit (loss)	(13)	448	(182)	1,452

Operating Expenses:
Research and development	3,129	5,761	9,507	17,246
General and administrative	2,683	2,064	7,501	6,081

Total operating expenses	5,812	7,825	17,008	23,327

Operating loss	(5,825)	(7,377)	(17,190)	(21,875)

Interest and other income	367	429	1,177	995
Interest expense	(98)	(122)	(314)	(367)

Interest and other income, net	269	307	863	628

Net loss attributable to common stockholders	$(5,556)	$(7,070)	$(16,327)	$(21,247)

Net loss per common share – basic and diluted	$(0.20)	$(0.26)	$(0.59)	$(0.86)

Weighted average common shares outstanding – basic and diluted	27,645,607	27,488,789	27,616,724	24,717,798

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30, 2006 and September 30, 2005 (in thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net loss	$(16,327)	$(21,247)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,513	1,433
Interest expense on warrants	—	5
Loss on disposal of property and equipment	19	27
Compensation expense related to the issuance of nonvested stock and stock options	1,358	1,142
Change in:
Accounts receivable	360	(205)
Accounts receivable from related party	28	(44)
Inventory	(1,307)	(1,933)
Prepaid expenses and other	(21)	34
Other assets	33	260
Accounts payable	111	356
Accounts payable to related parties	766	185
Accrued expenses	420	1,178
Deferred revenue from related parties	142	(100)
Deferred revenue	101	(161)

Net cash used in operating activities	(12,804)	(19,070)

Investing activities:
Purchase of investments	(20,882)	(34,000)
Proceeds from maturities of investments	30,639	35,565
Payments for purchases of property and equipment	(710)	(3,050)
Proceeds from disposal of property and equipment	176	—

Net cash provided by (used in) investing activities	9,223	(1,485)

Financing activities:
Proceeds from term debt	707	2,817
Proceeds from exercise of stock options and stock purchase plan	166	421
Proceeds from sale of common stock, net	—	17,981
Payments on term debt	(2,259)	(2,632)
Loan issue fees	—	5

Net cash (used in) provided by financing activities	(1,386)	18,592

Effect of exchange rate changes on cash	7	(15)
Net decrease in cash and cash equivalents	(4,967)	(1,963)
Cash and cash equivalents, beginning of period	21,900	27,552

Cash and cash equivalents, end of period	$16,940	$25,574

Supplemental cash flow information:
Cash paid for interest	$323	$588

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

(1) Background and basis of presentation

The accompanying unaudited condensed consolidated financial statements of Immunicon Corporation and Subsidiaries (the “Company” or “we”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Form 10-Q General Instructions and Article 10 of Regulation S-X of the Securities and Exchange Commission, or the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position at September 30, 2006 and results of operations for the three and nine month periods ended September 30, 2006 and cash flows for the nine month period ended September 30, 2006 and 2005. Certain items have been reclassified to conform to current period presentation.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the full year.

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

On December 29, 2005, our Board of Directors approved the accelerated vesting of all outstanding stock options held by our current officers and employees with an exercise price of at least $4.80 per share. Options held by our executive officers and members of the Board were excluded from the vesting acceleration. Unvested stock options that had an exercise price of less than $4.80 per share continue to vest on their normal schedule. As a result of this vesting acceleration, options to purchase approximately 351,442 shares of our common stock became fully vested. The decision to accelerate the vesting of these stock options was made to reduce the compensation expense that might be recorded in future periods following our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123, Share-Based Payment (revised 2004), or SFAS 123R. We believe that the options for which we accelerated the vesting had not provided sufficient retentive value when compared to the future stock option compensation expense because these options had exercise prices in excess of the then current market values.

We have generated limited revenues from product sales and have incurred substantial losses since our inception. We anticipate incurring additional losses over at least the next several years and such losses may fluctuate based on the amounts of revenue generated from sales of our products and services.

We will need substantial financing to fund our operations and to continue developing our product candidates for sale. There can be no assurance that such financing will be available when we need it. Our operations are subject to certain additional risks and uncertainties including, among others, dependence on Veridex, LLC, or Veridex, a Johnson & Johnson company, to market our cancer diagnostic product candidates, the uncertainty of product development (including clinical trial results and completion of development of new instrument and reagent products), regulatory clearance and approval, supplier and manufacturing dependence, competition, reimbursement availability, our dependence on exclusive licenses and other relationships, uncertainties regarding patents and proprietary rights, dependence on key personnel and other risks related to governmental regulations. We believe, however, that cash, cash equivalents and short term investments available at September 30, 2006 will be sufficient to maintain operations through at least September 30, 2007.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB issued SFAS, No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

enhanced disclosure regarding financial instruments in one of the three categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

In September 2006, the U.S. Securities and Exchange Commission, or the SEC, issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for the first fiscal year ending on or after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, and filed after the publication of the SAB (September 13, 2006). We assessed the effect of adopting this guidance and determined that there will be no impact on the Company’s consolidated financial statements.

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. FIN 48 requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on our financial position and results of operations has not been finalized.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R Share-Based Payment, or SFAS 123R. Prior to January 1, 2006, we accounted for stock option awards granted under our share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123. Prior to January 1, 2006, we recorded share-based employee compensation expense in our consolidated statements of operations for the Pre-IPO options and nonvested shares but not for other option grants. Under the modified-prospective-transition method of SFAS 123R, compensation expense recognized during the three and nine months ended September 30, 2006 included: (a) compensation expense for the grants between October 1, 2002 and December 8, 2003 that we issued at exercise prices below the estimated fair value, (b) compensation expense for all share-based awards granted between December 8, 2003 (the date of our first Form S-1 filing with SEC) and December 31, 2005, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (c) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. See Note 2 for further detail on the impact of SFAS 123R on our condensed consolidated financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB 107, which expressed views of the SEC staff regarding the application of SFAS 123R. In April 2005, the SEC issued release No. 33-8568, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement 123(R), or Release No. 33-8568. Among other things, SAB 107 and Release No. 33-8568 provided interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, provided the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies and changed the required adoption date of the standard to beginning with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4, or SFAS 151. SFAS 151 requires all entities to allocate overhead costs to inventory based on a calculation of normal manufacturing capacity. The Statement notes that this calculation “is difficult because of the variety of considerations encountered in the allocation of costs and charges.” This statement is effective for the fiscal years beginning after June 15, 2005. We adopted SFAS 151 beginning with the first quarter of fiscal 2006 and it did not have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, or SFAS 154, which changes the

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

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

(2) Accounting for stock-based compensation

Our Amended and Restated Equity Compensation Plan, or the Plan, provides for the granting of stock options, awards of restricted common stock, now referred to as nonvested shares and purchases of stock through an Employee Stock Purchase Program via payroll deductions. We have reserved an aggregate of 4,516,667 shares of our common stock for issuance under the Plan and have 329,139 available for granting as of September 30, 2006. The Plan requires that exercise prices of stock options may not be less than the market value of the common stock on the date of the grant. The date of grant is determined when both parties have reached a mutual understanding of the key terms of the grant. In general, stock options granted to employees under the Plan have ten-year terms and vest over four years from the date of grant. During the period from October 1, 2002 through December 8, 2003, we issued options to certain employees and directors under the Plan with exercise prices below the estimated fair value, determined with hindsight, of our common stock on the date of grant, or pre-IPO options.

The charge to net loss for the three and nine months ended September 30, 2006 was $502,000 and $1.4 million, respectively for stock based compensation. The stock based compensation expense including the impact of adopting SFAS 123R on both basic and diluted earnings per share for the three and nine months ended September 30, 2006 was $0.02 and $0.05 per share, respectively.

SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As we have reported a net loss in each period presented and have an accumulated deficit of $134.8 million as of September 30, 2006, we believe that the deferred tax assets for these options do not satisfy the realization criteria set forth in SFAS 109 and we therefore have recorded a full valuation allowance against the deferred tax asset.

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

The following table illustrates the effect on net loss and loss per share for the three and nine months ended September 30, 2005, if we had applied the fair market value recognition provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to options granted under our share-based payment plans. For purposes of this pro forma disclosure, the value of the stock options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods. Since the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

(in thousands, except per share data)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(7,070)	$(21,247)
Add: Stock-based compensation expense included in reported net loss	347	1,142
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(659)	(1,999)

Pro forma net loss	$(7,382)	$(22,104)

Net loss per share – basic and diluted, as reported	$(0.26)	$(0.86)

Pro forma net loss per share – basic and diluted	$(0.27)	$(0.89)

Compensation expense related to our share-based awards during the three and nine months ended September 30, 2006 was $502,000 and $1.4 million, respectively. During the three and nine months ended September 30, 2005, compensation expense related to our share-based awards was $347,000 and $1.1 million, respectively. The stock-based compensation consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Adoption of SFAS 123R	$248	$—	$549	$—
Nonvested shares	110	82	329	218
Stock Options granted prior to our IPO at below fair market value	144	265	480	924

Stock based compensation	$502	$347	$1,358	$1,142

Cash received from stock options exercised during the three months ended September 30, 2006 and September 30, 2005 was $7,000 and $15,000, respectively. Cash received from stock options exercised during the nine months ended September 30, 2006 and September 30, 2005 was $105,000 and $291,000, respectively. We did not recognize any tax deductions related to stock options exercised during the three and nine months ended September 30, 2006 and September 30, 2005 as a result of our significant net operating losses. The total intrinsic value of options exercised during the three months ended September 30, 2006 and September 30, 2005 was $8,000 and $9,000, respectively, and for the nine months ended September 30, 2006 and September 30, 2005, $218,000 and $510,000, respectively. Intrinsic value of options exercised is calculated as the difference between the market price on the date of exercise and the exercise price multiplied by the number of options exercised.

The fair value of each of our stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of our stock option awards, which are subject to the straight line vesting method, is recorded as an expense using a straight-line basis over the vesting life of the stock options. Expected volatility is based on an average of historical volatility of our stock. The risk-free interest rate for periods within the contract life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date of the stock option award with a maturity equal to the expected term of the stock option award granted. We use historical data to estimate stock option exercises and forfeitures within the valuation model. We also used the simplified calculation of expected life, described in SAB 107, compared to the Company’s historical grants. Management believes that this calculation provides a reasonable estimate of expected life for the Company’s employee stock options.

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

The significant assumptions relating to the weighted average valuation of our stock options for the nine months ended September 30, 2006 and September 30, 2005 were as follows:

	September 30, 2006	September 30, 2005
Dividend yield	— %	— %
Weighted average volatility rate (ranging from 57.12% to 60.74% for September 30, 2006 and 56.42% to 64.60% for September 30, 2005)	59.37%	60.79%
Risk-free interest rate	4.32% to 5.22%	3.64% to 4.24%
Expected option life (years)	6.25	5.0

A summary of our stock option activity for the nine months ended September 30, 2006 was as follows:

(in thousands, except exercise price)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinic Value

Options outstanding at the beginning of the period	3,302	$3.93
Granted	255	4.33
Exercised	(72)	1.45
Forfeited	(41)	5.72

Options outstanding at the end of the period	3,444	$3.99	6.74	$4,172

Options exercisable at the end of the period	2,175	$3.77	5.98	$3,116

The weighted average fair value of options granted during the nine months ended September 30, 2006 and September 30, 2005 was $2.62 and $2.79, respectively.

The fair value of nonvested shares is determined based on the closing trading price of our common stock on the grant date. There were no nonvested shares granted during the nine months ended September 30, 2006. These nonvested shares have 3 year cliff vesting. A summary of our nonvested shares activity for the nine months ended September 30, 2006 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	260,000	$5.06
Grants	—
Vested	—
Forfeited	—

Nonvested at September 30, 2006	260,000	$5.06

At September 30, 2006, there was $3.1 million of unrecognized compensation expense related to unvested share-based awards under our share-based payment plans, of which $607,000 relates to stock options granted before our initial public offering at below fair market value, $1.8 million relates to stock options resulting from the adoption of SFAS 123R and $687,000 relates to nonvested shares. This cost is expected to be recognized over a weighted average period of 2.76 years.

(3) Restructuring

On August 29, 2005, we announced actions to align staff levels and other expenses with our current commercialization strategy. This initiative included a workforce reduction of approximately 25% of full-time equivalent domestic staff principally in research and development, operations and certain support functions. A significant component of the workforce reduction involved employees who

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

were engaged in platform development programs that were essentially completed, such as our next generation cell analysis platform, the CellTracks Analyzer II™. We also completed development of certain core reagents and ancillary components incorporated in cell analysis kits, most notably the CellSearch™ Circulating Tumor Cell (CTC) Kit, sold by Veridex. We continue to pursue important development projects such as clinical trials in metastatic colorectal and prostate cancer and research and development efforts on circulating endothelial cells and certain molecular analysis products. The clinical trials in metastatic colorectal and prostate cancer are intended to lead to regulatory submissions for expanded claims for the CellSearch CTC Kit. In fiscal year 2006, we recorded $188,000 in accelerated depreciation of certain property and equipment resulting from the termination of the lease of a portion of our office space. We completed the consolidation of office space in the first half of 2006. We had recorded severance expense of $384,000 in the nine months ended September 30, 2005 as a result of the workforce reduction. As of December 31, 2005, all severance costs relating to this workforce reduction had been paid. We have recorded total expense of $647,000 related to the workforce reduction and the accelerated depreciation since we announced these actions in August 2005. These items were recorded in our operating expenses.

(4) Net loss per share

Basic and diluted net loss per common share is calculated in accordance with SFAS No. 128, Earnings Per Share, or SFAS 128, and SEC Staff Accounting Bulletin No. 98, or SAB 98. Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented. The potential dilutive securities that were not included in diluted income per share since the effects were anti-dilutive were: 1,229,128 and 1,051,122 for the three months ended September 30, 2006 and 2005, respectively, and 1,168,030 and 1,364,898 for the nine months ended September 30, 2006 and 2005, respectively. The potential dilutive securities include warrants, nonvested shares and in-the-money stock options. Options to purchase 1,005,743 and 875,144 shares of common stock at a range of $4.43 to $9.95 and $5.30 to $9.95 were outstanding during the nine months period ending September 30, 2006 and September 30, 2005, respectively, but were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares. Options to purchase 993,993 and 1,078,943 shares of common stock at a range of $4.78 to $9.95 and $4.13 to $9.95 were outstanding during the three months period ending September 30, 2006 and September 30, 2005, respectively, but were not included in the computation of diluted EPS because the options exercise price was greater than the average market price of the common shares.

The following table sets forth the computation of net loss (numerator) and shares (denominator) for loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Numerator:
Net loss	$(5,556)	$(7,070)	$(16,327)	$(21,247)

Denominator:
Weighted average shares outstanding used for basic income per share	27,646	27,489	27,617	24,718
Common stock equivalents	—	—	—	—

Weighted average shares outstanding used for diluted income per share	27,646	27,489	27,617	24,718

(5) Inventory

Inventory consisted of the following:

(in thousands)	September 30, 2006	December 31, 2005
Raw materials	$2,027	$1,597
Finished goods	2,284	1,465
Work-in-process	219	161

Inventory	$4,530	$3,223

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

(6) Property and equipment

Property and equipment consisted of the following:

(in thousands)	September 30, 2006	December 31, 2005
Laboratory equipment	$2,753	$2,473
Office furniture and equipment	875	1,195
Leasehold improvements	5,298	5,734
Manufacturing equipment	990	788
Computer equipment	1,060	1,140

Property and equipment, gross	10,976	11,330
Less Accumulated depreciation	(6,655)	(5,870)

Property and equipment, net	$4,321	$5,460

Depreciation expense was $471,000 and $502,000 for the three months ended September 30, 2006 and September 30, 2005, respectively. Depreciation expense was $1.7 million and $1.4 million for the nine months ended September 30, 2006 and September 30, 2005, respectively.

(7) Accrued expenses

Accrued expenses consisted of the following:

(in thousands)	September 30, 2006	December 31, 2005
Salary–related expense	$1,529	$718
Clinical research and trial costs	873	1,720
Contracted research costs	140	180
Accounting and legal fees	333	240
Other	1,113	718

Accrued expenses	$3,988	$3,576

(8) Debt

As of September 30, 2006, we had an aggregate of $4.3 million of bank debt outstanding with two lending institutions, $2.4 million to Silicon Valley Bank, or SVB, and $1.9 million to General Electric Capital Corporation, or GECC, as described below. The carrying value of long-term debt is as follows:

(in thousands)	September 30, 2006	December 31, 2005
Line of credit due to SVB - principal due from October 2006 to August 2010 at interest rates of 8.75%	$2,389	$3,085
Line of credit due to GECC - principal due from October 2006 to October 2010 at interest rates ranging from 8.75% to 11.05%	1,944	2,799

	4,333	5,884
Less: current portion of long-term debt	(1,932)	(2,769)

Long–term debt	$2,401	$3,115

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

As of September 30, 2006 and December 31, 2005, interest rates in effect for outstanding obligations under the credit facilities ranged from 8.75% to 11.05% and from 7.75% to 10.16%, respectively, for the SVB and GECC lines of credit.

Both of the credit facilities are subject to certain covenants, including maintaining a minimum level of earnings before interest, taxes, depreciation and amortization, as defined in the respective loan agreements, maintaining a minimum percentage of our cash available for investing with the lending institution, and providing audited financial statements within 120 days after the close of the fiscal year. We were in compliance with all covenants for the nine month periods ended September 30, 2006 and September 30, 2005. As of September 30, 2006, we had $8.6 million and $3.3 million in available credit under our SVB and GECC credit facilities, respectively. The availability under our SVB credit facility will expire on December 31, 2006 and the unborrowed amounts available under our GECC credit facility expire on April 30, 2007. We are currently in discussions with both lending institutions to extend the availability of each credit facility but there can be no assurance that we will be successful in extending the availability of either credit facility.

(9) Geographical and customer information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, when making decisions regarding resource allocation and assessing performance. To date, we have viewed our operations and manage our business as one segment operating primarily in the United States of America. Revenues from external customers are summarized below. Revenues are attributed to a country based on the location of the customer. During the three month period ended September 30, 2006, we derived 33% and 12% of our revenue from Veridex and Pfizer, Inc., or Pfizer, respectively, compared to 48%, 14% and 10% in the third quarter of 2005 from Veridex, Pfizer and Institute of Cancer Research, respectively. During the nine month period ended September 30, 2006, we derived 28% and 15% from Veridex and Pfizer, respectively, as compared to 57% and 12% in the prior year period from Veridex and Quest Diagnostics, respectively. Our revenue by geographical region is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
United States	$1,859	$905	$4,402	$2,702
Europe	64	234	998	236
Other foreign countries	12	144	315	159

Total revenue	$1,935	$1,283	$5,715	$3,097

(10) Commitment and contingencies

In the ordinary course of our business, we make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include indemnities of clinical investigators, consultants and contract research organizations involved in the development of our products. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. However, we accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable. No such losses have been recorded to date.

On June 13, 2005, we announced that we, along with the Fox Chase Cancer Center, or Fox Chase, were awarded a Small Business Technology Transfer grant totaling approximately $1.1 million from the National Institutes of Health (“NIH”), which extends over two years. The grant payments are made directly to us. We then remit Fox Chase’s portion to them. Under the terms of the grant, we believe that we will be entitled to $475,000 of the grant and that Fox Chase will receive the remainder of $615,000. The NIH grant is intended to fund the development of a new strategy to actively monitor the effectiveness of cancer drugs in clinical trials. As of September 30, 2006, we have received a total of $587,000 of grant proceeds of which we have paid $350,000 to Fox Chase and recorded the remainder of $237,000 as a reduction of research and development expense.

We generally include a one year warranty for product quality related to our instrument product sales. We record warranty expense for

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

known warranty issues if a loss is probable and can reasonably be estimated, and we record warranty expenses for anticipated but, as yet, unidentified warranty expenses based on historical activity. Provisions for estimated warranty expenses related to product warranties are made at the time products are shipped. The warranty liability and the related expense were not significant during the periods presented. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the accrual. Our product warranty obligations are included in accrued expenses on the accompanying condensed consolidated balance sheet.

Changes in accrued product warranty expense are as follows:

(in thousands)	September 30, 2006	December 31, 2005
Beginning of the period	$78	$—
Additions	56	141
Claims	(73)	(63)

Ending of the period	$61	$78

In August 2006, the Compensation Committee of our Board of Directors, or the Committee, approved a change to the compensation of our Chief Executive Officer, Byron Hewett. In order to facilitate Mr. Hewett’s relocation from his home in New York to the Philadelphia area, the Committee unanimously approved the engagement of a relocation company to aid Mr. Hewett in the sale of his home in New York. The agreement between the relocation company and us provides that the relocation company will provide Mr. Hewett with marketing assistance in the sale of his New York home. The agreement further provides that, at Mr. Hewett’s option, the relocation company will purchase the home from Mr. Hewett at fair market value and include the home in its inventory for sale. We will reimburse the relocation company for expenses related to the purchase and sale of Mr. Hewett’s New York home, including any loss on the sale incurred by the relocation company. Mr. Hewett exercised this option in October 2006 and the relocation company is now seeking to sell the home.

In addition, we have separately agreed to reimburse Mr. Hewett for costs associated with the search for and closing on the purchase of his new home in the Philadelphia area. Lastly, we have agreed to reimburse Mr. Hewett for costs associated with the shipment of his household goods into his new home. The reimbursement payments to Mr. Hewett will also include the amount of Mr. Hewett’s anticipated United States Federal income tax liability with respect to such reimbursements and with respect to the payments to the relocation company.

We anticipate that the reimbursements to Mr. Hewett and the payments to the relocation company will aggregate between $336,000 and $450,000 but actual costs will depend on a number of factors, including the final sale proceeds of Mr. Hewett’s home in New York. As of September 30, 2006, we have recorded $336,000 for these expenses.

In August 2000, we entered into a Development, License and Supply Agreement, or the Development Agreement with Ortho Clinical Diagnostics, Inc., or Ortho, a subsidiary of Johnson and Johnson, Inc., whereby we licensed certain rights to our technology and assumed certain development obligations for our cancer diagnostic product candidates. In exchange Ortho agreed to market and distribute our cancer diagnostic product candidates. On November 10, 2003, we executed an amendment to this agreement whereby all of rights and responsibilities of Ortho were transferred to Veridex. In addition, we and Veridex re-negotiated certain clinical development and regulatory milestones. The agreement has a term of 20 years and may be terminated earlier by either party under certain conditions. We are not aware of any intentions by Veridex to terminate the agreement. See footnote 12 Related Party for further discussion.

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

In consideration of the rights granted by the university, we will pay the university a nonrefundable annual license maintenance royalty of $25,000, along with a royalty equal to one percent of net sales of licensed products. As of December 31, 2005, we have manufactured a

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

limited quantity of products developed as a result of the licensing agreement. In the event we pay a royalty to a third-party for use of patented technology which materially enables the functionality of the university’s developed technology, then we shall be entitled to receive a credit against royalties due the university in the amount of the third-party royalty payments.

We reimbursed the university for all previously incurred patent related expenses. In addition, we are responsible for all fees associated with filing prosecuting, enforcing and maintaining the rights of the patented technology. In consideration for the rights granted by the university, we issued the university 13,334 shares of common stock in 1999, which was valued at $15,000 and recorded such issuance as research and development expense.

In 1997, we entered into a license agreement with a university (“Netherlands Agreement”) covering optical analysis of particles similar to cells and cell particles. In consideration of the rights granted by the university, we will pay the university a royalty equal to three percent of net sales of products covered by the licensed technology for which a valid patent exists or one and three-quarters percent (1.75%) of net sales of products covered by the licensed technology for which no valid patent exists. As of September 30, 2006, we had yet to manufacture any products developed as a result of the Netherlands Agreement. In June 2004, we entered into an addendum to our technology development agreement and license agreement with the university, and STW, a research funding agency of the Dutch government. Under the modified agreement, STW will provide the university with up to approximately $1 million toward developing an affordable and portable instrument to monitor patients with HIV. This instrument represents an additional application of our existing technology, specifically the CellTracks EasyCount system, which was developed through our collaboration with the university. Under the agreement addendum, we will contribute “in kind” research effort toward the project such as personnel, equipment and supplies, among other things, and we have rights to commercialize products that result from the agreement.

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

If any of the officer’s employment terminates for any reason before the nonvested stock is fully vested, except as provided by such officer’s Change of Control Agreement with us, the shares of nonvested stock that are not then vested will be forfeited. If the provisions of the officer’s Change of Control Agreement are triggered, the nonvested stock will vest in accordance with the officer’s Change of Control Agreement. The fair value of nonvested shares is determined based on the closing price of our common stock, as reported by Nasdaq, on the grant date and compensation expense is recognized over the three years of the service period. Compensation expense for the three months ended September 30, 2006 and September 30, 2005 was $110,000 and $82,000, respectively. We have recognized $329,000 and $218,000 as compensation expense related to these grants for the nine month periods ended September 30, 2006 and September 30, 2005, respectively.

(12) Related parties

In August 2000, we entered into a Development, License and Supply Agreement, or the Development Agreement, with Ortho Clinical Diagnostics, Inc., or Ortho, a subsidiary of Johnson and Johnson, Inc., whereby we licensed certain rights to our technology and assumed certain development obligations for our cancer diagnostic product candidates. In exchange, Ortho agreed to market and distribute our cancer diagnostic product candidates. On November 10, 2003, we executed an amendment to the Development Agreement whereby all of the rights and responsibilities of Ortho were transferred to Veridex LLC, or Veridex, a subsidiary of Ortho. In addition, we and Veridex re-negotiated certain clinical development and regulatory milestones. The Development Agreement has a term of 20 years and may be terminated earlier by either party under certain conditions. We are not aware of any intentions by Veridex to terminate the Development Agreement.

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

In connection with the Development Agreement, Veridex made a $1.5 million up-front, non-refundable license fee payment to us. Under the Development Agreement, Veridex is obligated to pay us approximately 31% of their net sales from the sale of reagents, test kits, and certain other consumable products and disposable items. Under the terms of the Development Agreement, we are required to invest in related research based on a percentage of sales as defined in the Development Agreement. In 2000, another subsidiary of Johnson and Johnson, or J&J Sub, purchased $5 million of our Series E Preferred Stock. In December 2001 and July 2003, J&J Sub purchased $3 million and $3.3 million of our Series F Preferred Stock, respectively.

We have received a total of $6.4 million in license and milestone payments under the terms of the Development Agreement from inception to September 30, 2006. These payments are recognized as revenue over the estimated product development period for the corresponding product, which we estimate will end at various points through December 31, 2010. We continuously review the status of the remaining development milestones and, where appropriate, have renegotiated the development requirement and payment terms. We do not believe that these renegotiations will have a material adverse effect on the Company’s product development or financial position. We expect to receive the remaining $4.1 million in development milestone payments over the next three to five years.

The following table breaks out the revenue from related parties recognized over the three and nine month periods ended September 30, 2006 and September 30, 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Contract and milestone revenue from related party	$137	$240	$537	$820
Product revenue from related party	659	483	1,373	1,098

	$796	$723	$1,910	$1,918

(13) Supplemental expense information

The supplemental expense information below provides additional information about the amounts recorded as research and development expenses and general and administrative expenses in the accompanying statements of operations:

Research and development expenses

Research and development expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Salaries, benefits and taxes	$1,742	$3,049	$4,853	$9,114
Laboratory supplies and expenses	117	105	478	603
Instrument development costs	131	67	543	452
Clinical trial expense	240	983	1,020	2,942
Contracted research costs	190	205	454	651
Depreciation expense	290	427	936	1,186
Insurance expense	72	172	218	550
All others	347	753	1,005	1,748

	$3,129	$5,761	$9,507	$17,246

Immunicon Corporation and Subsidiaries

Notes to Condensed Consolidated Unaudited Financial Statements

General and administrative expenses

General and administrative expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Salaries, benefits and taxes	$1,646	$1,043	$4,406	$3,199
Depreciation expense	37	75	240	209
Legal and professional fees	556	605	1,545	1,545
Insurance expense	63	48	221	133
All others	381	293	1,089	995

	$2,683	$2,064	$7,501	$6,081

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information contained in this quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often preceded by words such as “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “assume,” “will” and similar expressions. We caution investors not to place undue reliance on the forward-looking statements contained in this report. Forward-looking statements included in this report relate to financing and capital needs and resources, product development, our relationship with Twente University, our relationship with Veridex, research, development and sales based milestones and related payments from Veridex, expansion of research and development activities and increases in research and development costs, instrument system and platform improvement activities and costs, expansion of clinical trials and related costs, use of IPO net proceeds and other funds, and other statements regarding matters that are not historical facts. Forward-looking statements speak only as of the date of this report, reflect management’s current expectations and involve certain factors, such as risks and uncertainties, that may cause actual results to be far different from those suggested by our forward-looking statements. These factors include, but are not limited to, risks associated with our dependence on Veridex; our capital and financing needs; research and development and clinical trial expenditures; commercialization of our product candidates; our ability to use licensed products and to obtain new licenses from third parties; our ability to manage growth; obtaining necessary regulatory approvals; reliance on third party manufacturers and suppliers; reimbursement by third party payors to our customers for our products; compliance with applicable manufacturing standards; the ability to earn license and milestone payments under our agreement with Veridex; retaining key management or scientific personnel; delays in the development of new products or to planned improvements to our products; effectiveness of our products compared to competitors’ products; protection of our intellectual property and other proprietary rights; conflicts with the intellectual property of third parties; product liability lawsuits that may be brought against us; labor, contract or technical difficulties; competitive pressures in our industry; other risks and uncertainties discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and elsewhere in this report; and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

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

In October 2004, we launched our initial cancer diagnostic products which had received FDA clearance in January 2004. We operate in one business segment, have our principal offices in Huntingdon Valley, Pennsylvania, and maintain a small research laboratory in the Netherlands.

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

We have incurred substantial losses since our inception. We anticipate incurring additional losses over at least the next several years. Substantial financing will be needed by us to fund our operations and to continue to commercially develop our product candidates. There is no assurance that such financing will be available when needed. Our operations are subject to certain additional risks and uncertainties including, among others, dependence on Veridex to market our cancer diagnostic product candidates, the uncertainty of

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

product development (including clinical trial results), regulatory clearance and approval, supplier and manufacturing dependence, competition, reimbursement availability, dependence on exclusive licenses and other relationships, uncertainties regarding patents and proprietary rights, dependence on key personnel and other risks related to governmental regulations and approvals. We believe, however, that cash, cash equivalents, short term investments and borrowing available under our line of credit at September 30, 2006 will be sufficient to maintain operations through at least September 30, 2007.

Veridex collaboration

We expect that the majority of our revenues from product sales for at least the years 2006 and 2007 will be derived from our relationship with Veridex. Our Development Agreement with Veridex provides Veridex with exclusive worldwide rights to commercialize cell analysis products based on our technologies in the field of cancer. Veridex received 510(k) clearance from the FDA for the use of the CellSearch Circulating Tumor Cell Kit in the management of metastatic breast cancer on January 21, 2004 and for the CellSearch Circulating Tumor Cell Control Kit in September 2004. In addition, in September 2006, we announced that we had achieved our primary and secondary endpoints in our pivotal clinical trial in the management of metastatic colorectal cancer. Commercialization of this clinical indication is subject to a number of factors, including but not limited to clearance for sale by the FDA. We are responsible for all cellular research and development, including the costs of clinical development. Upon any sale by Veridex of certain of our products, including reagents, test kits, consumable products and disposable items, Veridex is obligated to pay us approximately 30% of net sales.

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

We sold 45 instruments (25 cell analyzers and 20 CellTracks® AutoPrep® systems) in the first nine months of 2006 and 30 instruments (17 cell analyzers and 13 CellTracks® AutoPrep® systems) in the first nine months of 2005. In the first nine months of 2006, 39 instruments were sold to third party customers. Five of the CellTracks® Analyzers II sold in the first nine months of 2006 were part of an upgrade program from the first generation CellSpotter® analyzer system as compared to five in the prior year period. In the first nine months of 2005, thirteen of the instruments sold were purchased by Veridex for funded research centers and 17 were sold to third party customers. Instrument sales to Veridex are recorded in “Revenues from related party” in the consolidated statement of operations.

We recorded $3.0 million and $1.6 million in revenue from the sale of instrument products for the nine month periods ended September 30, 2006 and September 30, 2005, respectively, and $1.0 million and $0.7 million for the three month periods ended September 30, 2006 and September 30, 2005, respectively.

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We recorded $1.2 million and $365,000 in revenue from the sale of reagent products for the nine month periods ended September 30, 2006 and September 30, 2005, respectively, and $488,000 and $153,000 for the three month periods ended September 30, 2006 and September 30, 2005, respectively.

We provide certain services to pharmaceutical companies to aid in their drug research and development. We record revenue from these services as part of service revenue on our consolidated statement of operations. We recorded $924,000 and $274,000 in service revenue for the nine month periods ended September 30, 2006 and September 30, 2005, respectively, and $247,000 and $174,000 in service revenue for the three month periods ended September 30, 2006 and September 30, 2005, respectively.

We have received a total of $6.4 million in license and milestone payments under the terms of the Development Agreement from inception to September 30, 2006 and have recorded $5.7 million as milestone and license revenue to date. Cash received related to these milestones is being recognized as revenue over the estimated product development period for the corresponding product, which we estimate will end at various points through December 2010. We continuously review the status of the remaining development milestones and, where appropriate, renegotiate the development requirement and payment terms. We do not believe that these renegotiations have had or will have a material adverse effect on our product development or financial position.

As of September 30, 2006, we can receive up to an additional $4.1 million in license and milestone payments from Veridex for research-related milestones. We estimate that we will earn these license revenues from research milestones over the next three to five years. Therefore, we expect that the trend associated with license revenue will fluctuate. Also, we expect to continue to invest in research and development, particularly in clinical trials and manufacturing development and therefore we do not believe that these expenses will correspond to the periods wherein which we expect to earn the milestone revenue referenced above.

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

We recognized $575,000 and $823,000 as milestone and other license related revenue in the nine months ended September 30, 2006 and September 30, 2005, respectively, and $174,000 and $241,000 in the three months ended September 30, 2006 and September 30, 2005, respectively.

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

Stock-based compensation expenses

As described under the heading “Critical Accounting Policies” below, on January 1, 2006, we adopted SFAS 123R, and began reporting expenses associated with all forms of equity compensation granted, which includes stock options, employee stock purchase plan and restricted shares, now referred to as nonvested stock. The charges related to equity compensation are allocated among all expense components depending on the department of the employee receiving the equity compensation.

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

Interest income and expense

Interest income consists of interest earned on our cash, cash equivalents and investments. Investment holdings as of September 30, 2006 consist primarily of mortgage back notes, federal agency notes and investment grade debt securities. We have the intent and the ability to hold all of our debt securities until maturity and have recorded them at amortized cost. Interest expense consists of interest incurred on debt financings.

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

In connection with the commercial distribution of our products, we also have obtained trademark registrations in the US for “Immunicon” and the Immunicon logo. Trademark registrations were also obtained for “CellSave”, “CellTracks”, “CellSpotter”, “Magnest”, “AutoPrep”, the CellTracks AutoPrep System logo, and the CellSpotter Analyzer logo by Immunivest Corporation, our wholly owned subsidiary. We have filed a number of trademark registration applications in preparation for commercial distribution activities with respect to future products. Much of the proprietary software and related information utilized in our instrument systems is protected by the copyright rights or by rights that we have licensed.

We devote significant resources to obtaining, enforcing and defending patents and other intellectual property and protecting our other proprietary information.

We have a portfolio of issued patents and patent applications, which we believe provides patent coverage for our proprietary technologies and products. As of October 26, 2006, our intellectual property estate consisted of 159 issued patents or patent applications as follows: 35 issued US patents, 21 US non-provisional patent applications, 5 US provision patent applications, 23 foreign patents, 63 foreign patent applications at various national stages and 12 foreign patents applications not at the national stage.

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

In accordance with the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure about Critical Accounting Policies, we have determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2006.

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

In accordance with SAB 104, up-front non-refundable license fees are recorded as deferred revenue and recognized over the estimated development period. From August 2000 through September 30, 2006, we have received $6.4 million in license and milestone payments from Veridex. License and milestone payments are deferred and amortized on a straight-line basis over the product development period as defined for each specific product. Amounts received as reimbursement for research and development expenses are recorded as a reduction in research and development expense as the related costs are incurred.

Inventory capitalization

In October 2004, we initiated sales for in vitro diagnostic use of our initial cancer diagnostic products which had received FDA clearance in January 2004. We determined that this represented the initiation of the commercialization of our products. We completed our first instrument sale to a third party laboratory customer during the fourth quarter of 2004. Therefore, effective October 1, 2004, we adopted a policy for capitalizing inventory and recognizing cost of sales. Prior to October 1, 2004, all costs associated with manufacturing were included in research and development expenses. In the fourth quarter of 2004, we began to capitalize in inventory the cost of manufactured products for commercial sale and to expense such costs as cost of products sold at the time of sale. However, during 2005, as we sold that portion of our existing inventory that had previously been expensed as part of research and development expenses, we recognized manufacturing revenue with minimum corresponding cost. Therefore, for this reason we anticipate that our gross margin on sales of our instruments and reagents will not be comparable from quarter to quarter during 2006 when compared to 2005.

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

Stock-based compensation recorded in the nine months of 2006 is based on awards that are expected to vest and therefore have been reduced for estimated forfeitures. SFAS 123R require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimates. Forfeitures were based on historical experience.

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

Accounting for income taxes

We must make significant management judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At September 30, 2006, we recorded a full valuation allowance of $53.2 million against our net deferred tax asset balance, due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or if we adjust these estimates in future periods we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

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

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three months ended September 30, 2006 and September 30, 2005

Revenue

We segregate revenue into product revenue, which includes instrument and reagent and other product revenue, service revenue and license and milestone revenue. We further identify related party revenue where indicated.

	Three Months Ended September 30,
Revenue (dollars in thousands)	2006	2005
Product revenue including product revenue from related party:
Instrument revenue:
Related party	$263	$347
Other	763	368
Reagents and other product revenue:
Related party	396	136
Other	92	17

Total product revenue	$1,514	$868

Service revenue	247	174
License and milestone revenue:
Related party	137	240
Other	37	1

Total revenue	$1,935	$1,283

	Three months ended September 30,
Instrument sales	2006	2005
CellTracks Analyzer II
Veridex	2	5
Third party customers	5	2
CellSpotter Analyzer
Veridex	—	—
Third party customers	—	2

Total analyzers sold	7	9

CellTracks AutoPrep Systems
Veridex	2	—
Third party customers	5	5

Total AutoPreps sold	7	5

We recorded $1.5 million in product revenue in the three months ended September 30, 2006 of which $659,000 was earned from Veridex, a related party. We recorded $868,000 in product revenue in the three month period ended September 30, 2005, of which $483,000 was earned from Veridex. Instrument revenue increased $311,000, or 44%, to $1.0 million from $715,000 in the quarter ended September 30, 2005. We sold 14 instruments in the three month period ended September 30, 2006 and 14 in the three month period ended September 30, 2005. We sold five CellTracks Analyzer II systems as part of an upgrade program from the first generation CellSpotter analyzer system in the three month period ended September 30, 2005. These CellTracks Analyzer II systems were sold below cost as part of a program to encourage upgrade of the first generation CellSpotter Analyzers. Reagent and other product revenue increased $335,000, or 219%, to $488,000 in the third quarter of 2006 as compared to the quarter ended September 2005. As we place more of our instruments in the field, we anticipate that our reagent and other product revenue will increase.

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Service revenue was $247,000 and $174,000 in the three months ended September 30, 2006 and 2005, respectively. The primary source of our service revenue to date has been from our contract with Pfizer. In March 2006, we announced an extension of our agreement with Pfizer under which we collaborate with Pfizer to aid their efforts to develop and evaluate the effectiveness of new drug candidates. In the third quarter of 2006, we entered into laboratory service agreements with several pharmaceutical companies, including AstraZeneca UK Limited, or AstraZeneca, and MolMed S.p.A, or MolMed. We expect to continue to add additional customers to this category in future periods.

License and milestone revenue from related party decreased by $103,000 to $137,000 for the three months ended September 30, 2006 from $240,000 for the three months ended September 30, 2005. Since inception to September 30, 2006, we received $6.4 million in license and milestone receipts under our Development Agreement with Veridex. License and milestone receipts have been deferred and are amortized on a straight-line basis over the product development period as defined for each specific product.

In March 2006, we and Veridex agreed that we had successfully completed the criteria for participation in a study in which we act as the central testing laboratory for conducting circulating tumor cell testing and analysis of study patients using CellSearch reagents and Veridex made a $250,000 milestone payment to us. We will recognize this revenue over the life of the study, which we estimate will conclude in the fourth quarter of 2010.

On March 1, 2005, we and Veridex agreed that we had successfully completed the criteria for a milestone relating to the enrollment of the first patient into the bone marrow study and Veridex paid us $334,000. We recognized this receipt as revenue over the life of the bone marrow study which we estimate was completed in the second quarter of 2006.

We entered into a research development agreement with AstraZeneca in the third quarter of 2006. We will receive funds, upon acceptance by AstraZeneca, for our development work at various times during this agreement. These payments are recognized as revenue over the development period, which is anticipated to be nine months. We have recognized $37,000 from this contract.

As a result of the above, total revenue increased by $652,000 to $1.9 million in the three months ended September 30, 2006 compared to $1.3 million in the corresponding period of 2005.

Costs of goods sold

Costs of goods sold increased to $1.9 million in the three months ended September 30, 2006 from $835,000 in the corresponding period of 2005. This is the result of the fact that we began recording costs of goods sold and capitalizing inventory in October 2004 after the launch of our initial in vitro diagnostic products. Prior to that time, all products and inventory material purchases were recorded as research and development expense, principally laboratory supplies. As a result, approximately $290,000 of product revenue in the third quarter of 2005 had no corresponding cost of goods sold. In addition, effective on October 1, 2005, we ceased to be a development stage company. Certain costs related to manufacturing in 2005 that were recorded as research and development expense are now being applied directly to costs of goods sold. Therefore the cost of goods sold for 2006 and 2005 are not comparable. Also, during 2006, we began outsourcing certain activities related to the manufacture of instruments. We are in the process of reducing our internal manufacturing costs but this transition process has resulted in some limited duplicate instrument cost of goods sold. These costs should be reduced once the outsourcing process is completed. This process is expected to be completed before the end of 2006.

Research and development expenses

Research and development expenses decreased by $2.7 million, or 46%, to $3.1 million in the third quarter of 2006 from $5.8 million in the corresponding quarter of 2005. This reduction is a result of a number of factors, including a reorganization which we implemented in August 2005 whereby we reduced staff by approximately 25% and reduced other expenses. The effect of this workforce reduction accounts for approximately $684,000 of this decrease. In addition, in the fourth quarter of 2005, we ceased reporting as a development stage company. Therefore, a portion of the manufacturing costs which were previously recorded as research and development expenses are now fully allocated to cost of good sold. This re-allocation accounts for $626,000 of the reduction in research and development expenses.

Clinical trial expenses decreased in the third quarter of 2006 by $743,000 to $240,000 from $983,000 in the third quarter of 2005. We initiated a clinical trial for the monitoring of metastatic colorectal cancer in the second quarter of 2004. In January 2005, based on

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

encouraging interim data, we decided to increase the number of patients to be included in the trial from the original trial size of 200 patients up to 400. We increased our enrollment efforts in order to attempt to complete our patient enrollment by December 31, 2005. Also, in October 2004, we initiated a pivotal clinical trial for the monitoring of metastatic prostate cancer. As the patient accrual for both trials was substantially completed at December 31, 2005, our clinical trial expenditures decreased significantly in the third quarter of 2006 compared to the corresponding period in 2005. In September 2006, we announced that we had achieved our primary and secondary endpoints in our pivotal clinical trial in the management of metastatic colorectal cancer. Commercialization of this clinical indication is subject to a number of factors, including but not limited to clearance for sale by the FDA. We anticipate that we will submit the data from the trial to the FDA in the first quarter of 2007.

Depreciation expense decreased in the third quarter of 2006 by $137,000 to $290,000 from $427,000 in the third quarter of 2005. This decrease was the result of certain manufacturing costs now allocated directly to cost of goods sold, as noted above.

Insurance expenses decreased by $100,000 in the third quarter of 2006 over the same period in 2005 due principally to a decrease in directors’ and officers’ insurance premium in the current year.

A summary of the principal components of our research and development costs for the three months ended September 30, 2006 and September 30, 2005 are shown below:

	Three months ended September 30,
Research and development expenses (in thousands)	2006	2005
Salaries, benefits and taxes	$1,742	$3,049
Laboratory supplies and expenses	117	105
Instrument development costs	131	67
Clinical trial expenses	240	983
Contracted research costs	190	205
Depreciation expense	290	427
Insurance expense	72	172
All others	347	753

Total research and development expenses	$3,129	$5,761

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

General and administrative expenses

General and administrative expenses increased by $619,000, or 30%, to $2.7 million in the third quarter of 2006 from $2.1 million in the third quarter of 2005. $336,000 of this increase is due to certain non-recurring expenses related to the relocation of our Chief Executive Officer, Byron Hewett.

In August 2006, the Compensation Committee of our Board of Directors, or the Committee, approved a change to the compensation of Mr. Hewett. In order to facilitate Mr. Hewett’s relocation from his home in New York to the Philadelphia area, the Committee unanimously approved the engagement of a relocation company to aid Mr. Hewett in the sale of his home in New York. The agreement between the relocation company and us provides that the relocation company would provide Mr. Hewett with marketing assistance in the sale of his New York home. The agreement further provides that, at Mr. Hewett’s option, the relocation company would purchase the home from Mr. Hewett at fair market value and include the home in its inventory for sale. We will reimburse the relocation company for expenses related to the purchase and sale of Mr. Hewett’s New York home, including any loss on the sale incurred by the relocation company. Mr. Hewett exercised this option in October 2006 and the relocation company is now seeking to sell the home.

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, we have separately agreed to reimburse Mr. Hewett for costs associated with the search for and closing on the purchase of his new home in the Philadelphia area. Lastly, we have agreed to reimburse Mr. Hewett for costs associated with the shipment of his household goods into his new home. The reimbursement payments to Mr. Hewett will also include the amount of Mr. Hewett’s anticipated United States Federal income tax liability with respect to such reimbursements and with respect to the payments to the relocation company.

We anticipate that the reimbursements to Mr. Hewett and the payments to the relocation company will aggregate between $336,000 and $450,000 but actual costs will depend on a number of factors, including the final sale proceeds of Mr. Hewett’s home in New York. As of September 30, 2006, we have recorded $336,000 for these expenses.

In addition, salary-related costs increased by $247,000 in the third quarter of 2006, due principally to stock-based compensation expense as result of the adoption of SFAS 123R and the issuance of nonvested shares.

A summary of the principal components of our general and administrative expenses for the three months ended September 30, 2006 and September 30, 2005 are shown below:

	Three months ended September 30,
General and administrative expenses (in thousands)	2006	2005
Salaries, benefits and taxes	$1,646	$1,043
Depreciation	37	75
Legal and professional fees	556	605
Insurance expense	63	48
Other	381	293

Total general and administrative expenses	$2,683	$2,064

Interest and other income

Interest income and other income decreased by $62,000, or 15%, to $367,000 in the quarter ended September 30, 2006 from $429,000 in the quarter ended September 30, 2005. This decrease in interest income was primarily a result of lower average cash balance available for investment in 2006 compared to 2005 which was somewhat offset by an increase in the average interest rate on invested cash and cash equivalents.

Interest expense

Interest expense decreased by $24,000, or 20%, to $98,000 for the third quarter of 2006 from $122,000 for the third quarter of 2005. The decrease was due to lower average debt outstanding in the third quarter of 2006 compared to the third quarter of 2005.

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

Stock-based compensation expenses were $502,000 and $347,000 for the three months ended September 30, 2006 and September 30, 2005, respectively. Stock-based compensation expense is recorded as a component of either cost of goods sold, research and development expense or general and administrative expense, The allocation is dependent on the expense category where the employee who holds the stock option is assigned. A summary of the stock-based compensation is shown below.

	Three Months Ended September 30,
Stock-based compensation expenses included in: (in thousands)	2006	2005
Cost of goods sold	$16	$—
Research and development expenses	145	253
General and administrative expenses	341	94

Total stock-based compensation expenses	$502	$347

Income Taxes

We have incurred net operating losses since our inception and have consequently not paid any federal, state or foreign taxes. As of September 30, 2006, we had approximately $128.6 million of net operating loss carryforwards and approximately $5.1 million in research and development tax credit carryforwards available to offset future regular and alternative taxable income. If not utilized, these net operating loss carryforwards and tax credits will begin to expire in 2018. If we do not achieve profitability, we may lose our net operating loss carryforwards. In addition, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in our ownership occur. We are currently not subject to these limitations.

Net loss and net loss per common share

The net loss of $5.6 million in the third quarter of 2006 was $1.5 million, or 21%, lower than the loss of $7.1 million in the third quarter of 2005. As the result, the net loss per common share of $0.20 in the third quarter of 2006 was $0.06 per share lower than the loss per common share of $0.26 in the third quarter of 2005. Weighted average common shares outstanding during the three months ended September 30, 2006 were approximately 27.6 million compared to 27.5 million for the same period of 2005.

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine months ended September 30, 2006 and September 30, 2005

Revenue

We segregate revenue into product revenue which includes instrument and reagent and other product revenue, service revenue and license and milestone revenue. We further identify related party revenue where indicated.

	Nine Months Ended September 30,
Revenue ( in thousands)	2006	2005
Product revenue including product revenue from related party:
Instrument revenue:
Related party	$422	$788
Other	2,609	847
Reagents and other product revenue:
Related party	951	310
Other	234	55

Total product revenue	$4,216	$2,000

Service revenue	924	274
License and milestone revenue:
Related party	537	820
Other	38	3

Total revenue	$5,715	$3,097

	Nine months ended September 30,
Instrument sales	2006	2005
CellTracks Analyzer II
Veridex	2	5
Third party customers	20	2
CellSpotter Analyzer
Veridex	1	4
Third party customers	2	6

Total analyzers sold	25	17

CellTracks Autoprep Systems
Veridex	3	4
Third party customers	17	9

Total Autoprep sold	20	13

We earned $4.2 million in product revenue for the nine months ended September 30, 2006, including $3.0 million in instrument revenue and $1.2 million in reagent and other product revenue. We earned $2.0 million in product revenue in the nine months ended September 30, 2005, including $1.6 million in instrument revenue and $365,000 in reagent and other product revenue. We sold 45 instruments, including 25 analyzers (22 CellTracks Analyzers II and three CellSpotter Analyzer Systems) and 20 AutoPreps, in the nine month period ending September 30, 2006. We sold 30 instruments, including 17 analyzers (seven CellTracks Analyzers II and ten CellSpotter Analyzer Systems) and thirteen AutoPreps in the nine month period ending September 30, 2005. Of the 22 CellTracks Analyzer II we sold in the current period, five were upgrades from the first generation CellSpotter Analyzer System. Of the seven CellTracks Analyzer II sold in the prior year period, five were upgrades. These upgrades to CellTracks Analyzer II systems were sold below cost as part of a program to encourage upgrade of the first generation CellSpotter Analyzers.

Service revenue was $924,000 and $274,000 in the nine months ended September 30, 2006 and September 30, 2005, respectively. The service revenue was earned primarily from our contract with Pfizer. In March 2006, we announced an extension of our agreement

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

with Pfizer under which we collaborate with Pfizer to aid their efforts to develop and evaluate the effectiveness of new drug candidates. The collaboration began in February 2003 and has been amended over time. In the third quarter 2006, we entered into additional laboratory service agreements with several pharmaceutical companies, including AstraZeneca and MolMed. We expect to continue to add additional customers to this category in future periods.

License and milestone revenue from related party decreased by $283,000 to $537,000 for the nine months ended September 30, 2006 from $820,000 for the corresponding 2005 period. Since inception to September 30, 2006, we received $6.4 million in license and milestone receipts under our Development Agreement with Veridex. License and milestone receipts have been deferred and are amortized on a straight-line basis over the product development period as defined for each specific product.

In March 2006, we and Veridex agreed that we had successfully completed the criteria for participation in a study in which we act as the central testing laboratory for conducting circulating tumor cell testing and analysis of study patients using CellSearch reagents and Veridex made a $250,000 milestone payment to us. We will recognize this revenue over the life of the study, which we estimate will conclude in the fourth quarter of 2010.

In March 2005, we and Veridex agreed that we had successfully completed the criteria for a milestone relating to the enrollment of the first patient into the bone marrow study and Veridex paid us $334,000. We recognized this receipt as revenue over the estimated life of the bone marrow study, which was completed in the second quarter of 2006.

Therefore, total revenue increased by $2.6 million to $5.7 million in the nine months ended September 30, 2006 compared to $3.1 million in the corresponding period in 2005.

Costs of goods sold

Costs of goods sold increased $4.3 million to $5.9 million in the nine months ended September 30, 2006 from $1.6 million in the corresponding period of 2005. We reported a loss on product and service sales of $757,000 for the nine months ended September 30, 2006 compared to a gross profit on product sales of $629,000 in the corresponding period of 2005. This is the result of a few key factors. First, we began capitalizing inventory-related costs in the fourth quarter of 2004. Prior thereto, all product and inventory material purchases were recorded as research and development expense, principally as laboratory supplies. In the nine months ended September 30, 2005 much of the materials typically recorded as cost of goods sold had been purchased and expensed in a prior period and, as a result, $927,000 of the product revenue was reported without a corresponding cost of goods sold. Secondly, effective on October 1, 2005, we ceased to be a development stage company. Therefore, certain costs related to the manufacturing that were recorded as research and development expenses in 2005 are being recorded as costs of goods sold in 2006. Finally, during 2006, Immunicon began outsourcing certain activities related to the manufacture of instruments. Immunicon is in the process of reducing its internal manufacturing costs but this transition process resulted in some limited duplicate instrument cost of goods sold in 2006. These costs should be reduced once the outsourcing process is completed. This process is expected to be completed before the end of 2006. Therefore, we believe that the cost of goods sold for 2006 and 2005 are not comparable.

Research and development expenses

Research and development expenses for the nine months ended September 30, 2006 decreased $7.7 million to $9.5 million, compared to $17.2 million in the corresponding period of 2005. Overall decreases in the current period are principally the result of the reduction in staff and other expense reductions, which were completed in August of 2005 in order to align costs with our commercialization strategy and revenue growth. The effect of the staff reduction accounts for approximately $2.4 million of the reduced costs. In addition, effective on October 1, 2005, we ceased to be a development stage company. Therefore, prior year quarters included certain manufacturing support costs that were recorded as part of research and development expenses. Since then, a majority of the manufacturing department costs are applied directly to operations or costs of goods sold. These costs represented approximately $1.9 million of the decrease in research and development expenses. In addition, the portion of stock-based compensation expenses recognized as part of research and development salaries was $610,000 lower in the nine months period ended September 30, 2006 compared to the corresponding period in 2005.

Clinical trial expenses decreased in the nine months ended September 30, 2006 by $1.9 million to $1.0 million from $2.9 million in the corresponding period of 2005. In the second quarter of 2004, we initiated a clinical trial for the monitoring of metastatic colorectal cancer. In January 2005, based on encouraging interim data, we decided to increase the number of patients to be included in the trial

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

from the original trial size of 200 patients up to 400. Also, in October 2004, we initiated a pivotal clinical trial for the monitoring of metastatic prostate cancer. As of January 2006, we were substantially complete with the patient accrual of both of these clinical trials and therefore our trial expenses have decreased in 2006 compared to 2005. In September 2006 we announced that we had achieved our primary and secondary endpoints in our pivotal clinical trial in the management of metastatic colorectal cancer. Commercialization of this clinical indication is subject to a number of factors, including but not limited to clearance for sale by the FDA. We anticipate that we will submit the data from the trial to the FDA in the first quarter 2007.

Contracted research costs were $197,000 lower in the nine months ended September 30, 2006 than in the corresponding period of 2005. In the prior year period, we were incurring costs leading up to the June 2005 launch of our CellTracks Analyzer II. These costs have also declined as a result of the staff and other cost reductions which were implemented in August 2005.

Depreciation expense decreased in the nine months ended September 30, 2006 by $250,000 to $936,000 from $1.2 million in the corresponding period of 2005. This decrease was the result of certain manufacturing department costs which are now allocated directly to operations, as discussed above.

Insurance expenses decreased by $332,000 in the nine months ended September 30, 2006 over the same period of 2005 related principally to the decrease in directors’ and officers’ liability insurance expense in 2006.

A summary of the principal components of our research and development costs for the nine months ended September 30, 2006 and September 30, 2005 are shown below:

	Nine months ended September 30,
Research and development expenses (in thousands)	2006	2005
Salaries, benefits and taxes	$4,853	$9,114
Laboratory supplies and expenses	478	603
Instrument development costs	543	452
Clinical trial expenses	1,020	2,942
Contracted research costs	454	651
Depreciation expense	936	1,186
Insurance expense	218	550
All others	1,005	1,748

Total research and development expenses	$9,507	$17,246

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

General and administrative expenses

General and administrative expenses increased by $1.4 million, or 23%, to $7.5 million in the nine months ended September 30, 2006 from $6.1 million in the corresponding period of 2005. Salary-related costs increased by $1.2 million in the nine months ended September 30, 2006, due principally to approximately $783,000 to non-cash compensation charges associated with the adoption of SFAS 123R and issuance of restricted shares.

In August 2006, the Committee approved a change to the compensation of Mr. Hewett. In order to facilitate Mr. Hewett’s relocation from his home in New York to the Philadelphia area, the Committee unanimously approved the engagement of a relocation company to aid Mr. Hewett in the sale of his home in New York. The agreement between the relocation company and us provides that the

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

relocation company will provide Mr. Hewett with marketing assistance in the sale of his New York home. The agreement further provides that, at Mr. Hewett’s option, the relocation company will purchase the home from Mr. Hewett at fair market value and include the home in its inventory for sale. We will reimburse the relocation company for expenses related to the purchase and sale of Mr. Hewett’s New York home, including any loss on the sale incurred by the relocation company. Mr. Hewett exercised this option in October 2006 and the relocation company is now seeking to sell the home.

In addition, we have separately agreed to reimburse Mr. Hewett for costs associated with the search for and closing on the purchase of his new home in the Philadelphia area. Lastly, we have agreed to reimburse Mr. Hewett for costs associated with the shipment of his household goods into his new home. The reimbursement payments to Mr. Hewett will also include the amount of Mr. Hewett’s anticipated United States Federal income tax liability with respect to such reimbursements and with respect to the payments to the relocation company.

We anticipate that the reimbursements to Mr. Hewett and the payments to the relocation company will aggregate between $336,000 and $450,000 but actual costs will depend on a number of factors, including the final sale proceeds of Mr. Hewett’s home in New York. As of September 30, 2006, we have recorded $336,000 for these expenses.

A summary of the principal components of our general and administrative expenses for the nine months ended September 30, 2006 and September 30, 2005 are shown below:

	Nine Months Ended September 30,
General and administrative expenses (in thousands)	2006	2005
Salaries, benefits and taxes	$4,406	$3,199
Depreciation	240	209
Legal and professional fees	1,545	1,545
Insurance expense	221	133
Other	1,089	995

Total general and administrative expenses	$7,501	$6,081

Interest and other income

Interest and other income increased by $182,000, or 18%, to $1.2 million in the nine months ended September 30, 2006 from $1.0 million in the corresponding 2005 period. The increase in interest income was primarily a result of the increases in interest rates on invested funds over the past year.

Interest expense

Interest expense decreased by $53,000, or 14%, to $314,000 for the nine months ended September 30, 2006 from $367,000 for the corresponding period in 2005. The decrease was due to lower average debt outstanding in the nine months ended September 30, 2006 compared to the corresponding period in 2005.

Stock-based compensation expenses

Stock-based compensation expenses were $1.4 million and $1.1 million for the nine months ended September 30, 2006 and September 30, 2005, respectively. Stock-based compensation expense is recorded as a component of either cost of goods sold, research and development expense or general and administrative expense depending on the corresponding department of the related employee.

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

A summary of the stock-based compensation is shown below.

	Nine Months Ended September 30,
Stock-based compensation expenses included in (in thousands):	2006	2005
Cost of goods sold	$44	$—
Research and development expenses	259	870
General and administrative expenses	1,055	272

Total stock-based compensation expenses	$1,358	$1,142

Income taxes

We have incurred net operating losses since our inception and have consequently not paid any federal, state or foreign taxes. As of September 30, 2006, we had approximately $128.6 million of net operating loss carryforwards and approximately $5.1 million in research and development tax credit carryforwards available to offset future regular and alternative taxable income. If not utilized, these net operating loss carryforwards and tax credits will begin to expire in 2018. If we do not achieve profitability, we may lose our net operating loss carryforwards. In addition, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in our ownership occur. We are currently not subject to these limitations.

Net loss and net loss per common share

The net loss of $16.3 million in the nine months ended September 30, 2006 was $4.9 million, or 23%, lower than the loss of $21.2 million in the nine months ended September 30, 2005. As the result, the net loss per common share of $0.59 in the nine months ended September 30, 2006 was $0.27 per share lower than the loss per common share of $0.86 in the prior year period. Weighted average common shares outstanding during the nine months ended September 30, 2006 was approximately 27.6 million compared to 24.7 million for the same period in 2005. We completed the sale of 4.1 million common stock shares in June 2005 thereby increasing the weighted average number of common shares outstanding in the current year period.

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

Cash and short-term investments decreased by $13.6 million in the nine month period ended September 30, 2006 to $29.0 million principally due to funding our net loss of $16.3 million.

We spent $12.8 million for operating activities in the nine months ended September 30, 2006 compared to $19.1 million in same period of 2005. This decrease in cash used for operating activities is primarily the result of expense reductions related to the staff and other cost reductions implemented in the third quarter of 2005.

Our investing activities provided cash of $9.2 million in the nine months ended September 30, 2006. We received net proceeds from the maturities of investments of $9.8 million and purchased $710,000 in capital equipment. In the corresponding period in 2005, we used approximately $1.5 million from investing activities as a result of $3.1 million for purchases of capital equipment and leasehold improvements. These purchases were partially offset by the net proceeds from maturities of our investments of $1.6 million.

Cash decreased by $1.4 million related to our financing activities in the nine months ended September 30, 2006 and increased $18.6 million from the corresponding nine month period in 2005. In June 2005, we received $18.0 million, net of expenses, through the sale

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

of 4.1 million shares of common stock pursuant to shelf registration statement filed on Form S-3 in May 2005. In the nine months ended September 30, 2006, we received $707,000 from borrowings and made principal payments on our debt of $2.3 million. In the corresponding period in 2005, we received $2.8 million from borrowings and made principal payments on our debt of $2.6 million.

We have funded our operations to date principally through the sale of our stock. Our expenditures are primarily for research and development and for other operating expenditures, as well as for purchases of capital equipment and for payments on outstanding indebtedness.

Sales of our common and preferred stock from inception through September 30, 2006 are as follows:

Summary of all sales of common and convertible preferred stock	Year(s)	Number of shares	Price Per share	Net proceeds (in thousands)	Equivalent Common shares
Initial sale of common stock (private)	1984	10,000	$150.00	$1,500	10,000

Convertible preferred stock
Series A	1988	36,350	10.00	364	669,343
Series B	1989	30,000	10.00	300	236,952
Series C	1990	30,000	10.00	300	296,016
Series D	1999, 2004	33,971,098	0.32	10,597	2,216,742
Series E	2000	4,588,612	4.74	21,612	3,059,083
Series F	2001, 2003	13,454,500	4.00	51,942	8,969,677

Initial public offering	2004	6,900,000	8.00	49,427	6,900,000

Sale of common stock (secondary offering)	2005	4,137,902	4.75	17,981	4,137,902

Exercise of options and warrants and other sales of common stock				2,139	1,151,242

				$156,162	27,646,957

As of September 30, 2006, we did not have any off-balance sheet financing arrangements.

The following table summarizes our contractual obligations and related interest charges on lines of credit at September 30, 2006 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due in
Contractual obligations	Total	2006	2007 and 2008	2009 and 2010	After 2010
	(in thousands)
Lines of credit	$4,867	$661	$3,442	$764	$—
Operating leases	3,771	215	1,724	1,579	253
Open purchase order commitments (1)	7,456	7,456	—	—	—

Total contractual obligations	$16,094	$8,332	$5,166	$2,343	$253

(1)	The amounts included in open purchase order commitments are subject to performance under the purchase order by the supplier of the goods or services and do not become our obligation until such performance is rendered. The amount shown is principally for the purchase of materials for our instrument platforms, which we anticipate will be sold by us to customers and for various items such as contingent patient accrual commitments related to our clinical trials. Most patient accrual costs are payable only after successful completion of patient accrual.

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We also have contingent obligations for research and development and clinical trial expenditures under our Development Agreement with Veridex. Specifically, we must pay the first $5.0 million in clinical trial costs for the first cellular analysis product for general population screening for a major cancer, and Veridex is responsible for the next $5.0 million of such clinical trial costs. We have agreed to negotiate in good faith for the allocation of costs in excess of $10.0 million. As of September 30, 2006, we have not incurred any costs related to clinical trials for a product for general population screening and we do not anticipate spending any funds on clinical trials toward such a product through 2006.

The Development Agreement with Veridex provides for a total of up to $10.5 million in non-refundable license and milestone payments related to research and development activities, including up to $1.5 million for the initial license and up to $9.0 million related to the completion of certain instrument and clinical trial milestones. We have received $6.4 million as of September 30, 2006. We have also continuously reviewed the status of the remaining development milestones and, where appropriate, have renegotiated the development requirement and payment terms. We do not believe that these renegotiations will have a material adverse effect on our product development or financial position. We expect to receive the remaining $4.1 million in development milestone payments over the next three to five years.

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

As of September 30, 2006 and December 31, 2005, we had $11.9 million and $12.7 million, respectively, in available credit under our credit agreements. The available borrowing capacity under our SVB credit facility was $8.6 million and expires on December 31, 2006. As of September 30, 2006, the available borrowing capacity under our credit facilities with GECC, was $3.3 million and expires April 30, 2007. We were in compliance with all provisions of our various loans as of and for the nine months ended September 30, 2006 and September 30, 2005. The SVB credit agreement contains certain covenants that require us to, among other things, maintain a certain level of earnings or loss before interest, taxes, depreciation and amortization, maintain a minimum amount of our available funds on deposit with SVB and deliver periodic financial statements and reports within a prescribed timeframe. The credit agreements with SVB and GECC also restrict our ability to among other things, dispose of property (including intellectual property), change our business, ownership, management or business locations, merge with or acquire certain other entities, create or incur certain liens or encumbrances on any of its property, incur or amend the terms of certain indebtedness, engage in transactions with affiliates, declare or pay certain dividends or redeem, retire or purchase shares of any capital stock without their prior approval.

On June 13, 2005, we announced that we, along with the Fox Chase Cance Center, or Fox Chase, were awarded a Small Business Technology Transfer grant totaling approximately $1.1 million from NIH, which extends over two years. The grant payments are paid directly to us. We then remit Fox Chase’s portion to them. Under the terms of the grant we believe that we will be entitled to $475,000 of the grant and that Fox Chase will receive the remainder of $615,000. The NIH grant is intended to fund the development of a new strategy to activiely monitor the effectiveness of cancer drugs in clinical trials. As of September 30,2006, we have received a total of $587,000 of grant proceeds of which we have paid $350,000 to Fox Chase and recorded the remainder of $237,000 as a reduction of research and development expense.

On August 29, 2005, we announced actions to align staff levels and other expenses with our current commercialization strategy and reduced our workforce by approximately 25% of full-time equivalent domestic staff principally in research and development, operations and certain support functions. A significant component of the workforce reduction involved employees who were engaged in platform development programs that were essentially completed, such as our next generation cell analysis platform, the CellTracks Analyzer II™. We also completed development of certain core reagents and ancillary components incorporated in cell analysis kits, most notably the CellSearch™ Circulating Tumor Cell (CTC) Kit, sold by Veridex. We continue to pursue important development projects such as clinical trials in metastatic colorectal and prostate cancer and research and development efforts on circulating endothelial cells and certain molecular analysis products. The clinical trials in metastatic colorectal and prostate cancer are intended to lead to regulatory submissions for expanded claims for the CellSearch CTC Kit. In fiscal year 2006, we recorded $188,000 in accelerated depreciation of certain property and equipment resulting from the termination of the lease of a portion of our office space. We completed the consolidation of office space in the first half of 2006. We had recorded severance expense of $384,000 in the nine months ended September 30, 2005 as a result of the workforce reduction. As of December 31, 2005, all severance costs relating to this workforce reduction had been paid. We have recorded total expense of $647,000 related to the workforce reduction and the accelerated depreciation since we announced these actions in August 2005. These items were recorded in our operating expenses.

In August 2006, the Committee approved a change to the compensation of Mr. Hewett. In order to facilitate Mr. Hewett’s relocation from his home in New York to the Philadelphia area, the Committee unanimously approved the engagement of a relocation company to aid Mr. Hewett in the sale of his home in New York. The agreement between the relocation company and us provides that the relocation company will provide Mr. Hewett with marketing assistance in the sale of his New York home. The agreement further provides that, at Mr. Hewett’s option, the relocation company will purchase the home from Mr. Hewett at fair market value and include the home in its inventory for sale. We will reimburse the relocation company for expenses related to the purchase and sale of Mr. Hewett’s New York home, including any loss on the sale incurred by the relocation company. Mr. Hewett exercised this option in October 2006 and the relocation company is now seeking to sell the home.

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, we have separately agreed to reimburse Mr. Hewett for costs associated with the search for and closing on the purchase of his new home in the Philadelphia area. Lastly, we have agreed to reimburse Mr. Hewett for costs associated with the shipment of his household goods into his new home. The reimbursement payments to Mr. Hewett will also include the amount of Mr. Hewett’s anticipated United States Federal income tax liability with respect to such reimbursements and with respect to the payments to the relocation company.

We anticipate that the reimbursements to Mr. Hewett and the payments to the relocation company will aggregate between $336,000 and $450,000 but actual costs will depend on a number of factors, including the final sale proceeds of Mr. Hewett’s home in New York. As of September 30, 2006, we have recorded $336,000 for these expenses.

Effective August 28, 2006 the Company received certification by the Centers for Medicare and Medicaid Services or CMS to perform laboratory examinations and procedures on human specimens as directed under the Clinical Laboratory Improvement Act or CLIA.

Based on our operating plans, we believe that our available cash and available borrowings under of lines of credit will be sufficient to finance operations and capital expenditures until at least September 30, 2007. Our future capital requirements include, but are not limited to, supporting our research and development efforts and our clinical trials, although we are not obligated to meet any absolute minimum dollar spending requirements under our current operating agreements. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities, our clinical trials and capital requirements related to our commercialization efforts. We had $29.0 million in cash on hand and short term investments, $0.5 million in long-term investments which have a maturity of greater than 12 months and $11.9 million in available lines of credit as of September 30, 2006. We plan to use our cash on hand and our available lines of credit to continue to develop our cancer diagnostic products beyond breast cancer to other types of solid tissue cancers and to explore the uses of our technology in earlier stages of the cancer disease process. Also, we plan to explore development of uses for our technology outside of cancer such as in cardiovascular disease. We plan to use the anticipated funds generated from the sales of our products as well as additional equity or debt-related offerings to finance our future development efforts. We may not be successful in generating sufficient product sales or raising sufficient funds from the sale of equity or debt securities to support the research and development expenses necessary to expand the uses of the technology into other cancers and in non-cancer diseases. In addition, if we are unsuccessful in our product development efforts, additional financing may not be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may elect to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities and this could have a material adverse effect on our financial condition and operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board, or FASB issued Statements of Financial Accounting Standards, or SFAS, No. 157 Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the three categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

In September 2006, the U.S. Securities and Exchange Commission, or SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for the first fiscal year ending on or after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, and filed after the publication of the SAB (September 13, 2006). We assessed the effect of adopting this guidance and determined that there will be no impact on the Company’s consolidated financial statements.

Immunicon Corporation and Subsidiaries

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. FIN 48 requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on our financial position and results of operations has not been finalized.

Effective January 1, 2006, we adopted the provisions of No. 123R Share-Based Payment, or SFAS 123R. Prior to January 1, 2006, we accounted for stock option awards granted under our share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, as permitted by SFAS No. 123 Accounting for Stock-Based Compensation, or SFAS 123. Prior to January 1, 2006, we recorded share-based employee compensation expense in our consolidated statements of operations for the Pre-IPO options and nonvested shares but not for other option grants. Under the modified-prospective-transition method of SFAS 123R, compensation expense recognized during the three and nine months ended September 30, 2006 included: (a) compensation expense for the grants between October 1, 2002 and December 8, 2003 that we issued at exercise prices below the estimated fair value, (b) compensation expense for all share-based awards granted between December 8, 2003 (the date of our first Form S-1 filing with SEC) and December 31, 2005, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (c) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified-prospective-transition method, results for prior periods have not been restated. See Note 2 for further detail on the impact of SFAS 123R on our condensed consolidated financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB 107, which expressed views of the SEC staff regarding the application of SFAS 123R. In April 2005, the SEC issued release No. 33-8568, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement 123(R), or Release No. 33-8568. Among other things, SAB 107 and Release No. 33-8568 provided interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, provided the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies and changed the required adoption date of the standard to beginning with the first interim or annual reporting period of our first fiscal year beginning on or after June 15, 2005.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4, or SFAS 151. SFAS 151 requires all entities to allocate overhead costs to inventory based on a calculation of normal manufacturing capacity. The Statement notes that this calculation “is difficult because of the variety of considerations encountered in the allocation of costs and charges.” This statement is effective for the fiscal years beginning after June 15, 2005. We adopted SFAS 151 beginning with the first quarter of fiscal 2006 and it did not have a material impact on our financial statements.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

We have a limited operating history. We have incurred significant net losses since we began operations in 1983. As of September 30, 2006, we had an accumulated deficit $134.8 million. These losses have resulted primarily from costs incurred in our research and development programs and from our general and administrative expenses. Because our operating expenses may increase in the near term, we will need to generate significant additional revenue to achieve profitability. As we do not as yet have sufficient operating revenue from the sales of our products to offset our losses, we do not expect to have any sufficient operating income from the sale of our products until at least 2008. We will continue to incur research and development and clinical trial expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development efforts, market acceptance and uncertainties concerning the success of sales efforts by us and Veridex, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

Immunicon Corporation and Subsidiaries

Item 6. Exhibits.

10.1**	President and Chief Executive Officer’s Compensation (filed with the Registrant’s Current Report on Form 8-K filed on August 25, 2006 and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

**	Management contract or compensatory plan or arrangement.

Immunicon Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

IMMUNICON CORPORATION

Date: November 8, 2006	By:	/s/ BYRON D. HEWETT
Byron D. Hewett
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2006	By:	/s/ JAMES G. MURPHY
James G. Murphy
Senior Vice President, Finance and Administration,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Immunicon Corporation and Subsidiaries

EXHIBIT INDEX

Number	Description
10.1**	President and Chief Executive Officer’s Compensation (filed with the Registrant’s Current Report on Form 8-K filed on August 25, 2006 and incorporated by reference herein).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

**	Management contract or compensatory plan or arrangement.