Form 10-K
period 2006-12-31
IMMUNICON CORP
filed 2007-03-15
CIK 1083132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number

IMMUNICON CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-2269490
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3401 Masons Mill Road, Suite 100 Huntingdon Valley, Pennsylvania	19006
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 830-0777

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by nonaffiliates of the registrant, was approximately $142.1 million, based on closing price of $5.21 as reported by Nasdaq on June 30, 2006. For purposes of making this calculation only, the registrant has defined affiliates as including all executive officers, directors and beneficial owners of more than 10% of the common stock of the registrant.

The number of shares of the registrant’s Common Stock outstanding as of March 1, 2007 was 27,678,203.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the definitive proxy statement for the registrant’s 2006 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

The information contained in this Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often preceded by words such as “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “assume,” “will” and similar expressions. We caution investors not to place undue reliance on the forward-looking statements contained in this report. Forward-looking statements included in this report relate to financing and capital needs and resources, product development, our relationship with Veridex, LLC, or Veridex, a Johnson & Johnson company, research, development and sales based milestones and related payments from Veridex, expansion of research and development activities and increases in research and development costs, instrument system and platform improvement activities and costs, our relationship with Twente University, and other such institutions and companies with which we have a contractual relationship, expansion of clinical trials and related costs, use of net proceeds from the sale of common stock and other funds, regulatory applications and requests for clearance intend to be submitted and regulatory clearances anticipated to be received and other statements regarding matters that are not historical facts. Forward-looking statements speak only as of the date of this report, reflect management’s current expectations and involve certain factors, such as risks and uncertainties, that may cause actual results to be far different from those suggested by our forward-looking statements. These factors include, but are not limited to, risks associated with our dependence on Veridex, our capital and financing needs and the terms of our existing financing arrangements, research and development and clinical trial expenditures, commercialization of the our product candidates, our ability to use licensed products and to obtain new licenses from third parties, our ability to manage growth, our ability to obtain necessary regulatory approvals, reliance on third-party manufacturers and suppliers, reimbursement by third-party payors to our customers for our products, compliance with applicable manufacturing standards, our ability to earn license and milestone payments under our agreement with Veridex, our ability to retain key management or scientific personnel, delays in the development of new products or to planned improvements to our products, effectiveness of our products compared to competitors’ products, protection of our intellectual property and other proprietary rights, conflicts with the intellectual property of third parties, product liability lawsuits that may be brought against us, labor, contract or technical difficulties, competitive pressures in our industry, other risks and uncertainties discussed under the caption “Risk Factors,” and other risks and uncertainties, as may be detailed from time to time in our public announcements and SEC filings. We do not intend to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements other than as required under the federal securities laws.

Immunicon is a registered trademark of Immunicon Corporation. The Immunicon logo is a registered stylized trademark of Immunicon Corporation. CellSpotter, CellTracks, AutoPrep and MagNest are registered trademarks of Immunivest Corporation, a wholly owned subsidiary of Immunicon Corporation, and CellTracks EasyCount, EasyCount, CellTracks MagNest, CellSave Preservation Tube and CellTracks Analyzer II are trademarks of Immunivest Corporation. The CellTracks Analyzer logo, CellTracks AutoPrep logo and CellSpotter Analyzer logo are registered stylized trademarks of Immunivest Corporation, and the CellTracks MagNest logo is a stylized trademark of Immunivest Corporation. CellSearch is a registered trademark of Johnson & Johnson. All other trademarks appearing in this Annual Report are the property of their respective holders.

Item 1.    Business

Overview

Our business principally involves the development, manufacture, marketing and sale of proprietary cell-based diagnostic and research products and related service activities with a primary focus on cancer. We

Part I

believe that our products can provide significant clinical benefits by giving physicians better information to understand, treat, monitor and diagnose cancer and predict outcomes. Our technologies can identify, count and characterize a small number of circulating tumor cells, or CTCs, and other rare cells present in a blood sample from a patient. We also employ our technologies to provide clinical trial testing services and assay development services to pharmaceutical and biotechnology companies to assist them in developing new therapeutic agents.

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

In March 2004, we began commercialization of products that incorporate our technology for research use only, or RUO, including third-party shipments of the Veridex CellSearch™ Circulating Tumor Cell Kit, the Immunicon CellTracks® AutoPrep® System, and Immunicon CellSpotter® Analyzer. Veridex received 510(k) clearance from the US Food and Drug Administration, or FDA, in January 2004 for in vitro diagnostic, or IVD, use of the Veridex CellSearch Circulating Tumor Cell, or CTC Kit in the management of metastatic breast cancer (breast cancer that has spread beyond the primary breast tumor). Commercialization of our products for IVD use began in October 2004. In June 2005, we announced the release for sale of our new rare cell analysis platform, the CellTracks Analyzer II. This product is the next generation analyzer to our CellSpotter Analyzer. Veridex received FDA clearance in October 2005 for expanded claims for the CellSearch CTC Kit in metastatic breast cancer. In September 2006, we announced that we had succeeded in meeting the endpoints in our clinical trial for use of the CTC Kit in the management of metastatic colorectal cancer. We expect that Veridex will file an application seeking 510(k) clearance from the FDA in 2007 for in vitro diagnostic use. Also, in January 2007, we announced that we had succeeded in meeting the endpoints in our clinical trial for use of the CTC Kit in the management of metastatic prostate cancer. We expect that Veridex will file an application seeking 510(k) clearance from the FDA in 2007 for in vitro diagnostic use.

Our products are primarily intended for use as an integrated system, consisting of kits containing reagents for use with our instruments and other system components that enable physicians, laboratories and research scientists to collect, isolate, label, count and analyze CTCs and other rare cells and their derivative components such as DNA and chromosomes. CTCs can appear in extremely low number, sometimes as few as one or two CTCs in a test tube of blood that contains billions of cells of various types. Our clinical trials suggest that the presence of even a few CTCs in a blood sample is biologically and clinically important, as it predicts progression-free and overall survival and the test may be used as an aid in management of patient therapy.

Our products currently are being sold to hospitals, reference laboratories, large oncology practices, clinical research organizations, or CROs and pharmaceutical/biotechnology companies under the terms of our agreement with Veridex. We have shipped our products to customers in the US, Europe, Japan and Hong Kong. Our customer base includes some of the largest cancer treatment centers in these geographic areas as well as Quest Diagnostics Incorporated and SRL, Inc., the largest reference laboratories in the US and Japan, respectively. Quest Diagnostics Incorporated and SRL, Inc. both have multiple instrument systems installed and offer testing for both CTCs and circulating endothelial cells, or CECs.

From product launch through December 31, 2006, we have shipped 85 cell analyzers (66 CellTracks Analyzer II systems and 19 CellSpotter Analyzers) and 77 CellTracks AutoPrep Systems. From product launch until December 31, 2006, we have recognized revenue from the sale of 74 cell analyzers (50 CellTracks Analyzer II systems and 24 CellSpotter Analyzers) and 63 CellTracks AutoPrep Systems. For the year ended December 31, 2006, we recognized revenue from the sale of 39 cell analyzers (36

Part I

Celltracks Analyzers II and 3 CellSpotter Analyzers) and 33 CellTracks AutoPrep instruments and recorded $5.0 million in instrument sales.

Complete systems are comprised of one cell analyzer and one CellTracks AutoPrep System. Typically, when we ship systems to customers we grant a period of time to allow the customer to evaluate the system and to perform the required validation and training before requiring that the customer purchase the system. Therefore, recognition of revenue related to instrument shipments is typically delayed for a period of several months while customers complete validation of these systems in their laboratories.

A summary of cumulative instrument shipments and instruments sold is included below:

	At year end
Instrument shipments	2006	2005	2004	2003
CellTracks Analyzer II
J&J affiliates	16	8	—	—
Other customers	50	14	—	—

Total CellTracks Analyzer II	66	22	—	—
CellSpotter Analyzer
J&J affiliates	14	14	10	1
Other Customers	5	11	8	—

Total CellSpotter	19	25	18	1
Total Analyzers	85	47	18	1

CellTracks AutoPrep
J&J affiliates	23	17	10	1
Other customers	54	25	8	—

Total CellTracks AutoPreps	77	42	18	1

Instrument sales
CellTracks Analyzer II
J&J affiliates	13	6	—	—
Other customers	37	8	—	—

Total CellTracks Analyzer II	50	14	—	—
CellSpotter Analyzer
J&J affiliates	14	13	9	1
Other customers	10	8	2	—

Total CellSpotter	24	21	11	1
Total Analyzers	74	35	11	1

CellTracks AutoPrep
J&J affiliates	22	15	9	1
Other customers	41	15	2	—

Total CellTracks AutoPreps	63	30	11	1

For the year ended December 31, 2006, we had $1.8 million in reagent revenue from the sale of test kits and other consumable products to Veridex and to third-party customers.

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

Although our current product labeling is limited to metastatic breast cancer, we believe that our products and underlying technology platforms also have other applications in cancer diagnostics, such as for monitoring patients with colorectal and prostate cancers, in the clinical development of cancer drugs and in cancer research. In 2004, we initiated a clinical trial for monitoring patients with colorectal cancer to evaluate the correlation between CTC counts after the initiation of a new line of therapy and the patient’s response as determined by diagnostic imaging techniques such as CT scans. In September 2006, we announced that we had successfully completed this trial and had met the primary endpoint. We expect to submit the data from this trial to the FDA in 2007.

Also in 2004, we initiated a clinical trial to measure the effectiveness of the CTC count in predicting the OS of metastatic prostate cancer patients who were no longer responding to hormone therapy. In

Part I

January 2007, we announced that we had successfully met the primary endpoint for this trial. We expect to submit the data from this trial to the FDA in 2007.

Also, we believe that our proprietary technologies may be used to further analyze CTCs by examining the sub-cellular components of the cells. We are developing techniques to evaluate the DNA and chromosomal material in CTCs. This material may be useful to confirm whether cancer is present when even a single CTC is present in a sample of blood. These techniques also may be important to diagnose cancer earlier in the disease cycle, before metastasis occurs, such as when a patient may be recurring from an earlier cancer episode. We are considering various means of bringing these products to market such as discrete products to be sold directly to customers or as part of our sponsored laboratory service.

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

To support commercialization of products incorporating our technologies in cancer, we entered into a development, license and supply agreement with Veridex in August 2000. Under this agreement Veridex has exclusive worldwide rights within the field of cancer to make and commercialize any cellular analysis products based on our technologies. However, we retain the exclusive right to develop and commercialize cellular analysis products based on our technologies outside the field of cancer on our own or with a commercial partner. Under our agreement with Veridex, Veridex is obligated to pay us a portion of its net sales from reagents, test kits and certain other consumable products and disposable items incorporating our technologies. For the CellSearch Circulating Tumor Cell Kit, which is manufactured by Veridex using our bulk reagents, Veridex is obligated to pay us approximately 30.5% of its net sales. For certain other consumable products, such as specialty marker reagents used in conjunction with the basic kit and manufactured to finished products by us, Veridex pays us a higher percentage of net sales, currently 55%, although that amount may change if Veridex assumes certain manufacturing activities associated with these products in the future. Veridex also is our exclusive sales agent for our instruments in the field of cancer and receives commissions on sales of these instruments.

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

Part I

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

We were incorporated in August 1983 in the Commonwealth of Pennsylvania as Immunicon Corporation. In December 2000, we merged with and into Immunicon Corporation, a Delaware corporation. In March 1999, we obtained $10.6 million in financing from the sale of our convertible preferred stock. As a result, we substantially increased investment in our cancer related products and technologies, hired additional key management team members and redirected our business strategy. Since 1999, we have devoted substantially all of our efforts to the development of our cell analysis platforms and diagnostic and research tools for applications in cancer. In April 2004, we completed an underwritten initial public offering, or IPO, of our common stock. Including the exercise of the underwriters’ over allotment option, we raised approximately $49.4 million, net of fees and other expenses. In June 2005, we sold 4.1 million shares of our common stock at $4.75 per share and received $18.0 million, net of fees and other expenses. In December 2006, we sold $30 million of convertible subordinated notes, or Notes, and received proceeds of $27.3 million, net of fees after deducting the placement agent fees and estimated offering expenses of $2.7 million, $2.5 million of which were paid as of December 31, 2006. The remainder was paid by the end of January 2007. The shares and notes were sold pursuant to a shelf registration statement filed in May 2005. As of December 31, 2006, we have received an aggregate of approximately $184 million from the sale of our equity securities and notes and have generated an accumulated deficit of approximately $142.4 million.

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

Part I

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

We now have demonstrated the clinical usefulness of our products in aiding in the management of breast, colorectal and prostate cancer patients. These represent three of the four cancers which have the highest incidence. We selected breast cancer as the first application of our technologies because it is the most frequently diagnosed cancer among women and there are multiple treatments available for this disease. We believe these treatments need accurate and reliable monitoring tools. The American Cancer Society

Part I

estimates that approximately 2.3 million women alive today in the US have been diagnosed with breast cancer and that, in 2005 approximately 211,000 women will be newly diagnosed and approximately 40,400 women will die from the disease.

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

Part I

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

Our solution

We believe the ability to accurately predict survival in metastatic breast, colorectal and prostate cancer patients with our integrated system represents a potential breakthrough in cancer disease management. We are developing an integrated portfolio of technologies designed to detect, count and characterize the CTCs that are shed into the blood and ultimately cause the cancer to metastasize, or spread. Our clinical trials in metastatic breast, colorectal and prostate cancer indicate that our products provide quantitative and reproducible results that give physicians predictive information to improve patient management. In contrast, certain existing methods such as imaging need at least two separate measurements, typically months apart, to provide predictive results. Future clinical trials in other cancers and earlier in the disease may yield similar data to support the use of CTCs to monitor patients with other types of carcinomas or earlier in the disease process. Additionally, our products are designed to address many of the limitations of existing diagnostic tools.

Part I

Predictive ability to help select and monitor therapy in metastatic disease

Our pivotal clinical trial demonstrated that quantifying CTCs can be an effective tool in predicting the time to disease progression and survival in patients with metastatic breast, colorectal and prostate cancer. Physicians may select a more appropriate cancer therapy based on the presence or absence of CTCs. Our products may also be used to analyze CTCs for the presence of specific genes and proteins. This “real-time biopsy” information may be used to select therapies, such as Genentech’s breast cancer drug, Herceptin, targeted to a specific gene or protein. Today, only a few of these treatments exist, but many drug and biotechnology companies are developing these therapies.

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

Other benefits

We believe that the product marketed by Veridex, the CellSearch Circulating Tumor Cell Kit, offers benefits that other laboratory tests and imaging tools lack. First, CTCs have high clinical specificity, which means that healthy individuals generally have zero detectable CTCs. Also, our products are blood tests and are easier to administer than imaging techniques such as CT scans or MRI scans. We believe our products may result in lower overall cost of monitoring and treating patients compared to MRI, PET, or positron emission tomography, and CT scans, where one set of scans typically costs approximately $1,000 or more, and additionally more than one set of scans may often be required.

We believe that our products can also be applied effectively in the clinical development of new cancer drugs, particularly in early stage clinical trials where it is essential for the pharmaceutical company to

Part I

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

We have successfully completed additional clinical trials for label expansion using the CellSearch Circulating Tumor Kit in metastatic colorectal and prostate cancer. In 2004, we initiated a clinical trial for monitoring patients with colorectal cancer to evaluate the correlation between CTC counts after the initiation of a new line of therapy and the patient’s response as determined by diagnostic imaging techniques such as CT scans. In September 2006, we announced that we had met this endpoint. Also in 2004, we initiated a clinical trial to measure the effectiveness of the CTC count in predicting the OS of metastatic prostate cancer patients who were no longer responding to hormone therapy. In January 2007, we announced that we had met this endpoint, as well. We plan on seeking FDA clearance for these two additional indications in 2007.

In December 2006, we received FDA clearance to market our CellSearch kit as an aid in the monitoring of patients with metastatic breast cancer. The claims state that serial testing for circulating tumor cell count should be used in conjunction with other clinical methods for monitoring breast cancer. A CTC count of 5 or more per 7.5 mL of blood at any time during the course of the disease is predictive of shorter progression-free survival and overall survival.

Part I

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

Expand the applications of our technologies beyond cancer

We offer assay development and clinical trial testing contract services through Immunicon Pharma Services to pharmaceutical and biotechnology companies to aid development of certain of their drugs and therapies. In 2006, we generated $1.2 million in revenue from these services. Pharmaceutical companies utilize our services to accelerate their drug development programs by using CTCs along with protein on genetic markers as biomarkers. We develop biomarker assays to be used with our rare cell technology to help determine how the drug candidate works, how different drugs may work when used in combination and how effective the drug candidate may perform. Evaluation tests that we develop are generally incorporated into human clinical trials, by the pharmaceutical or biotechnology company, as possible key measurement tools or biomarkers. In the future, we expect the biomarkers may be used in clinical trials to help segregate patients according to their risk factors, to measure how effective a drug candidate may be and possibly to be used as a surrogate or substitute endpoint for length of time the patient ultimately lives. Any of these uses of our technology may accelerate how quickly the drug can be brought into the market as well as increase the uses of our tests in the research and diagnostic settings. We expect that this segment of our business will continue to grow in 2007 and beyond.

We are developing the EasyCount™ System, a fluorescent microscope based imaging system, for IVD infectious disease detection in the life science research market. The first life science research application was introduced in December 2006 to count dead and live nucleated cells and automatically calculate cell viability in a single test. Currently, most cell counting procedures are done manually using a microscope, which is a time-consuming and difficult process. The EasyCount™ System together with the EasyCount™ ViaSure™ Kit automate this routine function, thereby simplifying the process and reducing the errors associated with the current manual method. Immunicon will target research laboratories and industrial accounts where rapid, accurate cell counting is valued highly by users.

In December 2006, we entered into a definitive license, development, supply and distribution agreement with Diagnostic HYBRIDS, Inc., or DHI, to develop and commercialize products in the field of clinical virology diagnostics, starting with a panel of multiplex respiratory virus and sexually transmitted disease assays. This product portfolio will be developed for the EasyCount platform. The clinical virology

Part I

market is a natural extension for our enrichment technologies and rare cell analysis platforms beyond our current presence in cancer. By combining DHI’s expertise in viral antigen detection and specimen processing with our technologies, we believe we will be able to deliver more sensitive and faster assays where there is currently a significant and unmet medical need. We expect to introduce the first products from this partnership in late 2008.

We are developing products outside the field of cancer where current diagnostic and research tools are limited and where significant market opportunities exist. For example, we have developed an endothelial cell assay that may have application in the field of cardiovascular and autoimmune diseases and in cancer as well. In December 2004, we announced the release of our CEC Kit for sale for RUO. The CEC Kit is used in conjunction with our CellTracks AutoPrep System for blood sample preparation and our analysis platforms to capture, count and characterize circulating endothelial cells from whole blood. Endothelial cells form the lining of blood vessels and may play a key role in the development of many diseases. Enumeration and characterization of such CECs may provide insights into the nature of specific disease processes and effects of treatment.

Seek commercialization partners for our non-cancer product candidates

In order to maximize the value of our non-cancer product candidates, we may seek strategic alliances with capable, well-capitalized companies for marketing and distribution, such as our agreement with DHI. However, we may also consider a direct sales, marketing and service approach, especially when the number of prospective customers is limited or concentrated.

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

Product	Description	Status
Sample collection CellSave Preservative Tube	Evacuated blood collection tube with preservative	510(k) cleared. Commercialized for IVD use.
Sample preparation CellTracks AutoPrep System	Automated instrument to capture and label cells from 7.5 ml blood samples	510(k) cleared. Commercialized for IVD use in 2004.
Sample presentation CellTracks MagNest Cell Presentation Device	Device that presents magnetically labeled cells for analysis. An accessory of the CellTracks AutoPrep System and CellSpotter Analyzer	Commercialized as an accessory to the CellSpotter Analyzer and CellTracks AutoPrep System for IVD use in 2004.
Sample analysis CellSpotter Analyzer	Semi-automated fluorescence microscope used to count and characterize cells in the MagNest Cell Presentation Device	510(k) cleared for metastatic breast cancer. Commercialized for IVD use in 2004. Discontinued in June 2005.
CellTracks Analyzer II	Semi-automated fluorescence microscope used to count and characterize cells in the MagNest Cell Presentation Device	510(k) cleared for counting of CTCs in first quarter of 2005. Commercialized for IVD use in the second quarter of 2005.
Reagent kits CellSearch Circulating Tumor Cell Kit (a Veridex product)*	Counting of CTCs using the CellTracks AutoPrep System and CellTracks Analyzer II	510(k) cleared as an aid to management of patients undergoing treatment for metastatic breast cancer. Commercialized for IVD in 2004.

Part I

Product	Description	Status
Tumor Profiling Reagents for Cell Characterization; e.g., tumor profile reagents (a Veridex product)*	For characterization of CTCs isolated using the CellSearch Circulating Tumor Cell Kits	Three reagents commercialized for RUO second quarter of 2005. No FDA review is anticipated to be required.
CellSearch Circulating Tumor Cell Control (a Veridex product)*	Two levels of controls that monitor the performance of the CellTracks AutoPrep System, CellTracks Analyzer II and the CellSearch Circulating Tumor Cell Kit	510(k) cleared for IVD use. Commercialized for IVD in 2004.
CellSearch Profile Kit (a Veridex product)*	Isolation of CTCs using the CellTracks AutoPrep System for molecular or cell analysis	Commercialized for RUO in 2004. Not planned for IVD use.
CellTracks Endothelial Cell Kit	Counting of endothelial cells	Commercialized for RUO in 2004.
CellTracks Endothelial Cell Control Kit	Two levels of controls that monitor the performance of the CellTracks AutoPrep System, CellTracks Analyzer II and the CellTracks Endothelial Cell Kit	Commercialized for RUO in the third quarter of 2006.
CellTracks CEC Profile Kit	Isolation of CECs using the CellTracks AutoPrep System for molecular or cell analysis	Commercialized for RUO in 2006.
CellTracks Bone Marrow Tumor Kit	Counting of tumor cells in a bone marrow Sample	Commercialized for RUO in the fourth quarter of 2005.
*	These products incorporate our proprietary components and reagents. Veridex performs final manufacturing operations for the CellSearch CTC Kit, the CellSearch Profile Kit and CellSearch CTC Controls. We manufacture the CellSearch Bone Marrow and Tumor Phenotyping Reagents. Veridex markets these products.

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

Part I

Sample presentation

The CellTracks MagNest Cell Presentation Device is a proprietary product for presenting magnetically labeled cells for analysis on our CellTracks Analyzer II. A proprietary sample cartridge is inserted into the MagNest, exposing the sample to a magnetic field that moves magnetically tagged cells to the upper inside surface of the sample chamber, which is transparent. All cells that are magnetically labeled are available for analysis. Untagged cells tend to move under the influence of gravity to the bottom of the chamber. We believe that this process is a more convenient and elegant approach for cell presentation for analysis than traditional microscope slide preparation. The 510(k) clearance received in March 2004 for the CellTracks AutoPrep System includes the CellTracks MagNest as an accessory.

Sample analysis

CellTracks Analyzer II

The CellTracks Analyzer II is a semi-automated fluorescence microscope with:

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

EasyCount System

We are developing the EasyCount System as a simple, point-of-care analyzer that, together with associated reagents, is designed to count specific types of cells in whole blood. We plan to develop a menu of immunomagnetic applications which use the CellTracks MagNest cell presentation device, as well as slide-based applications for life science research. The first application under development is to CD4 cells, which are used to monitor human immunodeficiency virus, or HIV, and acquired immunodeficiency syndrome, or AIDS, patients. Target cells are immunomagnetically selected using ferrofluid reagents and counted based on fluorescent labeling of the cells.

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

Part I

CellSearch Circulating Tumor Cell Kit

The CellSearch Circulating Tumor Cell Kit is a Veridex product that incorporates our proprietary technology and is intended for the enumeration of circulating tumor cells. The presence of CTC in the peripheral blood is associated with decreased progression free survival and decreased overall survival in patients treated for metastatic breast cancer. The test is to be used as an aid in the monitoring of patients with metastatic breast cancer. A CTC count of 5 or more per 7.5 mL of blood at any time during the course of the disease is predictive of shorter progression free survival and overall survival. We provide certain reagents in bulk to Veridex for final fill and finish of this kit. We have completed pivotal clinical trials in metastatic colorectal and prostate cancer and met the primary and secondary endpoints in both trials. Veridex plans to submit the data in two 510(k) Pre-market Notifications to the FDA in 2007 and we expect to receive clearance in 2007.

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

CellTracks Endothelial Cell Kit

The CellTracks Endothelial Cell Kit is our reagent kit that has been developed and commercialized for use in isolating and counting endothelial cells. Endothelial cells are involved in angiogenesis. This process is important for the growth of tumors and as a transport mechanism for CTCs involved in metastasis. Several anti-angiogenesis drugs are currently in clinical development. The CellTracks Endothelial Cell Kit may have application in the future in clinical trials as a tool to assess efficacy of anti-angiogenesis drugs as well as for monitoring cancer patients receiving such drugs, subject to regulatory approvals.

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

Part I

opportunities to develop other Tumor Phenotyping Reagents in cancer and cell profile reagents for other types of rare cells, such as endothelial cells. We believe these reagents represent a potential product opportunity and would be a natural extension of our technologies.

CLINICAL DEVELOPMENT AND RESEARCH PROGRAMS

We conduct clinical and clinical research trials to explore whether our technologies can deliver diagnostic value in different diseases. If a research trial is positive and there is a significant market opportunity for a product based on these technologies, we then design trials that enroll larger patient populations. These advanced trials, which we call pivotal trials, are designed to support regulatory submissions for new products or expanded product applications for existing products. To minimize the risk of these development trials failing, we often conduct smaller pilot studies using the same or similar protocol as the larger trial. We expect that pivotal clinical trials will be required to support FDA submissions for the majority of our product candidates.

We have completed successful pivotal trials in patients with metastatic breast, metastatic colorectal and metastatic prostate cancer which show that our technology can be used to provide information to physicians for monitoring therapy.

Metastatic breast cancer.    The first pivotal trial related to patients with metastatic breast cancer was completed in January 2004. We completed a 177-patient, controlled, multi-center pivotal trial designed to determine if CTCs in the blood of women with metastatic breast cancer could provide information to physicians for monitoring therapy. The results of this trial were published in the August 19, 2004 edition of the New England Journal of Medicine and the results for 83 of the 177 patients that were newly diagnosed with metastatic breast cancer were published in the March 1, 2005 edition of the Journal of Clinical Oncology. Data describing analytical performance of the CellSearch system and the frequency of CTC in patients with various carcinomas were published in Clinical Cancer Research on October 15, 2004. We expanded the study to include patients where the disease burden could not be measured (non-measurable or bone only disease). Data from this study that now includes a total of 223 patients with expanded follow-up was presented during the May 2005 meeting of ASCO and the December 2005 San Antonio Breast Cancer Symposium.

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

Part I

Figure 2. CTCs are predictive of Overall Survival at Multiple Time Points

We completed the non-measurable disease portion of the metastatic breast cancer trial in 2004. Forty-six patients were enrolled and followed for six months. The initial evaluation of this data was presented at the ASCO meeting in May 2005. The study concluded that the presence of CTCs in metastatic breast cancer patients may be useful as a surrogate endpoint for PFS and OS and may be an earlier and more reliable predictor of outcome than traditional radiology techniques.

In December 2006, we received FDA clearance for the CTC kit for use as an aid in the monitoring of patients with metastatic breast cancer. The expansion of the current label indicated that serial testing for CTC count should be used in conjunction with other clinical methods for monitoring breast cancer. The additional label claims indicated that a CTC count of 5 or more per 7.5 mL of blood at any time during the course of the disease is predictive of shorter progression-free survival and overall survival.

Metastatic colorectal cancer.    In September 2006, we announced that we had achieved the primary and secondary endpoints associated with our pivotal clinical trial in metastatic colorectal cancer. The primary endpoint was that the number of CTCs 3-5 weeks after the initiation of therapy would correspond with a patient’s response to therapy as determined by imaging 6-12 weeks after initiation of therapy. The secondary endpoint was that the number of CTCs prior to and after the initiation of therapy would predict progression-free survival and overall survival. The prospective, multi-center trial was designed for longitudinal enumeration of CTCs in patients with metastatic colorectal carcinomas measurable by imaging. A total of 481 patients were enrolled into the trial. Imaging studies were performed prior to the initiation of therapy and at subsequent intervals of approximately 6-12 weeks. CTCs were measured at baseline, 1-2 and 3-5 weeks after the initiation of therapy, and at the time of all subsequent imaging studies (approximately every 6-12 weeks) using our technology. We expect to file a request for clearance on form 510(k) with the FDA in 2007.

Metastatic prostate cancer.    In January 2007, we announced that we had met our primary endpoint associated with the pivotal clinical trial in metastatic androgen-independent prostate cancer. The primary endpoint was that CTC levels three-to-five weeks after the initiation of chemotherapy would predict overall survival. The study also showed that CTC levels predict overall survival at each of the tested time points. The prospective, multi-center trial using our CTC kit, was designed for longitudinal enumeration

Part I

of CTCs in patients with metastatic androgen-independent prostate carcinomas about to start either their first or later line of chemotherapy. A total of 276 patients were enrolled into the trial between October 2004 and February 2006. All patients had whole-body bone scans performed prior to the initiation of therapy, and those with measurable disease had CT scans of the abdomen and pelvis performed prior to the initiation of therapy and at subsequent intervals following institutional guidelines. All patients had serum samples collected for prostate specific antigen (PSA) measurements at baseline and at approximately monthly intervals thereafter. CTCs were also measured at baseline and at approximately monthly intervals thereafter using our technology. We expect to file a request for clearance on Form 510(k) with the FDA in 2007.

Other planned or on-going clinical studies

To further assess the value of measuring CTCs and endothelial cells in the blood of patients, we are currently conducting several ongoing clinical research trials and are also planning additional trials. These clinical trials will be conducted in conjunction with medical institutions in the US and Europe. The start and completion dates for these trials are subject to change based on a variety of factors, including agreement with investigators on protocols, clearance by institutional review boards and product development status. Certain of these ongoing and planned clinical trials are described below:

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

Breast Cancer.    In November 2006, a clinical trial conducted by the Southwest Oncology Group (SWOG) was initiated. The trial is a randomized clinical study designed to determine whether changing cancer therapy when CTCs are elevated at the first follow-up assessment will improve the survival time of the patients. Women with confirmed breast cancer and clinical evidence of metastatic disease who are entering their first line of chemotherapy are eligible to participate.

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

Part I

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

We are responsible for developing these cell analysis products and our cell analysis systems under the development plan. We are also responsible for managing and administering all clinical trials under the development plan. This plan is subject to the approval of a joint steering committee comprised of members designated by us and Veridex. Veridex has the majority of votes on this committee, although the entire agreement is subject to arbitration provisions in the event of any disputes that may arise. We must pay the first $5 million in clinical trial costs for the first cell analysis product for general population screening for a major cancer, and Veridex is responsible for the next $5 million of such clinical trial costs. We have agreed to negotiate in good faith for the allocation of costs in excess of $10 million. As of December 31, 2006 we have incurred no costs related to clinical trials for a product for general population screening and we do not anticipate spending any funds on clinical trials toward such a product for at least the next 12 months.

Part I

Beginning with commercialization of the first IVD product under this agreement, which occurred in October 2004, we are required to invest in certain research and development activities an amount equal to at least 10% of Veridex’s net sales, excluding revenues from instrument sales, from these products. These research and development activities may consist of any activities, such as product improvements, product line extensions and clinical trials, conducted to achieve the milestones described below, to advance the development program designed by the steering committee for this agreement, or to enhance the cancer-related cell analysis products or sample preparation and cell analysis systems based on our technologies. However, beginning with the first calendar year after the amount of these net sales exceeds $250 million we are only required to invest an amount equal to at least 8.5% of these net sales. We believe that we exceeded our funding obligation under this section of the agreement for the year ended December 31, 2006.

Our agreement with Veridex provides for a total of up to $10.5 million in non-refundable license and milestone payments related to research and development activities, including up to $1.5 million for the initial license and up to $9.0 million related to the completion of certain instrument and clinical trial milestones. We have received $6.4 million as of December 31, 2006. We have also continuously reviewed the status of the remaining development milestones and, where appropriate, have renegotiated the development requirement and payment terms. We do not believe that these renegotiations will have a material adverse effect on our product development or financial position. We expect to earn the remaining $4.1 million in development milestone payments over the next three to five years.

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

In addition, if we achieve certain levels of sales of our reagents, we may receive up to an additional $10 million in milestone payments from Veridex although we do not expect to receive any milestone payments related to sales goals for the foreseeable future.

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

Part I

Other collaborations

In addition to our agreement with Veridex, we entered into a number of license, supply, research, development, manufacturing and marketing agreements relating to our products and technologies.

Diagnostic HYBRIDS

In December 2006, we entered into a license, development, supply and distribution agreement with DHI to develop and commercialize products in the field of clinical virology diagnostics, starting with a panel of multiplex respiratory virus and sexually transmitted infection assays. In consideration for the grant of the rights and licenses under this agreement, we will receive a license fee from DHI as well as research and development support fees. We will share revenue from any products resulting from this agreement in the ratio of 41% and 59% paid to us and DHI, respectively.

KREATECH Biotechnology of Amsterdam, The Netherlands

In January 2006, we entered into a license agreement with KREATECH Biotechnology B.V., or KREATECH, under which KREATECH granted to us a royalty-bearing, non-exclusive, non-transferable license to offer for sale, sell, distribute, import, and export to resellers and end users reagents processed using KREATECH’s Universal Linkage System technology for use with our imaging technologies and instrument platforms. Under the license agreement, KREATECH has agreed to sell to us such quantities of products as we will require (subject to certain limitations each quarter based on forecasts provided by us) at agreed upon rates, which may be adjusted by the parties from time to time. In consideration for the grant of the rights and licenses under this agreement, we paid to KREATECH an initial license fee of 60,000 euros. We also are obligated to make an additional 85,000 euros to KREATECH upon the completion of certain future development milestones.

The KREATECH agreement will terminate on the expiration date of the last to expire of the patents licensed under the thereunder. In addition, KREATECH may unilaterally terminate this agreement upon written notice to us if we become bankrupt or insolvent or upon the occurrence of certain other events. We may unilaterally terminate this agreement for any reason upon giving 120 days’ written notice to KREATECH, upon which we would be required to comply with all of our financial obligations under this agreement to KREATECH within a period of 12 months after termination of the agreement. As of December 31, 2006 we are not aware of any intention on the part of KREATECH to terminate this license.

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

Part I

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

Pharmaceutical development market

We believe that our products can be used to aid pharmaceutical and biotechnology companies with therapeutic development programs. We offer assay development services and clinical laboratory testing services to pharmaceutical and biotechnology companies. In addition, we and Veridex market our cancer products to reference laboratories and CROs that service the pharmaceutical and biotechnology industry and directly to pharmaceutical and biotechnology companies. We have entered into a number of agreements with various pharmaceutical companies such as Pfizer, Astra Zeneca, Novartis relating to ongoing collaboration that incorporate our technology into their drug development programs.

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

Part I

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

Part I

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

We will experience competition for our IVD products from companies that manufacture and market current diagnostic products, including imaging and serum tumor markers. In addition, several companies have developed automated microscope-based analysis systems to be used for cellular analysis, including large companies such as Leica Camera AG, Olympus Corporation, Nikon Corporation, and Carl Zeiss, Inc. and smaller companies such as Clarient, Inc., Applied Imaging Corp., MetaSystems, Inc., Guava Technologies, Inc. and CompuCyte Corp.

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

Manufacturing and supply

Our facilities currently comprise approximately 46,945 square feet, of which 10,000 square feet of space is dedicated to manufacturing of bulk reagents and instruments at our Huntingdon Valley, PA location.

Part I

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

We manufacture bulk reagents, the disposable components of the CellSearch Circulating Tumor Cell Kit and certain ancillary products. We purchase basic raw materials and perform value-added manufacturing processes such as bulk formulation and in some cases, packaging, at our facility. Certain raw materials used in the manufacturing of our reagent products are available from a limited number of sources, such as Invitrogen Corporation, Prozyme, Inc., International Specialty Products and Supelco, a subsidiary of Sigma-Aldrich Co. We acquire these raw materials on a purchase order basis. To date, we have not experienced any significant interruption in supply from these vendors. We believe our manufacturing capacity is sufficient for commercialization of our IVD products. We manufacture CellTracks Analyzer II on site from purchased components and subsystems. Astro Instrumentation LLC, based in Strongsville, Ohio, manufactures the CellTracks AutoPrep System. Astro Instrumentation LLC was acquired by Sparton Inc. in 2006. HEI, Inc. based in Boulder, Colorado, manufactures the EasyCount System under contract. Kendall, a Tyco Healthcare Group LP company, manufactures the CellSave Preservative Tube for us. We manufacture the bulk cell preservative reagent under a non-exclusive license from Streck Laboratories, Inc., or Streck. We ship this bulk reagent to Kendall for filling and packaging.

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

While we own much of our intellectual property, including patents, patent applications, trademarks, copyrights, trade secrets, know-how and proprietary information, we also license related technology of importance to commercialization of our products. For example, to continue developing and commercializing our current and future products, we may license intellectual property from commercial or academic entities to obtain the rights to technology that is required for our research, development and commercialization activities. In connection with the commercial distribution of our products, we also have obtained trademark registrations in the US for “Immunicon”, the Immunicon logo, CellTracks AutoPrep logo, CellSpotter Analyzer logo, “CellSpotter”, “Magnest” and “CellTracks”. We have filed a number of trademark registration applications in preparation for commercial distribution activities on future products. Much of the proprietary software and related information utilized in our instrument systems is protected by our copyright rights or by such rights that we have licensed.

Part I

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

We also have exclusively in-licensed significant intellectual property, including patents and know-how, related to our cell analysis instrumentation and cell isolation and enrichment products. In April 1997, we entered into a license agreement with Twente. Under this agreement, Twente granted to us an exclusive, worldwide, royalty-bearing license to make, have made, use, lease and/or sell products comprising certain inventions and developments developed at Twente relating to analysis of various particles that are similar to cells and cell particles. This technolAogy and the underlying patents and know-how contribute significantly to our CellTracks Analyzer. This agreement will terminate upon the expiration date of the last to expire of the patents licensed under this agreement. In addition, Twente may unilaterally terminate this agreement if we are in material breach or if we become bankrupt or insolvent. Twente also may unilaterally terminate the license granted under this agreement if we do not maintain sufficient general and product liability insurance coverage once we have begun clinical trials and commercialization of our products.

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

Part I

We have a portfolio of issued patents and patent applications, which we believe provides patent coverage for our proprietary technologies and products. As of March 2, 2007 our intellectual property estate consisted of 173 issued patents or patent applications, as follows:

➢	35 issued US patents, including two US design patents;

➢	24 US non-provisional patent applications;

➢	8 US provisional patent applications;

➢	27 foreign patents, including 6 foreign design patents;

➢	70 foreign patent applications that are in various national stages of prosecution; and

➢	9 foreign patent applications not at the national stage.

Each of the foreign filings corresponds in subject matter to a US patent filing. Our patent portfolio as of March 2, 2007 is summarized in the following table:

Category	US patents granted		US applications filed		Foreign patents granted		Foreign applications filed
Methods of Use	9		11		5		6
Material Production-Method	7		5		5		33
Magnetic Separators	7		2		9		5
Platforms/Other Devices	12	*	14	*	8	*	35
Total	35		32		27		79

*	Including design patent applications and patents.

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

Part I

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

Part I

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

Part I

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

Part I

compliance in all jurisdictions where we do business. Failure to maintain compliance, or changes in state or federal laws regarding privacy, could result in civil and/or criminal penalties and could have a material adverse effect on our business.

EMPLOYEES

As of December 31, 2006, we had 110 employees at two facilities, consisting of one facility at our corporate address in Huntingdon Valley, PA and another facility in Enschede, The Netherlands. Fourteen of these employees hold Ph.D. degrees and one of these employees holds an M.D. and a Ph.D. degree. Of the 104 full-time and 6 part-time employees, 49 are directly involved in research and development, and 35 are involved in manufacturing operations. Five of our full time employees and one of our part-time employees are employed in The Netherlands. None of our employees are represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages and we consider our relations with our employees to be good.

In November 2005, we announced that our board of directors approved a top management succession plan under which Byron D. Hewett, assumed the title of President and Chief Executive Officer and was elected as a member of the board, effective on January 1, 2006. Edward L. Erickson served as Executive Chairman of our board of directors through March 31, 2006. Thereafter, Mr. Erickson continued as Chairman of our board of directors in a non-executive capacity. On January 24, 2007 Mr. Erickson informed the Board that he did not plan to stand for re-election at the next regularly scheduled meeting of shareholders, which is scheduled for June 2007, and would step down from the Board at that time.

We are liable for certain payments under employment contracts with our Chief Executive Officer, Chief Financial Officer, Chief Scientific Officer and Chief Counsel. These contracts require that we continue salary and benefits for these officers for a period of one year, accelerate any unvested options and vest unvested nonvested stock grants, if any, if the officer is terminated, except for cause, or in the event of a change of control, as defined in the contracts.

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

We have a limited operating history. We have incurred significant net losses since we began operations in 1983. As of December 31, 2006, we had an accumulated deficit of $142.4 million. For the three years ended December 31, 2006, 2005 and 2004 we had net losses of $24.0 million, $26.9 million and $27.9 million, respectively. These losses have resulted primarily from costs incurred in our research and development programs and from our general and administrative expenses. Because our operating expenses may increase in the near term, we will need to generate significant additional revenue to achieve profitability. As we do not as yet have sufficient operating revenue from the sales of our products to offset our losses, we do not expect to have any sufficient operating income from the sale of our products until at least 2008. We will continue to incur research and development and clinical trial expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’

Part I

equity. Because of the numerous risks and uncertainties associated with our product development efforts, market acceptance and uncertainties concerning the success of sales efforts by us and Veridex, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

If our relationship with Veridex does not function effectively or is terminated, we may be unable to continue to commercialize effectively certain of our products based on our technologies in the field of cancer.

We entered into a development, license and supply agreement with Veridex, under which we granted to Veridex a worldwide exclusive license in the field of cancer to commercialize cell analysis products based on our technologies. We also appointed Veridex as our exclusive sales, invoicing and collection agent for our cell analysis instrumentation in cancer. If Veridex fails to meet its obligations under the agreement or fails to deploy adequate resources to commercialize products such that our relationship with Veridex does not function effectively, we will suffer substantial losses, and if Veridex does not allow us to terminate the Agreement or to commercialize products on our own, we have no reservation of rights under the agreement to step in and commercialize products. While Veridex has the exclusive right under this agreement to market, distribute and conduct field, technical, customer service and certain manufacturing finishing operations for these products, Veridex has very limited obligations to perform these functions under this agreement. For example, the agreement does not require Veridex to meet any minimum levels with respect to sales, marketing personnel or other marketing expenditures, and Veridex may terminate this agreement with or without reason at any time by providing us with 24 months’ prior written notice. Veridex may also terminate this agreement if we are in material breach or are acquired by a competitor in the IVD field. If Veridex were to fail to meet its obligations under this agreement or fail to deploy adequate resources to commercialize products under this agreement or terminate this agreement:

➢	we would incur significant delays and expense in the commercialization of these products;

➢	we might be unable to enter into a similar agreement with another company with similar resources to commercialize these products and perform these functions on acceptable terms, if at all; and

➢	we might be unable to commercialize these products or perform these functions successfully ourselves.

Any of these outcomes could result in delays in our ability to generate additional revenues from sales of these products or an inability to generate any additional revenues from sales of these products, an increase in our expenses and a resulting adverse impact on our operations and financial results, and the value of our common stock would likely decline.

Under our agreement with Veridex, we are required to invest an amount ranging from between 8.5% and 10% of total net product sales by Veridex, excluding revenue from cell analysis system sales, in research and development for cancer-related cell analysis products.

If our products and services, including the Veridex products, do not achieve market acceptance, we will be unable to generate significant revenues from them.

The future commercial success of our products and services and the Veridex products based on our technologies will depend primarily on:

➢

convincing research, reference and clinical laboratories to conduct validation studies using our products and to offer these products as research tools for scientists and clinical investigators and as diagnostic products to physicians, laboratory professionals and other medical practitioners;

Part I

➢	convincing pharmaceutical and biotechnology companies to use our services in their respective drug research and development efforts; and

➢	convincing physicians to order tests for their patients, and laboratory professionals and other medical practitioners to use our technologies.

To accomplish this, we, as well as Veridex, will need to convince oncologists, primary care physicians, surgeons, laboratory professionals, pharmaceutical and biotechnology companies and other members of the medical and biotechnology communities of the benefits of these products and services through published papers, presentations at scientific conferences and additional clinical trials. If we and Veridex are not successful in these efforts, the market acceptance for these products and services could be limited. Additionally, if ongoing or future clinical trials result in unfavorable or inconsistent results, these products and services may not achieve market acceptance. Other factors that might influence market acceptance of these products and services include the following:

➢	evidence of clinical utility;

➢	ability to obtain sufficient third-party coverage or reimbursement;

➢	convenience and ease of administration;

➢	availability of alternative and competing products and services;

➢	cost-effectiveness;

➢	effectiveness of marketing, distribution and pricing strategy; and

➢	publicity concerning these products or competitive products.

If these products and services do not gain broad market acceptance, our business will suffer.

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

Part I

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

Part I

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

Part I

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

Part I

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

Our success depends, in large part, on the efforts and abilities of Byron D. Hewett, who is our President and Chief Executive Officer, Leon W.M.M. Terstappen, who is our Senior Vice President of Research and Development and Chief Scientific Officer, and James G. Murphy, who is our Senior Vice President of Finance and Administration and Chief Financial Officer, as well as the other members of our senior management and our scientific and technical personnel. Given that the pool of individuals with relevant experience in biotechnology and diagnostic products in particular is limited, it would be costly and time-consuming to replace any of our senior management or scientific personnel. Although we maintain key-person life insurance on Mr. Hewett and Dr. Terstappen, we do not maintain key-person life insurance on any of our other officers, employees or consultants. We also depend on our scientific collaborators and other advisors, particularly with respect to our research and development efforts. If we lose the services of one or more of our key officers, employees or consultants, or are unable to retain the services of our scientific collaborators and other advisors, our research and development and product development efforts could be delayed or curtailed.

If Veridex and the other third-parties on which we currently rely or may rely in the future to perform marketing, sales and distribution services for our products do not successfully perform these services, our business will be harmed.

We have limited marketing, sales and distribution experience and capabilities. In order to commercialize any of our products, we must either internally develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. We currently rely, and we intend to rely for the foreseeable future on sales, marketing and distribution arrangements with third parties for the commercialization of our products. Specifically, we rely exclusively on Veridex for the commercialization of cellular cancer diagnostic products based on our technologies. If Veridex or others in the future do not successfully perform these services, we may be unable to enter into sales, marketing and distribution agreements with third parties on acceptable terms, if at all. Also, the sales, marketing, and distribution efforts of these third parties might not be successful. Any sales through these third parties might be less profitable to us than direct sales.

Part I

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

Part I

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

To improve our competitive position, we believe that we will need to develop new products as well as improve our existing instruments and software, reagents and ancillary products. Improvements in operator workflow, automation and throughput (the number of tests that can be performed in a specified period of time) for our products will be important to maintain a competitive position of our products as we market to a broader, perhaps less technically proficient, group of customers. Our ability to develop new products and make improvements in our products may face difficult technological challenges leading to development delays. For example, we had experienced delays in connection with the development of our laser-based CellTracks Analyzer cell analysis instrument for use in cancer diagnostic testing. These delays were the result of technical problems associated with reliability of the system to detect cancer cells. In response, in June 2005, we introduced a second generation instrument, the CellTracks Analyzer II, which, among other improvements over our earlier CellSpotter Analyzer, implements enhancements such as the automation of data acquisition and enhanced detection of CTCs and other types of cells. We are also continuing to develop our analyzer platforms further because we believe that some of the planned features, such as foreign language capability of our software and the ability to quantify cellular markers using ASRs, may be required to remain competitive and address future potential research and clinical applications. If we are unable to successfully complete development of new products or planned enhancements to our products, in each case without significant delays, our future competitive position may be adversely affected.

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

Part I

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

If we are unable to successfully to manage our growth in connection with commercialization of our research and diagnostic products, our operations will suffer.

We may need to add a significant number of new personnel and expand our capabilities in order to successfully pursue our commercialization strategy for our products as well as our research and development efforts. Certain aspects of our operations may need to be scaled up, for example, to increase the batch sizes of antibodies and other bulk components that we will need to provide for use in the products and the number of instrument systems we can manufacture per quarter. Organizational growth and scale-up of operations could strain our existing managerial, operational, financial and other resources. If we fail to manage this growth effectively, we may not be able to achieve our research and development and commercialization goals.

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

Part I

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

Part I

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

Part I

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

RISKS RELATING TO OUR COMMON STOCK AND INDEBTEDNESS

The market price of our common stock may be highly volatile.

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. For the year ended December 31, 2006, our average daily trading volume was approximately 105,000 shares. Substantially all of the 27.7 million shares outstanding are eligible for sale in the public market. The trading price of our common stock is likely to be highly volatile in response to various factors, many of which are beyond our control, including:

➢

variations in our operating results and related financial information due to non-cash charges related to our accounting treatment of the conversion rights embedded in our subordinated convertible promissory notes and associated warrants, which are marked to market each quarter and recorded as liabilities;

➢	actual or anticipated results of our clinical trials;

➢	changes in reimbursement policies concerning the diagnostic products that we or our competitors offer;

➢	actual or anticipated regulatory approvals of our products or of competing products;

➢	changes in laws or regulations applicable to our products;

➢	changes in the expected or actual timing of our development programs;

➢	actual or anticipated variations in quarterly operating results;

➢	announcements of technological innovations by us, our collaborators or our competitors;

➢	announcements concerning our competitors or the medical devices and diagnostic products segments in general;

➢	new products or services introduced or announced by us or our competitors;

➢	changes in financial estimates or recommendations by securities analysts;

➢	changes in accounting principles;

Part I

➢	conditions or trends in the biotechnology and pharmaceutical industries;

➢	changes in the market valuations of similar companies;

➢	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

➢	additions or departures of key personnel;

➢	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

➢	the loss of a collaborator, including Veridex;

➢	developments concerning our collaborations;

➢	trading volume of our common stock; and

➢	sales of our common stock by us or our stockholders.

In addition, the stock market in general, the Nasdaq Global Market and the market for technology companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of biotechnology and life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources.

The future sale of our common stock, the exercise of outstanding options and warrants and the conversion of outstanding convertible notes could negatively affect our stock price and cause dilution.

As of December 31, 2006, options to purchase 3,455,116 shares of our common stock and warrants to purchase 1,509,163 shares of our common stock were outstanding. A total of 1,543,765 of the outstanding options and warrants are “in the money” and exercisable as of December 31, 2006. “In the money” means that the current market price of the common stock is above the exercise price of the shares subject to the warrant or option. As of December 31, 2006, we also had nonvested shares grants totaling 260,000 outstanding. These grants represent outright grants of our common stock which will vest as follows, 160,000 shares in 2008 and 100,000 in 2009. The issuance of common stock upon the exercise of these options, warrants and restricted common stock grants could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders. In addition, in December of 2006, we sold $30 million of convertible subordinated notes, which were accompanied by warrants to purchase 1,466,994 shares of our common stock (included in the warrant total above). The convertible subordinated notes and the accompanying warrants are convertible and exercisable, respectively, into shares of common stock at $4.09 per share. The conversion price of the subordinated convertible notes and the exercise price of the accompanying warrants and the number of shares that can be acquired on conversion or exercise thereof, respectively, may also be adjusted if we sell shares of common stock or securities convertible into shares of common stock at prices below the conversion/exercise price then in effect. The conversion of the subordinated promissory notes and/or and the exercise of the accompanying warrants could result in significant additional dilution to our holders of common stock and would not result in any additional proceeds to us.

Part I

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

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Certain of our existing credit agreements prohibit the payment of cash dividends without lender consent. Any payment of cash dividends will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock. In addition, applicable provisions of Delaware law and our debt instruments may affect our ability to declare or pay dividends.

Our indebtedness obligations may adversely affect our cash flow.

Should we be unable to satisfy our payment obligations under the Notes, we may have to restructure or limit our operations. Our indebtedness could have significant additional negative consequences, including, but not limited to:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

Part I

•	limiting our flexibility to plan for, or react to, changes in our business and the industry in which we compete; and

•	placing us at a possible competitive disadvantage to competitors with less debt obligations and competitors that have better access to capital resources.

The Notes provide that upon the occurrence of various events of default and change of control transactions, the holders would be entitled to require us to repay the Notes for cash, which could leave us with little or no working capital for operations or capital expenditures.

The Notes allow the holders thereof to require us to repay the Notes upon the occurrence of various events of default, such as the termination of trading of our common stock on a qualified stock market or quotation system or a breach by us of the covenants set forth in the Note, as well as specified change of control transactions. In such a situation, we may be required to repay all or part of the Notes, including any accrued interest and penalties. Some of the events of default include matters over which we may have little or no control. If an event of default or a change of control occurs, we may be unable to repay the full price in cash. Even if we were able to prepay the full amount in cash, any such repayment could leave us with little or no working capital for our business. We have not established a sinking fund for payment of our obligations under our Notes, nor do we anticipate doing so.

We may not have sufficient funds to make required payments on the Notes.

Our liquidity position is constrained by the operating losses from our business. As a result, we may not have sufficient funds to make the interest and principal payments on the Notes when due, either at maturity or upon the occurrence of various events of default or specified change of control transactions. If we do not have sufficient funds to make these payments, we will have to obtain an alternative source of funds, including sales of our assets or assets of our subsidiaries or sales of our equity securities or capital. We cannot assure you that we will be able to obtain sufficient funds to meet our payment obligations under the Notes through any of these alternatives or that we will be permitted by our senior lenders to obtain funds through any of these alternatives. In the event that we are not able to make the required payments at maturity or otherwise, we will be forced to seek alternatives, including seeking additional debt financing or equity financing or a potential reorganization under Chapter 11 of the United States Bankruptcy Code.

Item 1B.    Unresolved staff comments

Not applicable.

Item 2.    Properties

We currently lease approximately 46,945 square feet of office and laboratory space in Huntingdon Valley, Pennsylvania. Our current space is adequate to support commercialization. The lease expires on January 31, 2012 although we can elect to terminate the lease any time after May 10, 2006, subject to an early termination payment.

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

None.

Part II

Item 5.     Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities

Our common stock is quoted on the Nasdaq National Market under the symbol “IMMC” Trading of our common stock commenced on April 16, 2004, following completion of our IPO. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq National Market:

	FISCAL YEAR 2006		FISCAL YEAR 2005
	High	Low	High	Low
First Quarter	$4.200	$3.050	$7.100	$4.800
Second Quarter	$5.530	$3.960	$6.330	$3.610
Third Quarter	$6.050	$3.820	$5.200	$3.400
Fourth Quarter	$4.650	$2.630	$4.670	$3.250

On March 1, 2007, the last reported sale price of our common stock on the Nasdaq National Market was $2.77 per share. On March 1, 2007, we had approximately 88 holders of record of our common stock.

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

Part II

Item 6.    Selected financial data

The following selected consolidated financial data as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 have been derived from our audited consolidated financial statements. The selected consolidated financial data set forth below should be read together with the financial statements and the related notes to those financial statements, as well as “Management’s discussion and analysis of financial condition and results of operations,” appearing elsewhere in this Annual Report.

	Years Ended December 31,
Statement of operations data:	2006	2005	2004	2003	2002
	(in thousands, except share and per share data)
Product revenue from related party	$2,411	$1,458	$869	$—	$—
Product revenue from third-party	4,366	1,585	258	—	—
Service revenue	1,243	555	—	—	—

Product and service revenue	8,020	3,598	1,127	—	—

Other revenue from related party	675	1,045	423	2,636	621
Other revenue	2	4	15	338	311

Total revenue	8,697	4,647	1,565	2,974	932
Cost of goods sold	8,767	2,669	—	—	—
Cost of services sold (1)	446	—	—	—	—

Gross margin	(516)	1,978	1,565	2,974	932
Costs and expenses:
Research and development	12,734	21,776	23,545	16,032	15,797
General and administrative	10,096	8,019	6,064	4,512	3,563

Total operating expenses	22,830	29,795	29,609	20,544	19,360

Operating loss	(23,346)	(27,817)	(28,044)	(17,570)	(18,428)
Other income from related party	—	—	—	250	—
Interest and other income (expense), net	(652)	939	111	(323)	107

Pretax	(23,998)	(26,878)	(27,933)	(17,643)	(18,321)

Foreign tax expense	—	30	—	—	—

Net loss attributable to common stockholders	$(23,998)	$(26,908)	$(27,933)	$(17,643)	$(18,321)

Net loss per common share - basic and diluted	$(0.87)	$(1.06)	$(1.70)	$(37.90)	$(42.31)

Weighted average common shares outstanding - basic and diluted	27,628,792	25,428,325	16,386,135	465,527	433,014

(1)	In 2005 costs of services associated with service revenue are included in R&D expenses. We began offering pharma services in 2005 while still in the development stage. We had only one customer during 2005 and therefore did not deem pharma services to be a distinct segment of our business with separate costs of services provided until 2006.

Part II

	As of December 31,
Balance sheet data:	2006	2005	2004	2003	2002
	(in thousands)
Cash, cash equivalents and short term investments	$51,533	$42,594	$53,103	$30,601	$21,540
Working capital	36,438	38,284	47,041	23,836	16,157
Total assets	65,773	54,970	61,064	35,735	24,676
Long-term obligations, less current portion	22,569	3,115	2,587	3,792	2,336
Convertible preferred stock	—	—	—	85,115	60,124
Total stockholders’ equity	20,201	42,080	48,838	24,666	16,610

Item 7.     Management’s discussion and analysis of financial condition and results of operations

OVERVIEW

Our business principally involves the development, manufacture, marketing and sale of proprietary cell-based diagnostic and research products and certain service activities with a primary focus on cancer. We believe that our products can provide significant clinical benefits by giving physicians better information to understand, treat, monitor and diagnose cancer and predict outcomes. Our technologies can identify, count and characterize a small number of circulating tumor cells, or CTCs, and other rare cells present in a blood sample from a patient. We also employ our technologies to provide analytical services to pharmaceutical and biotechnology companies to assist them in developing new therapeutic agents.

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

In December 2006, we entered into a definitive agreement for the sale and issuance of $30 million in aggregate principal amount of unsecured subordinated convertible promissory notes, or Notes, which are convertible initially into an aggregate of up to 7,334,964 shares of our common stock. The Notes bear interest at 6% per annum. Interest is not payable currently but is accrued and added to the principal on a quarterly basis. Any portion of the Notes and all accrued but unpaid interest which is not converted is repayable in cash on December 5, 2009. This agreement also includes warrants to purchase 1,466,994 shares of our common stock. The notes are convertible into shares at a conversion price of $4.09. The warrants have an exercise price of $4.09 per shares. We received net proceeds of approximately $27.3 million from the sale of the Notes and Warrants after deducting the placement agent fees and estimated offering expenses of $2.7 million, $2.5 million of which were paid as of December 31, 2006. The remainder was paid by the end of January 2007. See Liquidity and Capital Resources for more information.

We expect to incur losses, which may continue over the next several years as we:

➢	continue to commercialize our cancer diagnostic products

Part II

➢	continue to develop and commercialize other products and services which use our technology for diseases other than cancer

➢

conduct clinical trials to expand the uses of our technologies in metastatic cancers including metastatic breast, colorectal and prostate cancer and to earlier stages of the disease in breast and other cancers as well as for other potential applications of our technologies other than cancer;

➢	incur costs to place our cell analysis systems with customers and to support other commercialization activities; and

➢	support our manufacturing efforts for instruments, bulk reagents, reagent kits and other consumable products.

We are highly dependent on our collaboration with Veridex. In addition, we expect to continue to generate substantial losses for at least the next two years. We will likely need to obtain additional funding to support the activities described above.

Each of our research and development programs is subject to risks and uncertainties, including the requirement to obtain regulatory approval, that are outside of our control. As a result of these risks and uncertainties, we are unable to predict the period in which we will achieve profitability. For example, we may experience slow adoption of our cancer diagnostic products or our applications for clearance and approval from the FDA to market our products may be subject to delays or rejections for a variety of reasons. Moreover, the product candidates we are developing must overcome significant technological and marketing challenges before they can be successfully commercialized.

Veridex collaboration

We expect that the majority of our revenues from product sales for at least the years 2007 and 2008 will be derived from our relationship with Veridex. We have a development, license and supply agreement with Veridex, which provides Veridex with exclusive worldwide rights to commercialize cell analysis products based on our technologies in the field of cancer. In March 2004, we began commercialization of products that incorporate our technologies for research use only, or RUO, including third-party shipments of the Veridex CellSearch™ Circulating Tumor Cell Kit, the Immunicon CellTracks® AutoPrep® System, and Immunicon CellSpotter® Analyzer. Veridex received 510(k) clearance from the FDA, in January 2004 for in vitro diagnostic, or IVD, use of the Veridex CellSearch Circulating Tumor Cell Kit in the management of metastatic breast cancer (breast cancer that has spread beyond the primary breast tumor). Commercialization of our products for IVD use began in October 2004. In June 2005, we announced the release for sale of our new rare cell analysis platform, the CellTracks Analyzer II. This product is the next generation analyzer and we no longer sell the CellSpotter Analyzer although we still support the 19 CellSpotters which remain in the field. Veridex received FDA clearance in October 2005 for expanded claims for the CellSearch CTC Kit in metastatic breast cancer. In December 2006 we received FDA clearance to market our CellSearch kit as an aid in the monitoring of patients with metastatic breast cancer. The claims state that serial testing for circulating tumor cell count should be used in conjunction with other clinical methods for monitoring breast cancer. A CTC count of 5 or more per 7.5 mL of blood at any time during the course of the disease is predictive of shorter progression-free survival and overall survival.

We are responsible for all cellular research and development, including the costs of clinical development. Upon any sale by Veridex of these reagent-based products and test kits, consumable products and disposable items, Veridex is obligated to pay us approximately 31% of their net sales less the cost previously reimbursed for these products. We are responsible for the sale of instrument platforms such as our CellTracks AutoPrep System and CTAII. Veridex acts as our sales agent for the sales of instrument

Part II

platforms and receives up to 15% of the invoice price as a sales commission subject to a minimum gross profit margin, as defined in our agreement with Veridex, received by us on each system of 27.5%. In 2005 and 2006 we determined to offer our systems at a price which was below our fully allocated cost in order to aid in the sale of systems into the market. We believe that the long term value of our cancer products is with the reagent kit and other consumable products. Therefore we determined to offer the instrument systems at prices which would be considered more favorable to customers. However, we are not likely to continue this practice in 2007 and beyond.

We are responsible for developing these cell analysis products and our cell analysis systems under the development plan. We are also responsible for managing and administering all clinical trials under the development plan. This plan is subject to the approval of a joint steering committee comprised of members designated by us and Veridex. Veridex has the majority of votes on this committee, although the entire agreement is subject to arbitration provisions in the event of any disputes that may arise. We must pay the first $5 million in clinical trial costs for the first cell analysis product for general population screening for a major cancer, and Veridex is responsible for the next $5 million of such clinical trial costs. We have agreed to negotiate in good faith for the allocation of costs in excess of $10 million. As of December 31, 2006, we have incurred no costs related to clinical trials for a product for general population screening and we do not anticipate spending any funds on clinical trials toward such a product through 2007.

Our agreement with Veridex provides for a total of up to $10.5 million in non-refundable license and milestone payments related to research and development activities, including up to $1.5 million for the initial license and up to $9.0 million related to the completion of certain instrument and clinical trial milestones. We have received $6.4 million as of December 31, 2006. We have also continuously reviewed the status of the remaining development milestones and, where appropriate, have renegotiated the development requirement and payment terms. We do not believe that these renegotiations will have a material adverse effect on the Company’s product development or financial position. We expect to earn the remaining $4.1 million in development milestone payments over the next three to five years.

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

In addition, if we achieve certain levels of sales of our reagents we may receive up to an additional $10 million in milestone payments from Veridex although we do not expect to receive any milestone payments related to sales goals until at least 2010.

Beginning with commercialization of the first IVD product under this agreement which occurred in October 2004, we are required to invest in certain research and development activities an amount equal to at least 10% of Veridex’s net sales, excluding revenues from instrument sales, from these products. These research and development activities may consist of any activities, such as product improvements, product line extensions and clinical trials, conducted to achieve the milestones described below, to advance the development program designed by the steering committee for this agreement, or to enhance

Part II

the cancer-related cell analysis products or sample preparation and cell analysis systems based on our technologies. However, beginning with the first calendar year after the amount of these net sales exceeds $250 million we are only required to invest an amount equal to at least 8.5% of these net sales. We believe that we exceeded our funding obligation under this section of the agreement for the year ended December 31, 2006.

We believe that we have manufacturing capacity available at our existing facilities and under our existing agreements with component suppliers to satisfy commercial demand through 2007, at least. Veridex is responsible for filling and packaging costs for the reagents, as well as sales, marketing, distribution, customer and technical support and field service of our cancer products, including instrumentation. We have retained worldwide commercialization rights to all non-cancer applications of our technologies.

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

DHI collaboration

In December 2006, we signed a definitive license, development, supply and distribution agreement to develop and commercialize products in the field of clinical virology diagnostics, starting with a panel of multiplex respiratory virus and sexually transmitted infection assays with DHI. The agreement terms are in effect for a period ending on the fifth anniversary of the commencement of the commercial period and either party may elect to extend the original term for an additional five years. We received an upfront non-refundable license fee of $500,000 and are eligible for an additional $1.0 million upon approval by the FDA for the first initial product. In addition, we will receive 6 quarterly payments of $200,000 each beginning in January 2007 to assist us in developing an instrument system and reagents for this collaboration. We will manufacture and supply DHI with their requirements for bulk reagents and DHI will manufacture and supply the detection reagents. We will receive 41% of the revenue from the sale of these reagents. DHI will act as our distributor for the instrument systems. DHI will be responsible for all expenses for sales and training with respect to products and systems.

Revenues

We initiated sales activities for instrument platforms and reagent kits for RUO in the first quarter of 2004 and for IVD use in October 2004.

From product launch through December 31, 2006, we have shipped 85 cell analyzers (66 CellTracks Analyzer II systems and 19 CellSpotter Analyzers) and 77 CellTracks AutoPrep Systems. From product launch until December 31, 2006, we have recognized revenue from the sale of 74 cell analyzers (50 CellTracks Analyzer II systems and 24 CellSpotter Analyzers) and 63 CellTracks AutoPrep Systems.

From product launch through December 31, 2006, we recognized revenues from the sale of 40 systems to third-party customers. Systems are comprised of one cell analyzer and one CellTracks AutoPrep system. These systems were sold to two major reference laboratories, to hospitals/research institutes, pharmaceutical companies who intend to use the products in the development of pharmaceutical products, and to CROs who offer testing services to pharmaceutical and biotechnology clients. For the year ended December 31, 2006, we recognized revenue from the sale of 39 cell analyzers (36 Celltracks Analyzers II and 3 CellSpotter Analyzers) and 33 CellTracks AutoPrep instruments and recorded $5.0 million in instrument sales.

Part II

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

For the year ended December 31, 2006, we had $1.8 million in reagent revenue from the sale of test kits and other consumable products to Veridex and to third-party customers. For the year ended December 31, 2006, we had $1.2 million in service revenue from our testing and research agreements with pharmaceutical companies.

Our agreement with Veridex provides for a total of up to $10.5 million in non-refundable license and milestone payments related to research and development activities, including up to $1.5 million for the initial license and up to $9.0 million related to the completion of certain instrument and clinical trial milestones. We have received $6.4 million as of December 31, 2006. We also have continuously reviewed the status of the remaining development milestones and, where appropriate, have renegotiated the development requirement and payment terms. We do not believe that these renegotiations will have a material adverse effect on the Company’s product development or financial position. We expect to earn the remaining $4.1 million in development milestone payments over the next three to five years. Therefore, we expect that the revenue earned from license revenue will be inconsistent. Also, we expect to continue to invest significant amounts in research and development, particularly in clinical trials and platform development, and therefore we do not believe that these expenses will fluctuate in relation to when we expect to earn the milestone revenue referred to above.

In accordance with our policies for revenue recognition of milestone receipts we recognized $669,000, $836,000 and $334,000 in the years ended 2006, 2005 and 2004, respectively, related to the Veridex agreement.

Under the Veridex agreement, we also can earn up to $10.0 million in revenue for achieving defined sales targets. Our agreement with Veridex provides for payments to us by Veridex of $2.0 million, $3.0 million and $5.0 million in the first year that sales recognized by Veridex of the CellSearch reagent products to third parties, excluding sales of instruments, reach $250 million, $500 million and $1 billion, respectively. We do not estimate that we will reach any of these sales targets until at least 2010 and therefore do not anticipate earning any sales-based milestone revenues until then.

Research and development expenses

Our research and development expenses consist of expenses incurred in developing reagent product kits and instrument platforms and ancillary products, as well as the clinical research and trial costs to test these kits and systems. These expenses consist primarily of:

➢	salaries and related expenses for personnel;

➢	payments to third parties for instrument development activities and for research related support, expenses for materials consumed in research experiments, clinical research and clinical trials; and

➢	fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials.

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

Part II

General and administrative expenses

Our general and administrative expenses consist primarily of salaries and other related costs for personnel in executive, marketing, finance, accounting, information technology, legal and human resource functions. Other costs include commissions, facility costs not otherwise included in research and development expense and professional fees for legal and accounting services.

Stock-based compensation expenses

On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share Based Payment, or SFAS 123R, using the modified prospective method. In accordance with SFAS 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period. We determine the grant-date fair value of employee stock options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options. The charge to net loss for the twelve months ended December 31, 2006 was $1.9 million for stock based compensation.

Interest income and expense

Interest income consists of interest earned on our cash, cash equivalents and investments. Investment holdings for the year ended December 31, 2006 consists primarily of federal agency notes and investment grade debt securities. We have the intent and the ability to hold all of our debt securities until maturity and have recorded them at amortized cost. Interest expense consists of interest incurred on debt financings, including our convertible subordinated notes.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies include:

➢	revenue recognition;

➢	accounting for inventory and of costs of goods sold;

➢	accounting for research and development expenses;

➢	estimating the value of our equity instruments for use in stock-based compensation;

➢	derivative financial instruments; and

➢	accounting for income taxes.

Revenue recognition

We derive revenues from: instrument and reagent product sales, sales of services to pharmaceutical and biotechnology companies, license agreements and milestone achievements. We recognize revenue on

Part II

product sales in accordance with the SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, or SAB 104, when persuasive evidence of an arrangement exists, the contract price is fixed or determinable, the product or accessory has been delivered, title and risk of loss have passed to the customer, and collection of the resulting receivable is reasonably assured. We recognize revenue for instrument placements at the time that all necessary conditions for the recognition of revenue have been met. Specifically, we may place instruments with customers and allow the customer a period of time for training and validation as is common in our industry. Therefore there may be a delay between the time that an instrument is placed with a customer and the point at which the revenue for the instrument placement is recognized. Also in certain instances the customer may be provided with an opportunity to return the instrument to us prior to acceptance. We therefore recognize the revenue associated with these instrument placements only at the point when it is clear that all revenue recognition criteria have been met and that no continuing right of return remains.

We record revenue from services provided as part of contracted research received under research and development support agreements and milestone payments under collaborations with third parties. We examine each contract and consider the appropriate revenue recognition in accordance with SAB 104 and Emerging Issue Task Force, or EITF, 00-21, Revenue Recognition with Multiple Deliverables, or EITF 00-21. We evaluate all deliverables in our collaborative agreement to determine whether it represents separate units of accounting. Deliverables qualify for separate accounting treatment if they have standalone value to the customer and if there is objective evidence of fair value for the undelivered items. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values.

In accordance with SAB.104, up-front non-refundable license fees are recorded as deferred revenue and recognized over the estimated development period. Since August 2000, we have earned and received $6.4 million in license and milestone payments from Veridex. License and milestone payments are deferred and amortized on a straight-line basis over the product development period as defined for each specific product. Amounts received as reimbursement for research and development expenses are recorded as a reduction in research and development expense as the related costs are incurred.

Inventory capitalization

In October 2004, we launched our initial cancer diagnostic products, which had received FDA clearance in January 2004. We completed our first instrument sale to a third-party laboratory customer in the fourth quarter of 2004. Therefore, effective October 1, 2004, we initiated the practice of capitalizing inventory and recognizing cost of sales. Prior to October 1, 2004, all costs associated with manufacturing were included in research and development expenses. In the fourth quarter of 2004, we began to capitalize in inventory the cost of manufactured products held for sale and to expense the cost of products sold at the time of sale. As a result costs incurred for products manufactured and capitalized in inventory beginning October 2004 were not categorized as costs of goods sold. These costs had been included as part of R&D expenses in prior periods. Therefore, we believe that our gross profits or losses from product sales are not comparable between periods shown.

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

Part II

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

Accounting for research and development expenses

Our research and development expenses are primarily composed of costs associated with product development for our cancer diagnostic products. Future research and development expenses may be directed toward development of non-cancer products such as products that may be used to diagnose and identify infectious diseases or cardiovascular disease. Costs incurred to date include the development costs for instrument platforms, clinical trial and development costs and the costs associated with non-clinical support activities such as manufacturing process development and regulatory services. Clinical development costs represent internal costs for personnel; external costs incurred at clinical sites and contracted payments to third-party CROs to perform certain clinical trials. We have a discovery research effort, which is conducted in part on our premises by our scientists and in part through collaborative agreements with academic laboratories. Most of our research and development expenses are the result of the internal costs related directly to our employees. We accrue external costs for clinical trials based on the progress of the clinical trials, including patient enrollment, progress of the enrolled patients through the trial, and contracted costs with CROs and clinical sites. We record internal costs primarily related to personnel in clinical development and external costs related to non-clinical trials and basic research when incurred. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual costs incurred may not match the estimated costs for a given accounting period. We expect that expenses in the research and development category will fluctuate for the foreseeable future as we allocate personnel to various activities, expand our clinical trial activities and increase our discovery research capabilities. The fluctuations are difficult to predict due to the uncertainty inherent in the timing of clinical trial initiations, progress in our discovery research program, the rate of patient enrollment and the detailed design of future trials. In addition, the results from each of our research programs and research trials will influence the number, size and duration of both planned and unplanned trials.

Estimating the value of our equity instruments for use in stock-based compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123 (Revised 2004), Share Based Payment, or SFAS 123R. Information regarding the adoption of SFAS 123R in our financial statements is contained in Note 2 to our consolidated financial statements. In adopting SFAS 123R, we elected to apply the modified prospective transition method of reporting as allowed under SFAS 123R and therefore have not restated prior periods.

We have elected to value our employee stock options using the Black-Scholes method and have applied the assumptions described in the notes to the financial statements. These assumptions describe expected volatility, anticipated term of the options and the risk-free interest rate. We used historical volatility in the assumptions for the expected volatility. In selecting the historical volatility approach we had reviewed similar entities as well as the AMEX Biotechnology Index and based on this analysis, chose our own historical volatility as the best measure of expected volatility. Additionally, we began using the simplified calculation of expected life, described in SAB 107. Management believes that this calculation provides a reasonable estimate of expected life for our employee stock options. The risk-free interest rate assumption is based upon the rate applicable to the US Treasury security with a maturity equal to the expected term of the option on the grant date.

Part II

Stock-based compensation recorded in the year ended December 31, 2006 is based on awards that are expected to vest and therefore have been reduced for estimated forfeitures. SFAS 123R require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimates. Forfeitures were based on historical experience.

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

Through the end of 2005, we accounted for stock-based compensation costs under SFAS 123, as amended by SFAS 148, which permitted (i) recognition of the fair value of stock-based awards as an expense, or (ii) continued application of the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. We accounted for our stock-based employee and director compensation plans under the recognition and measurement principles of APB 25. Under this intrinsic value method, compensation cost represented the excess, if any, of the quoted market price of our common stock at the grant date over the amount the grantee had to pay for the stock. Our policy is to grant stock options at their fair market value on the date of grant

Because, prior to our IPO, which was in April 2004, there was no public market for our common stock, we have estimated the fair value of equity instruments, issued prior to our IPO, using various valuation methods, including the minimum value and the Black-Scholes methods. When stock options are granted with an exercise price below the estimated fair value of our common stock at the grant date, the difference between the fair value of our common stock and the exercise price of the stock option is amortized to compensation expense on a straight-line basis over the vesting period of the stock option.

All nonvested shares granted to executive officers are recorded as compensation expense using the fair value method under SFAS 123R. Fair value is based upon the closing price of our common stock on the date of grant. The first nonvested shares to executive officers were granted in January 2005.

Derivative Financial Instruments

The convertible debt issued on December 5, 2006, has been accounted for in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133 and the EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, or EITF 00-19.

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We review the terms of our convertible debt and equity instruments that we issue to determine whether there are embedded derivatives that need to be bifurcated and accounted for separately as a derivative. When the embedded features risks are not clearly or closely related to the host instrument, the host instrument is not re-measured at fair value and if a separate instrument with the same terms would meet the definition of a derivative, the embedded instrument is bifurcated and accounted for separately. All three of these criteria need to be met in order to treat the embedded instrument as a derivative. If the convertible instrument is debt, the risks associated with the embedded conversion option are not clearly and closely related to the debt instrument. The conversion option has risks associated with an equity instrument, not a debt instrument. If the host contract is considered to be “conventional convertible debt”, bifurcation of the embedded conversion option is not required. Generally, where the ability to physical or net-share settle the conversion option is deemed not in our control, the embedded conversion option is required to be bifurcated and accounted for as a derivative.

Part II

We may also issue options or warrants associated with the issuance of convertible debt. Although the terms of the options or warrants may not provide for net-cash settlement, in certain circumstances, physical or net-share settlement may not be considered in our control and, accordingly, we may be required to account for these options or warrants as derivative financial instruments and record them as a liability instead of equity.

For derivative instruments that are required to be accounted for as liabilities, the instrument would be initially recorded at its fair value and then at each reporting date, the change in fair value would be recorded in the statement of operations.

If the embedded derivative instrument is to be bifurcated and accounted for as a liability, the proceeds from an issuance will be first allocated to the fair value of the bifurcated derivative instruments. If there are also options or warrants that are required to be recorded as a liability, the proceeds are next allocated to the fair value of those instruments. The remaining proceeds, if any, are allocated to the convertible instrument itself, usually resulting in that instrument being recorded at a discount from the face amount.

The identification of, and accounting for, derivative instruments is complex. For warrants and bifurcated conversion rights that are recorded as a liability, we determine fair value of these instruments using the Black-Scholes option model, or other valuation techniques, sometimes with the assistance of a valuation consultant. These models require assumptions related to the remaining term of the instruments, rates of return and current common stock prices, expected volatility of our common stock.

Accounting for income taxes

We must make significant management judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2006, we recorded a full valuation allowance of $57.0 million against our net deferred tax asset balance, due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Part II

RESULTS OF OPERATIONS

Years ended December 31, 2006 and 2005

Revenue

	Year ended December 31,
	2006	2005
	(in thousands)
Product revenue:
Instrument revenue	$4,016	$1,493
Instrument revenue from related party	997	949

Total instrument revenue	5,013	2,442
Reagent revenue	350	92
Reagent revenue from related party	1,414	509

	1,764	601
Service revenue	1,243	555

Product revenue	$8,020	$3,598
License revenue from related party	675	1,045
Other revenue	2	4

Total revenue	$8,697	$4,647

Instrument revenue increased by $2.6 million in the year ended December 31, 2006 to $5.0 million from $2.4 million in 2005. In fiscal 2006, we recognized the sale of 39 analyzers (36 CellTracks Analyzer II and 3 CellSpotter Analyzers) and 33 AutoPreps. We sold 24 analyzers (14 CellTracks Analyzer II and ten CellSpotter instruments) and 19 CellTracks AutoPreps in 2005. The CellTracks Analyzer II was introduced in June 2005. The revenue per instrument in 2006 was approximately $70,000 compared to $57,000 in 2005. This revenue per instrument was principally the result of a price increase instituted at the time we introduced the CellTracks Analyzer II.

Reagent revenue increased by $1.2 million in the year ended December 31, 2006 to $1.8 million as compared to $601,000 in 2005. We expect our reagent revenue to increase in 2007 and beyond as we continue to increase the number of instruments installed and as Veridex continues to promote the CellSearch test. These two factors taken together should help to increase the volume of CellSearch tests sold.

In the past year we have offered laboratory services to aid pharmaceutical and biotechnology companies in the development of drug candidates, including clinical trial support. Up until August 2006 we derived service revenue from one contract. In the second half of 2006 we entered into a number of agreements with pharmaceutical and biotechnology companies to aid in the research associated with their drug candidates and also entered into laboratory service agreements to perform clinical trial testing. As such, service revenues increased to $1.2 million for fiscal 2006 compared to $555,000 in 2005. We believe that service revenue will increase in 2007 as we continue to expand the number of these service and contracted research agreements.

License revenue from related parties decreased to $675,000 in 2006 from $1.0 million in 2005. We have received a total of $6.4 million in license and milestone payments under the terms of the Development Agreement with Veridex from August 1, 2000 to December 31, 2006. These achievements are recognized as revenue over the estimated product development period for the corresponding product, which we estimate will end at various points through December 1, 2010. To date, we have recognized

Part II

approximately $5.8 million of the $6.4 million. We have also continuously reviewed the status of the remaining development milestones and, where appropriate, have renegotiated the development requirement and payment terms. We do not believe that these renegotiations will have a material adverse effect on the Company’s product development or financial position. We expect to receive $4.1 million in development milestone payments over the next three to five years.

As a result of the above, total revenue increased to $8.7 million in 2006 from $4.6 million in 2005.

Cost of goods sold

	Year ended December 31,
	2006	2005
	(in thousands)
Instruments:
Revenue	$5,013	$2,442
Cost of goods sold	6,277	2,302

Gross profit	$(1,264)	$140

Reagents:
Revenue	$1,764	$601
Cost of goods sold	2,490	367

Gross profit	$(726)	$234

Service:
Revenue	$1,243	$555
Cost of goods sold	446	—

Gross profit	$797	$555

Costs of goods sold increased to $9.2 million in the year ended December 31, 2006 from $2.7 million in 2005. We began capitalizing inventory and recognizing the corresponding cost of goods sold in October 2004 after the launch of our initial IVD products. The instrument cost of goods sold includes estimated warranty service costs and other costs related to initial installation. As a result of our low volumes, we are unable to capitalize all of our manufacturing expenses and therefore we have not yet reached levels sufficient to generate gross profits on product sales.

We began capitalizing inventory and recognizing the corresponding cost of goods sold in October 2004 after the launch of our initial IVD products. Up to October 2004 we expensed costs that would have otherwise been capitalized as part of inventory. Therefore, included in the 2005 revenue is approximately $1.0 million of product revenue with no corresponding cost of goods sold. In the 4th quarter of 2005, we ceased reporting our results as a development stage company. Prior to this, a large portion of our manufacturing and operations group supported our research and development efforts and therefore we allocated to R&D expenses. In 2006, all of our manufacturing costs are allocated to costs of goods sold.

In 2005 costs of services associated with service revenue are included in R&D expenses. We began offering pharma services in 2005 while still in the development stage. We had only one customer during 2005 and therefore did not deem pharma services to be a distinct segment of our business with separate costs of services provided until 2006.

Part II

Research and development expenses

A summary of the principal components of our research and development costs for the years ended December 31, 2006 and 2005 is shown below:

	Year ended December 31,
Research and development expenses	2006	2005
	(in thousands)
Salaries, benefits and taxes	$6,739	$11,371
Laboratory supplies and expenses	715	936
Instrument development costs	647	529
Clinical trial expenses	1,246	3,793
Contracted research costs	663	859
Depreciation	1,229	1,697
Insurance	294	703
All others	1,201	1,888

Total research and development expenses	$12,734	$21,776

Research and development, or R&D, expenses decreased by $9.1 million, or 41.5%, to $12.7 million in 2006 from $21.8 million in 2005. The reduction of $9.1 is the result of a number of factors. First, in August 2005, we reduced our staff by 25% and reduced other expenses in order to align costs with our commercialization strategy and anticipated sales volume. The effect of the staff reduction and related costs savings accounts for approximately $2.1 million of the reduced costs. Second, in the 4th quarter of 2005, we ceased reporting our results as a development stage company. Prior to this, a large portion of our manufacturing and operations group supported our research and development efforts and therefore we allocated to R&D expenses. In 2006, all of our manufacturing costs are allocated to costs of goods sold and this resulted in a $2.5 million reduction in our 2006 R&D expenses.

Clinical trial expenses decreased in 2006 by $2.5 million to $1.2 million from $3.8 million in 2005. We initiated a clinical trial for the monitoring of metastatic colorectal cancer in the second quarter of 2004. In January 2005, based on encouraging interim data, we decided to increase the number of patients to be included in the trial from the original trial size of 200 patients up to 400. We increased our enrollment efforts in order to attempt to complete our patient enrollment by December 31, 2005. Also, in October 2004, we initiated a pivotal clinical trial for the monitoring of metastatic prostate cancer. As the patient accrual for both trials was substantially completed at December 31, 2005, our clinical trial expenditures decreased significantly in 2006. In September 2006, we announced that we had achieved our primary and secondary endpoints in our pivotal clinical trial in the management of metastatic colorectal cancer. In January 2007, we announced that we had achieved our primary endpoints in our clinical trial in the management of metastatic prostate cancer. Commercialization of these two clinical indications is subject to a number of factors, including but not limited to clearance for sale by the FDA. We anticipate that we will submit the data from these trials to the FDA in 2007.

Finally, in the fourth quarter of 2005, our board of directors approved the acceleration of the vesting of all outstanding stock options held by Immunicon’s current officers, employees, consultants and advisors with an exercise price of at least $4.80 per share. Options held by Immunicon’s executive officers and members of the Board were excluded from the vesting acceleration. Unvested stock options that had an exercise price of less than $4.80 per share will continue to vest on their normal schedule. In the prior years, we had been recording stock based compensation in regards to our Pre-IPO option grants.

We expect that R&D costs in 2007 will be materially consistent with 2006 levels. While we will continue to engage in improving our instrument and reagent products we are substantially completed with their

Part II

initial development. We have also completed the principal clinical trials necessary to commercialize these products. We plan to shift certain of our development efforts toward the products in the life sciences research and molecular analysis areas as well as for use in the area of services for drug development.

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

General and administrative expenses

A summary of the principal components of our G&A costs for the years ended December 31, 2006 and 2005 is shown below:

	Year ended December 31,
General and Administrative expenses	2006	2005
	(in thousands)
Salaries, benefits and taxes	$5,943	$4,128
Professional fees	2,105	2,141
Commissions	487	135
Depreciation	275	299
Insurance	286	182
All others	1,000	1,134

Total general and administrative expenses	$10,096	$8,019

General and administrative expenses, or G&A, increased by $2.1 million, or 25.9%, to $10.1 million in 2006 from 8.0 million in 2005. Salary related costs increased by $1.8 million in 2006 due to a number of factors. First, in 2006, we adopted Statement of Financial Accounting Standard, or SFAS, No 123R, or SFAS 123R, Share-Based Payment, which requires that costs associated with stock-based compensation be expensed in the current period. As previously stated, our board of directors approved the accelerated vesting of certain options for employees. Senior officers and board of directors were excluded from the accelerated vesting and therefore G&A was affected. Stock-based compensation increased $1.0 million associated with the adoption of FAS123R and issuance of nonvested shares to our senior officers.

Also, in August 2006, the Board approved a change to the compensation of Mr. Hewett, our CEO. In order to facilitate Mr. Hewett’s relocation from his home in New York to the Philadelphia area, the Board approved the engagement of a relocation company to aid Mr. Hewett in the sale of his home in New York. The agreement between the relocation company and us provides that the relocation company will provide Mr. Hewett with marketing assistance in the sale of his New York home. The agreement further provides that, at Mr. Hewett’s option, the relocation company will purchase the home from Mr. Hewett at fair market value and include the home in its inventory for sale. We will reimburse the relocation company for expenses related to the purchase and sale of Mr. Hewett’s New York home, including any loss on the sale incurred by the relocation company. Mr. Hewett exercised this option in October 2006 and the relocation company is now seeking to sell the home.

In addition, we separately agreed to reimburse Mr. Hewett for costs associated with the search for and closing on the purchase of his new home in the Philadelphia area. Lastly, we agreed to reimburse

Part II

Mr. Hewett for costs associated with the shipment of his household goods into his new home. The reimbursement payments to Mr. Hewett also include the amount of Mr. Hewett’s anticipated United States Federal income tax liability with respect to such reimbursements and with respect to the payments to the relocation company.

We anticipate that the reimbursements to Mr. Hewett and the payments to the relocation company will aggregate between $336,000 and $450,000 but actual costs will depend on a number of factors, including the final sale proceeds of Mr. Hewett’s home in New York. As of December 31, 2006, we have recorded $389,000 for these expenses as part of salaries, benefits and taxes in G&A.

The remaining increase in salaries relates to the additional personnel hired in our marketing department, performance bonuses for management and annual increases for salaries.

The remaining increase in G&A relates to commissions on our instruments to our marketing and selling partner, Veridex. We sold 52 instruments to third party customers in 2006 as compared to 25 in 2005. The average sales of instruments are up due to the introduction of the CellTracks Analyzer II in mid-2005.

We believe that our general and administrative expenses may increase in 2007. We anticipate hiring additional sales and marketing personnel as we pursue other opportunities outside the Veridex contract. We do not anticipate other large increases to our general and administrative expenses based on our current business plan. However, there can be no assurance that we will successfully commercialize any new product candidates.

Interest and other income

Interest and other income increased by $181,000, or 12.7%, in 2006 up to $1.6 million from $1.4 million in 2005. The increase in interest income was primarily the result of higher average interest rates on our investments in 2006 as compared to 2005.

Expense related to conversion rights and warrant value

We have determined to value certain provisions of the Notes and related warrants separately in accordance with various accounting guidance, including SFAS133 and EITF 00-19. As such, we’ve recorded a liability for both the warrants and conversion features. The warrants and conversion features are required to be adjusted to their fair value each quarter as a charge to earnings. The fair value of these warrants is primarily affected by our stock price, but is also affected by our stock price volatility, expected life and the risk-free interest rates. The fair value of the conversion rights is primarily affected by our stock price, but is also affected by our stock price volatility, expected life and our incremental borrowing rate. The $1.4 million expense in the fourth quarter of 2006 relates primarily to the increase in the Company’s stock during the time from the closing of the transaction and end of the quarter. Assuming the Company’s stock volatility, dividend payments, and the risk-free or incremental borrowing interest rates remain constant, the fair value of the warrants would increase and the Company would recognize a charge to earnings if the price of the Company’s stock increases. If the price of the Company’s stock decreases and the Company’s stock volatility, dividend payments, and the risk-free interest rates remain constant, the fair value of the warrants will decrease and the Company will recognize income.

Interest expense

Interest expense increased by $335,000 to $823,000 in 2006 from $488,000 in 2005. This increase is primarily related to our new financing in December 2006. We issued $30 million of convertible

Part II

subordinated notes with detachable warrants. These notes have a 6% interest coupon which is payable at maturity of the Notes. In addition, we paid financing fees of $2.7 million. These fees are amortized into interest expense over the term of the debt. In addition, the discount on the notes is also amortized into expense. Please see critical accounting policies and our debt footnote for more detail explanation. This increase is partially offset by the lower interest expense on the senior debt due to declining balance.

Stock-based compensation expenses

On January 1, 2006, we adopted SFAS 123R. In adopting SFAS 123R, we elected to apply the modified prospective transition method of reporting as allowed under SFAS 123R and therefore have not restated prior periods.

Through the end of 2005, we accounted for stock-based compensation costs under SFAS 123, as amended by SFAS 148, which permitted (i) recognition of the fair value of stock-based awards as an expense, or (ii) continued application of the intrinsic value method of Accounting Principles Board, or APB Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25. We accounted for our stock-based employee and director compensation plans under the recognition and measurement principles of APB 25.

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

In December 2005, we accelerated the vesting of options with strike prices over $4.80 for employees other than senior executive officers and board of directors.

Stock-based compensation expenses were $1.9 million and $1.6 million for the years 2006 and 2005, respectively. We issued 273,000 options in 2006 and 715,000 options in 2005. In prior year, we issued 260,000 nonvested shares to certain officers.

The stock-based compensation consisted of the following:

	Year Ended December 31,
	2006	2005
	(in thousands)
Adoption of SFAS 123R	$797	$—
Nonvested shares	438	299
Stock options granted prior to our IPO at below fair market value	627	1,302

Stock based compensation	$1,862	$1,601

Part II

We recognized these expenses as part of cost of sales, research and development expenses and general and administrative expenses as shown below.

	Year ended December 31,
Stock-based compensation expenses included in:	2006	2005
	(in thousands)
Cost of goods sold	$59	$—
Research and development expenses	407	1,230
General and administrative expenses	1,396	371

	$1,862	$1,601

Net loss

As a result of the above, the net loss of $ 24.0 million in 2006 was $2.9 million, or 10.8%, lower than the loss of $26.9 million in 2005.

The loss per common share was $0.87 in 2006, which was $0.19, or 17.9%, lower than the loss per common share of $1.06 in 2005. Weighted average common shares outstanding for the year ended December 31, 2006 and 2005 were 27.6 and 25.4 million, respectively.

As a result of the risks and uncertainties associated with development and commercialization activities, we are unable to predict the period in which we will achieve profitability. For example, we remain highly dependent on Veridex to successfully market and sell our cancer products. If they are unable to successfully market these products we will experience delays in achieving or may never reach profitability.

The fair value of the derivative liabilities are subject to the changes in our common stock value. As such, our financial statements may fluctuate quarter to quarter based on the price of our stock at the balance sheet date. Therefore, our financial position and results of operations may vary quarter to quarter based on conditions other than our operating revenue and expenses. These fair value changes will represent non-cash charges or income in our statement of operations.

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

Part II

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

Cost of goods sold

Costs of goods sold increased to $2.7 million in the year ended December 31, 2005 from zero in 2004. We began capitalizing inventory and recognizing the corresponding cost of goods sold in October 2004 after the launch of our initial IVD products. Instrument cost of goods sold was $2.3 million and reagent cost of goods was $367,000 for the year ended December 31, 2005. The instrument cost of goods sold includes estimated warranty service costs and other costs related to initial installation. We typically sell our instruments at or near our cost. In 2005 costs of services associated with service revenue are included in R&D expenses. We began offering pharma services in 2005 while still in the development stage. We had only one customer during 2005 and therefore did not deem pharma services to be a distinct segment of our business with separate costs of services provided until 2006.

	Year ended December 31,
	2005	2004
	(in thousands)
Instruments:
Revenue	$2,442	$965
Cost of goods sold	2,302	—

Gross profit	$140	$965

Reagents:
Revenue	$601	$162
Cost of goods sold	367	—

Gross profit	$234	$162

Service:
Revenue	$555	$—
Cost of service sold	—	—

Gross profit	$555	$—

Part II

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

Research and development, or R&D, expenses decreased by $1.7 million, or 7.5%, to $21.8 million in 2005 from $23.5 million in 2004. Salary and salary related costs were $880,000, or 8.4%, higher in 2005 compared to 2004. We required higher staff levels to complete the development of certain instrument platforms and complete the development of our initial cancer monitoring test. We hired additional personnel during the second half of 2004 to support the commercial launch of our initial products, to support clinical development to expand applications of our cancer diagnostic technology and to expand uses of our technology beyond cancer to other disease states. This increase was offset by the reduction in salaries and other areas related to the staff reduction announced in August 2005. The portion of stock-based compensation expenses recognized as part of research and development salaries was $1.2 million in 2005 versus $1.3 million in 2004.

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

Part II

General and administrative expenses

General and administrative expenses increased by $1.9 million, or 32.2%, to $8.0 million in 2005 from $6.1 million in 2004. Salary related costs increased by $723,000 in 2005 due principally to the addition of our chief operating officer who was hired in late 2004 to manage the cancer business, manufacturing operations, regulatory affairs and strategic marketing and to other senior staff additions which occurred in 2004 and 2005 to support our transition to a public company. Also, in November 2005, our board of directors approved a top management succession plan promoting our chief operating officer to President and Chief Executive Officer, which became effective January 1, 2006. We recognized stock-based compensation expense of $371,000 in 2005 compared to 416,000 in 2004, which was included in salary costs. Professional fees, including legal and accounting fees, increased by $896,000, or 72.0%, to $2.1 million in 2005 from $1.2 million in 2004. This increase is primarily due to costs associated with certification of our internal controls required by the Sarbanes-Oxley Act of 2002 and other public company reporting requirements.

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

Stock-based compensation expenses

During the period from October 1, 2002 through December 31, 2003 (prior to our IPO and determined with hindsight), we issued options to certain employees and directors under the Plan with exercise prices below the estimated fair value of our common stock on the date of grant, in accordance with the requirements of APB No. 25, we have recorded deferred stock-based compensation for the difference between the exercise price of the stock options and the estimated fair value of our stock on the date of grant. Deferred compensation is amortized to compensation expense on a straight-line basis over the vesting period of the stock option. We have also recorded compensation expense when stock options are issued to non-employees such as consultants and advisors. Stock-based compensation expenses were $1.6 million and $1.7 million for the years 2005 and 2004, respectively. We issued 715,000 options in 2005 and 610,000 options in 2004. In addition, we issued 260,000 nonvested shares to certain officers in 2005 and recorded deferred compensation of $1.3 million and compensation expense of $299,000 related to the issuance of these nonvested shares. We will amortize the deferred compensation through the vesting period for the common stock options and nonvested shares.

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

Part II

We recognized these expenses as part of research and development expenses and general and administrative expenses as shown below.

	Year ended December 31,
Stock-based compensation expenses included in:	2005	2004
	(in thousands)
Research and development expenses	$1,230	$1,281
General and administrative expenses	371	416

	$1,601	$1,697

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

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through private and public equity and debt financings, with revenue generated from sales of products and services, with license and milestone revenues from corporate collaborations, with capital equipment and leasehold financing, with government grants and with interest earned on cash and investments. We recognized $8.0 million and $3.6 million in product revenues in 2006 and 2005, respectively. Based on reaching certain commercialization goals including sales of our products we determined that effective with the beginning of the fourth quarter of 2005 we were no longer a development stage company.

Cash and short term investments increased by $8.9 million in the year ended December 31, 2006 to $51.5 million from $42.6 million for the year ended December 31, 2005. This increase was principally the result of receiving $27.3 million in net proceeds from the issuance of the convertible debt in December 2006 offset by the net loss of $24.0 million for the year ended December 31, 2006.

We used $18.1 million in our operating activities in the year ended December 31, 2006 compared to $25.4 million in 2005. The decrease in net cash used of approximately $7 million was primarily the result of improved operating results in 2006, particularly lower operating expenses in 2006 of $22.8 million compared to $30.0 million in 2005.

We generated a net increase of $6.4 million in cash provided by investing activities in the year ended December 31, 2006 compared to an increase of $0.9 million in the year ended December 31, 2005. In 2006, we generated $7.0 million through the purchases and maturities of investments and spent $0.9 million in purchases of property and equipment. In 2005, we generated $4.0 million through the purchase and sale of investments and we spent $3.1 million to purchase property and equipment.

Cash increased by $25.9 million and $18.9 million in the years ended December 31, 2006 and 2005, respectively as a result of financing activities. In December 2006, we issued $30.0 million in subordinated convertible debt. We received net proceeds of approximately $27.3 million from the sale of the Notes and Warrants after deducting the placement agent fees and estimated offering expenses (see further discussions below). In 2006, we borrowed $1.0 million against our senior debt facilities and paid down $2.8 million on these facilities. In June 2005, we raised $18.0 million in proceeds, net of fees and expenses, through the sale of 4.1 million shares of common stock pursuant to shelf registration statement

Part II

filed in May 2005. We received cash proceeds from bank borrowings of $3.7 million and made principal repayments of $3.4 million in 2005.

In December 2006, we entered into a definitive agreement for the sale and issuance of $30 million in aggregate principal amount of unsecured subordinated convertible promissory notes, or Notes, which are convertible initially into an aggregate of up to 7,334,964 shares of our common stock. The Notes bear interest at 6% per annum. Interest is not payable currently but is accrued and added to the principal on a quarterly basis. Any portion of the Notes and all accrued but unpaid interest which is not converted is repayable in cash on December 5, 2009. This agreement also includes warrants to purchase 1,466,994 shares of our common stock. The notes are convertible into shares at a conversion price of $4.09. The warrants have an exercise price of $4.09 per shares. We received net proceeds of approximately $27.3 million from the sale of the Notes and Warrants after deducting the placement agent fees and estimated offering expenses of $2.7 million, $2.5 million of which were paid as of December 31, 2006. The remainder was paid by the end of January 2007. These convertible notes contain certain covenants that require us to, among other things, maintain a certain level of cash, restrict amount of indebtedness and restriction on redemption and cash dividends. We were in compliance with all provisions of our Notes, including the available cash test, as of and for the year ended December 31, 2006.

We have determined to value the conversion rights and the related warrants separately in accordance with FAS133 and EITF 00-19. As such, we recorded an initial liability of $8.1 million and $1.9 million for the conversion rights associated with the Notes and for the warrants, respectively. The result of this accounting treatment is that the fair value of the conversion rights and detachable warrants is marked-to-market each balance sheet date and recorded as a liability. As of December 31, 2006, we have recorded an expense of $1.4 million relating to our mark-to-market adjustment.

At December 31, 2006 and 2005, respectively, we did not have any off-balance sheet financing arrangements.

We have funded our expenditures to date principally through the sale of our stock and through the issuance of convertible subordinated notes. Our expenditures are primarily research and development and other operating expenditures, capital equipment expenditures and payments on outstanding indebtedness.

Sales of our common and preferred stock from inception through December 31, 2006 are as follows:

Summary of all sales of common and convertible preferred stock	Year(s)	Number of shares	Price per share	Net proceeds (in thousands)	Equivalent common shares
Initial sale of common stock (private)	1984	10,000	$150.00	$1,500	10,000

Convertible preferred stock
Series A	1988	36,350	10.00	364	669,343
Series B	1989	30,000	10.00	300	236,952
Series C	1990	30,000	10.00	300	296,016
Series D	1999, 2004	33,971,098	0.32	10,597	2,216,742
Series E	2000	4,588,612	4.74	21,612	3,059,083
Series F	2001, 2003	13,454,500	4.00	51,942	8,969,677

Initial public offering (common stock)	2004	6,900,000	8.00	49,427	6,900,000
Sale of common stock (secondary offering)	2005	4,137,902	4.75	17,981	4,137,902
Exercise of options and warrants and other sales of common stock	various			2,211	1,172,054

				$156,234	27,667,769

Part II

At completion of the IPO, all outstanding convertible preferred shares were automatically converted into 15,495,827 common shares. On May 6, 2005, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement permits the offer, sale and issuance by us from time to time, in one or more offerings, of up to an aggregate of $75 million of our common stock, preferred stock, debt securities, warrants, depositary shares, stock purchase contracts and stock purchase units. The terms of any offering will be established at the time of the offering. On June 29, 2005, we sold 4,137,902 shares of our common stock at $4.75 per share pursuant to this shelf registration statement and received $18.0 million in proceeds, net of fees and other expenses. In December 2006, we entered into a definitive agreement for the sale and issuance of $30 million in aggregate principal amount of Notes, which are convertible initially into an aggregate of up to 7,334,964 shares of our common stock.

The following table summarizes our contractual obligations and related interest charges on lines of credit at December 31, 2006 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due in
Contractual obligations	Total	2007	2008 and 2009	2010 and 2011	After 2011
	(in thousands)
Lines of credit, including interest expense	$4,526	$2,070	$2,280	$176	$—
Convertible subordinated notes payable (1)	35,875	—	35,875	—	—
Operating leases	3,557	863	1,732	942	20
Open purchase order commitments (2)	8,448	8,448	—	—	—

Total contractual obligations	$52,406	$11,381	$39,887	$1,118	$20

1)	Obligation includes principal and total interest that would be accrued if the Notes are not converted prior to maturity date.
2)	The amounts included in open purchase order commitments are subject to performance under the purchase order by the supplier of the goods or services and do not become our obligation until such performance is rendered. The amount shown is principally for the purchase of materials for our instrument platforms, which we anticipate will be sold by us to customers and for various items such as contingent patient accrual commitments related to our clinical trials. Most patient accrual costs are payable only after successful completion of patient accrual.

We are liable for certain payments under employment contracts with our Chief Executive Officer, Chief Financial Officer, Chief Scientific Officer and Chief Counsel. These contracts require that we continue salary and benefits for these officers for a period of one year and that we accelerate any unvested options, if any, if the officer is terminated, except for cause, or in the event of a change of control, as defined in the contracts. These amounts are not included in the table above.

We also have contingent obligations for research and development and clinical trial expenditures under our development, license and supply agreement with Veridex. Specifically, we must pay the first $5.0 million in clinical trial costs for the first cellular analysis product for general population screening for a major cancer, and Veridex is responsible for the next $5.0 million of such clinical trial costs. We have agreed to negotiate in good faith for the allocation of costs in excess of $10.0 million. As of December 31, 2006 we have not incurred any costs related to clinical trials for a product for general population screening, and we do not anticipate spending any funds on clinical trials toward such a product through 2007.

The development, license and supply agreement with Veridex provides for a total of up to $10.5 million in non-refundable license and milestone payments related to research and development activities,

Part II

including up to $1.5 million for the initial license and up to $9.0 million related to the completion of certain instrument and clinical trial milestones. We have received $6.4 million as of December 31, 2006. We have also continuously reviewed the status of the remaining development milestones and, where appropriate, have renegotiated the development requirement and payment terms. We do not believe that these renegotiations will have a material adverse effect on our product development or financial position. We expect to earn the remaining $4.1 million in development milestone payments over the next three to five years.

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

Part II

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

In December 2006, we signed a definitive license, development, supply and distribution agreement to develop and commercialize products in the field of clinical virology diagnostics, starting with a panel of multiplex respiratory virus and sexually transmitted infection assays with DHI. The agreement terms are in effect for a period ending on the fifth anniversary of the commencement of the commercial period and either party may elect to extend the original term for an additional five years. We received an upfront non-refundable license fee of $500,000 and are eligible for an additional $1.0 million upon approval by the FDA for the first initial product. In addition, in consideration for our performance of our obligations in the development of new products under the agreement, DHI will pay us a quarterly payment of $200,000 for six fiscal quarters, beginning January 2007. We will manufacture and supply DHI with their requirements for bulk reagents and DHI will manufacture and supply the detection reagents. We will receive 41% of the revenue from the sale of these reagents. DHI will act as our distributor for the instrument systems. DHI will be responsible for all expenses for sales and training with respect to products and systems.

As of December 31, 2006 and 2005, we had $11.7 million and $12.7 million, respectively, in available credit under our credit agreements. The available borrowing capacity under our Silicon Valley Bank, or SVB, credit facility was $8.4 million and it expires on December 31, 2007 and the available borrowing capacity under our credit agreement with General Electric Credit Corporation, or GE, was $3.3 million and it expires April 30, 2007. We were in compliance with all provisions of our various loans as of and for the years ended December 31, 2006 and 2005. The SVB credit agreement contains certain covenants that require us to, among other things, maintain a certain level of earnings or loss before interest, taxes, depreciation and amortization, maintain a minimum amount of our available funds on deposit with SVB and deliver periodic financial statements and reports within a prescribed timeframe. The agreements with SVB and GE also restrict our ability to among other things, dispose of property (including intellectual property), change our business, ownership, management or business locations, merge with or acquire certain other entities, create or incur certain liens or encumbrances on any of its property, incur or amend the terms of certain indebtedness, engage in transactions with affiliates, declare or pay certain dividends or redeem, retire or purchase shares of any capital stock without their prior approval.

On June 13, 2005 we announced that we, along with the Fox Chase Cancer Center, or Fox Chase, were awarded a Small Business Technology Transfer grant totaling approximately $1.1 from the National

Part II

Institutes of Health (“NIH”), which extends over two years. We believe that we will receive approximately $475,000 and that Fox Chase will receive the remainder of $615,000. The NIH grant is intended to fund the development of a new strategy to actively monitor the effectiveness of cancer drugs in clinical trials. We received $297,000 and $52,000 from this grant for the years ended December 31, 2006 and December 31, 2005.

On August 29, 2005, we announced actions to align staff levels and other expenses with our current commercialization strategy and sales volume and reduced our workforce by approximately 25%. In fiscal year 2006, we recorded $188,000 in accelerated depreciation of certain property and equipment resulting from the termination of the lease of a portion of our office space. We completed the consolidation of office space in the first half of 2006. As of December 31, 2005, all severance costs relating to this workforce reduction had been paid. We have recorded total expense of $647,000 related to the workforce reduction and the accelerated depreciation since we announced these actions in August 2005. These items were recorded in our operating expenses.

Based on our operating plans, we believe that our available cash and available borrowings under of lines of credit will be sufficient to finance operations and capital expenditures until at least December 31, 2007. Our future capital requirements include, but are not limited to, supporting our research and development efforts and our clinical trials, although we are not obligated to meet any absolute minimum dollar spending requirements under our current operating agreements. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities, our clinical trials and capital requirements related to our commercialization efforts. We had $51.5 million in cash on hand and short term investments and $11.7 million in available lines of credit as of December 31, 2006. We plan to use our cash on hand and our available lines of credit to continue to develop our cancer diagnostic products beyond breast cancer to other types of solid tissue cancers and to explore the uses of our technology in earlier stages of the cancer disease process. Also, we plan to explore development of uses for our technology outside of cancer such as in cardiovascular disease. We plan to use the anticipated funds generated from the sales of our products as well as additional equity or debt-related offerings to finance our future development efforts. We may not be successful in generating sufficient product sales or raising sufficient funds from the sale of equity or debt securities to support the research and development expenses necessary to expand the uses of the technology into other cancers and in non-cancer diseases. In addition, if we are unsuccessful in our product development efforts, additional financing may not be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may elect to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities. This inability to obtain additional financing could have a material adverse effect on our financial condition and operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by in the first quarter of 2008. We are currently evaluating the effect of SFAS 159 and have not determined impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’

Part II

requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of 2008. We are currently evaluating the effect of SFAS 157 and have not determined impact on our consolidated results of operations and financial condition.

In September 2006, the U.S. Securities and Exchange Commission, or the SEC, issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for the first fiscal year ending on or after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, and filed after the publication of the SAB (September 13, 2006). We have assessed the effect of adopting this guidance and determined that, currently, there will be no impact on our consolidated financial statements.

On July 13, 2006, the FASB issued FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No.109, Accounting for Income Taxes and provides guidance on classification and disclosure requirements for tax contingencies. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us in the first quarter of 2007. Although we continue to research the impact of the adoption of FIN 48, we do not anticipate a material impact to our consolidated financial position or results of operations as a result of its adoption

Previously announced pronouncements

Effective January 1, 2006, we adopted the provisions of SFAS 123R. Prior to January 1, 2006, we accounted for stock option awards granted under our share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123. See footnote 8 for further disclosure.

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

Part II

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, or SFAS 154, which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 replaces Accounting Principles Board, or APB, Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statement. We adopted SFAS 154 beginning with the first quarter of fiscal 2006 and it did not have a material impact on our financial statements in fiscal 2006.

Item 7A.    Quantitative and qualitative disclosures about market risk

We are exposed to market risks from interest rate changes on our senior credit facilities. Management actively monitors this exposure. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes. We do not believe that we have material exposure to interest rate, foreign currency exchange rate or other relevant market risks. We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, cash equivalents, short-term investments and long-term investments, accounts payable and long-term obligations. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents. We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments. The maximum allowable duration of a single issue is 24 months, with an average duration of the issues in the portfolio of 18 months. As of December 31, 2006, we had an investment portfolio of short and long term investments in a variety of instruments, including US government agency notes, investment grade US Corporate bonds, mortgage-backed securities and money market securities totaling $15.4 million, excluding those classified as cash and cash equivalents.

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

Our management evaluated our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, our management has concluded that, as of December 31, 2006, our internal control over financial reporting was effective.

Our independent auditors, Deloitte & Touche LLP, have audited management’s assessment of our internal control over financial reporting. Their opinion on management’s assessment and their opinions on the effectiveness of our internal control over financial reporting and on our financial statements appear on pages 82 and 83 in this annual report on Form 10-K.

/s/ Byron D. Hewett

Byron D. Hewett

President & Chief Executive Officer

/s/ James G. Murphy

James G. Murphy

Senior Vice President & Chief Financial Officer

March 14, 2007

Immunicon Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immunicon Corporation

Huntingdon Valley, PA

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Immunicon Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 15, 2007

Immunicon Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Immunicon Corporation

Huntingdon Valley, PA

We have audited the accompanying consolidated balance sheets of Immunicon Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Immunicon Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 15, 2007

Immunicon Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$36,132	$21,900
Short-term investments	15,401	20,694
Accounts receivable	1,402	825
Receivable from related party	409	316
Inventory	3,966	3,223
Prepaid expenses	613	397
Other current assets	861	326

Total current assets	58,784	47,681
Property and equipment—net	4,011	5,460
Deferred financing fees	2,616	—
Long term investments	—	1,504
Other assets	362	325

Total assets	$65,773	$54,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,781	$2,769
Accounts payable	1,743	938
Payable to related party	792	433
Accrued expenses	4,304	3,576
Detachable warrants	2,181	—
Conversion feature relating to convertible debt	9,286	—
Current portion of deferred revenue:
Related party	1,821	1,597
Other	438	84

Total current liabilities	22,346	9,397

Convertible subordinated notes, net of discount	20,313	—
Long-term debt	2,256	3,115
Deferred revenue:
Related party	234	378
Other	423	—
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par value—100,000,000 authorized, 27,667,769 and 27,556,885 shares issued and outstanding as of December 31, 2006 and 2005, respectively	28	27
Additional paid-in capital	162,596	162,630
Deferred stock-based compensation	—	(2,142)
Accumulated other comprehensive income	22	12
Deficit accumulated	(142,445)	(118,447)

Total stockholders’ equity	20,201	42,080

Total liabilities and stockholders’ equity	$65,773	$54,970

See notes to consolidated financial statements.

Immunicon Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2006, 2005 and 2004,

(in thousands, except for per share and share data)

	Years Ended December 31,
	2006	2005	2004
Revenue:
Product revenue
Related party	$2,411	$1,458	$869
Third-party	4,366	1,585	258
Service	1,243	555	—

Total product and service revenue	8,020	3,598	1,127
Milestone and license revenue – related party	675	1,045	423
Other revenue	2	4	15

Total revenue	8,697	4,647	1,565
Cost of goods sold	8,767	2,669	—
Cost of service sold	446	—	—

Gross margin	(516)	1,978	1,565
Operating expenses:
Research and development	12,734	21,776	23,545
General and administrative	10,096	8,019	6,064

Total operating expenses	22,830	29,795	29,609

Operating loss	(23,346)	(27,817)	(28,044)

Interest and other income	1,608	1,427	732
Change in fair value of detachable warrants and conversion rights	(1,437)	—	—
Interest expense	(823)	(488)	(621)

Other income (expense)—net	(652)	939	111

Pretax loss	(23,998)	(26,878)	(27,933)
Foreign tax expense	—	30	—

Net loss attributable to common stockholders	$(23,998)	$(26,908)	$(27,933)

Net loss per common share-basic and diluted	$(0.87)	$(1.06)	$(1.70)

Weighted average common shares outstanding-basic and diluted	27,628,792	25,428,325	16,386,135

See notes to consolidated financial statements.

Immunicon Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three years ended December 31, 2006

(in thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred stock- based compen- sation	Employee loan	Accumulated other comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2003	51,390,552	$85,115	485,820	$1	$7,033	$(3,858)	(19)	—	$(63,606)	$24,666
Net loss	—	—	—	—	—	—	—	—	(27,933)	(27,933)
Translation adjustment	—	—	—	—	—	—	—	29		29
Comprehensive loss	—	—	—	—	—	—	—	—	—	(27,904)
Initial public offering, net of expenses of $5.8 million	—	—	6,900,000	7	49,419	—	—	—	—	49,426
Conversion of preferred shares	(52,110,560)	(85,347)	15,495,815	15	85,332	—	—	—	—	—
Dividend conversion	—	—			52	—	—	—	—	52
Exercise of options	—	—	178,105		348	—	—	—	—	348
Exercise of warrants	720,008	232	92,364		209	—	—	—	—	441
Issuance of 22,669 shares of common stock warrants for directors’ services	—	—	—	—	112	—	—	—	—	112
Issuance of stock under Employee Stock Purchase Plan	—	—	13,637		149	—	—	—	—	149
Amortization of deferred compensation	—	—	—	—		1,353	—	—	—	1,353
Compensation expense related to stock option	—	—	—	—	138	38	—	—	—	176
Adjustment to deferred compensation for the change in fair value	—	—	—	—	(122)	122	—	—	—	—
Payment of loan	—	—	—	—	—	—	19	—	—	19

Balance, December 31, 2004	—	$—	23,165,741	$23	$142,670	$(2,345)	—	29	$(91,539)	$48,838
Net loss	—	—	—	—	—	—	—	—	(26,908)	(26,908)
Translation adjustment	—	—	—	—	—	—	—	(17)	—	(17)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(26,925)
June 2005 secondary public offering, net of expenses of $1.7 million	—	—	4,137,902	4	17,969	—	—	—	—	17,973
Exercise of options	—	—	199,371	—	378	—	—	—	—	378
Stock purchase plan	—	—	53,871	—	320	—	—	—	—	320
Issuance of nonvested shares to certain officers	—	—	—	—	1,316	(1,316)	—	—	—	—
Amortization of compensation relating to above nonvested stock	—	—	—	—	—	299	—	—	—	299
Amortization of deferred compensation	—	—	—	—	—	1,163	—	—	—	1,163
Compensation expense related to stock option					74	(40)	—	—	—	34
Adjustment to deferred compensation for the change in fair value	—	—	—	—	(97)	97	—	—	—	—

Balance, December 31, 2005	—	$—	27,556,885	$27	$162,630	$(2,142)	—	12	$(118,447)	$42,080
Net loss	—	—	—	—	—	—	—	—	(23,998)	(23,998)
Translation adjustment	—	—	—	—	—	—	—	10	—	10

Comprehensive loss	—	—	—	—	—	—	—	—	—	(23,988)
Exercise of options	—	—	72,414	1	105	—	—	—	—	106
Stock purchase plan			38,470	—	133	—	—	—	—	133
Compensation expense related to stock option and nonvested stock	—	—	—	—	1,862	—	—	—	—	1,862
Reclassification of deferred Compensation in accordance with FAS123R	—	—	—	—	(2,142)	2,142	—	—	—	—
Other	—	—	—	—	8	—	—	—	—	8

Balance, December 31, 2006	—	$—	27,667,769	$28	$162,596	$—	—	22	$(142,445)	$20,201

See notes to consolidated financial statements.

Immunicon Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2006, 2005 and 2004

(in Thousands)

	Years Ended December 31,
	2006	2005	2004
Operating activities:
Net loss	$(23,998)	$(26,908)	$(27,933)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,864	1,962	1,524
Non cash interest expense on notes	415	7	55
Loss on disposal of property and equipment	20	28	—
Change in fair value of detachable warrants and conversion rights	1,437	—	—
Compensation expense related to the issuance of nonvested stock, stock options and warrants	1,862	1,601	1,697
Change in:
Accounts receivable	(577)	(351)	(251)
Accounts receivable from related party	(93)	(67)	(161)
Inventory	(743)	(2,147)	(1,076)
Prepaid expenses	(216)	194	(272)
Other assets	(90)	(41)	(402)
Accounts payable	805	98	(169)
Payable to related parties	359	205	229
Accrued expenses	540	305	1,203
Deferred revenue – related party	80	(38)	1,948
Deferred revenue	277	(198)	225

Net cash used in operating activities	(18,058)	(25,350)	(23,383)

Investing activities:
Purchase of investments	(31,330)	(42,146)	(37,639)
Proceeds from maturities of investments	38,353	46,101	11,496
Proceeds from the sale of property and equipment	191	—	—
Cash paid for property and equipment	(852)	(3,104)	(2,254)

Net cash (used in) provided by investing activities	6,362	851	(28,397)

Financing activities:
Proceeds from issuance of convertible debt	30,000	—	—
Proceeds from exercise of stock options & purchase plan	239	592	441
Proceeds from exercise of warrants	—	—	441
Proceeds from term debt	983	3,736	2,105
Proceeds from sale of common stock	—	18,279	51,336
Payment on offering fees	(2,473)	(298)	(1,909)
Payments on term debt	(2,831)	(3,450)	(3,659)
Other	—	5	(53)

Net cash provided by financing activities	25,918	18,864	48,702

Effect of exchange rate on cash	10	(17)	29
Net increase (decrease) in cash and cash equivalents	14,222	(5,635)	(3,078)
Cash and cash equivalents, beginning of period	21,900	27,552	30,601

Cash and cash equivalents, end of period	$36,132	$21,900	$27,552

Supplemental cash flow information:
Cash paid for interest	$418	$708	$545

See notes to consolidated financial statements.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2006, 2005 and 2004

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

In December 2006, we entered into a definitive agreement for the sale and issuance of $30 million in aggregate principal amount of unsecured subordinated convertible promissory notes, or Notes, which are convertible initially into an aggregate of up to 7,334,964 shares of our common stock. The Notes bear interest at 6% per annum. Interest is not payable currently but is accrued and added to the principal on a quarterly basis. Any portion of the Notes and all accrued but unpaid interest which is not converted is repayable in cash on December 5, 2009. This agreement also includes warrants to purchase 1,466,994 shares of our common stock. The Notes are convertible into shares at a conversion price of $4.09. The warrants have an exercise price of $4.09 per shares. We received net proceeds of approximately $27.3 million from the sale of the Notes and warrants after deducting the placement agent fees and estimated offering expenses of $2.7 million, $2.5 million of which was paid as of December 31, 2006. The remainder was paid by the end of January 2007. See note 7 for further descriptions.

We have incurred substantial losses since our inception. We anticipate incurring additional losses over at least the next several years. Substantial financing will be needed by us to fund our operations, to repay any portion of the Notes which remain outstanding on December 5, 2009 and to continue to commercially develop our product candidates. There is no assurance that such financing will be available when needed. Our operations are subject to certain additional risks and uncertainties including, among others, dependence on Veridex, LLC (“Veridex”), a Johnson & Johnson company, to market our cancer diagnostic product candidates, the uncertainty of product development (including clinical trial results), regulatory clearance and approval, supplier and manufacturing dependence, competition, reimbursement availability, dependence on exclusive licenses and other relationships, uncertainties regarding patents and proprietary rights, dependence on key personnel and other risks related to governmental regulations and

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

approvals. We believe, however, that cash, cash equivalents and borrowing available under our line of credit at December 31, 2006, will be sufficient to maintain operations through at least December 31, 2007.

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

Fair value of financial instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities except for the detachable warrants and conversion rights related to the Convertible Notes, the carrying amounts approximate their fair value due to the relatively short maturity of these items.

The Notes are convertible initially into an aggregate of up to 7,334,964 shares of our common stock. We have determined to value certain provisions of the Notes and the related warrants separately in accordance with various accounting guidance documents including Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133 and related interpretations including Emerging Issues Task Force, or EITF, No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, or EITF 00-19. Upon issuance of the Notes, we recorded a liability of $8.1 million related to the embedded conversion option in the Notes and a liability of $1.9 million related to the value of the warrants. As of December 31, 2006, we have marked-to-market the conversion option and the warrants and have recorded a non-cash expense of $1.4 million in the Statement of Operations related to the change in valuation of the Notes and the warrants for the year ended December 31, 2006.

Fair market value for long term obligations approximates carry value, net as the Notes transaction was completed close to year ended December 31, 2006. Additionally, credit facilities borrowing rates have not changed materially as of December 31, 2006.

As of December 31, 2006 and 2005, the outstanding long-term obligations and the corresponding fair market value are as follows (see also Note 7) (in thousands):

December 31,	Carrying Value, net	Fair market Value
2006	$24,352	$24,244
2005	5,884	5,884

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of December 31, 2006 and 2005, the short-term and long-term investments and the corresponding fair market value are as follows (in thousands):

December 31,	Carrying Value, net	Fair Value
2006	$15,401	$15,403
2005	$22,198	$22,175

Cash and cash equivalents

We consider all highly liquid investments purchased with original maturities of three months or less when purchased to be cash equivalents. As a condition of our indebtedness to Silicon Valley Bank we are required to maintain a cash deposit equal to 33% but no greater than $12.5 million of our total available cash balance. This deposit does not legally restrict our use of the cash, but only requires a portion of our available cash to be maintained on deposit with Silicon Valley Bank.

Investments

Short-term investments are investments purchased with maturities of longer than 90 days, but less than one year, held at a financial institution. Long term investments are investments purchased with maturities of longer than one year. Investments are accounted for in accordance with SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities, and accordingly, those investments classified as held-to-maturity are carried at amortized cost.

The cost or amortized cost and estimated market value of investments at December 31, 2006 and 2005 were as follows (in thousands):

	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
2006
Corporate debt securities	$2,654	$—	$—	$2,654
US Agencies securities	12,747	$—	2	12,749

Total	$15,401	$—	$2	$15,403

	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
2005
Corporate debt securities	$8,221	$—	$(15)	$8,206
US Agencies securities	13,977	$—	(8)	13,969

Total	$22,198	$—	$(23)	$22,175

Proceeds from the maturity of investments were $38.4 million, $46.1 million and $11.5 million during the years ended December 31, 2006, 2005 and 2004, respectively.

Restricted funds

In fiscal 2004, we entered into a security deposit pledge agreement with a bank related to a corporate credit card agreement. This deposit earned approximately 3.4% simple interest in 2006. As of

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

December 31, 2006 and 2005, this deposit was $151,000 and $153,000, respectively and was recorded as restricted and reported in Other Assets on the accompanying consolidated balance sheet. We maintain a certificate of deposit, which has been pledged as collateral against a letter of credit supplied to the landlord as security for the rent on our principal office location. As of December 31, 2006 and 2005, this certificate of deposit of $125,000 is classified as restricted and is reported in Other Assets on the accompanying consolidated balance sheets.

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

Financial Instruments

We evaluate our convertible debt, detachable warrants and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under SFAS 133 and related interpretations, including EITF 00-19. The result of this accounting treatment is that the fair value of the embedded derivative is marked to market each balance sheet date and recorded as a liability. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. The identification of, and accounting for, derivative instruments and assumptions used can significantly affect our financial statements.

We reviewed the attributes of the Warrants to determine how best to calculate the fair value of the Warrants. Based on that review we determined that the Black-Scholes option pricing model was an appropriate model to use. The attributes of the Warrant closely matched the variables which are

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

important in applying the Black-Scholes model. The following assumptions were used in calculating the fair value of the Warrant: Stock price—the closing price on the date of the transaction—December 5, 2006; the conversion price of $4.09; estimated life of the Warrant—four years. The annualized volatility of 60.35% was based on the volatility for Immunicon stock options and the discount rate used was an average of the interest rate for three-year and five year US Treasury note as of December 31, 2006.

The fair value model utilized to value the embedded conversion rights, or rights, in the Notes comprises various assumptions, such as the incremental borrowing interest rate, expected Company stock price and volatility. We have initially determined the value of the conversion rights using the Black-Scholes option price formula. Our incremental borrowing rate used was 8.75%, volatility was calculated similar to our volatility for our stock options and the stock price was the closing price on the date of the transaction. In order to determine fair value at the date of issuance, management utilized these parameters to reflect our best judgment in regards to the economics of the Notes. We will continue to evaluate the fair value model and mark-to-market at the balance sheet date with any changes in fair value recorded in our earnings.

Subsequent to the initial recording, the change in the fair value of the rights and the detachable warrants, determined under their respective fair value models, are recorded as adjustments to the liabilities. The expense or income relating to the change in the market value of our stock reflected in the change in the fair value of the conversion rights and the warrants is included as “Change in fair value of conversion rights and detachable warrants”. As of December 31, 2006, we recorded this non-cash charge of $1.4 million.

Discount on debt

We have allocated the proceeds received from convertible debt instruments between the underlying debt instruments and have recorded the conversion right and detachable warrants as a liability in accordance with SFAS 133 and related interpretations. At inception, the fair value of the detachable warrants and the conversion rights (embedded derivative) were bifurcated from the host debt contract and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the secured convertible notes as unamortized discount which will be amortized over the term of the notes under the effective interest method.

Deferred financing fees

In connection with the Notes, we paid financing fees of $2.7 million. Deferred financing fees consists primarily of placement fees, accounting, legal and filing fees associated with raising funds. We amortize these fees over the life of the loan. Amortization of the deferred financing fee was $54,000 in the year ended December 31, 2006.

Comprehensive loss

Comprehensive loss is defined as the change in stockholders’ equity during a period from transactions and other events and circumstances from non-owner sources.

Concentrations of credit risk and limited suppliers

The financial instruments that potentially subject us to concentrations of risk are cash and cash equivalents and short term investments. Our cash and cash equivalents are maintained in six financial

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

institutions in amounts that typically exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk in this area. It is our practice to place our cash equivalents and short-term investments in money market accounts or high quality securities in accordance with a written policy approved by the Board of Directors.

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

We record revenue from services provided as part of contracted research received under research and development support agreements and milestone payments under collaborations with third parties. We examine each contract and consider the appropriate revenue recognition in accordance with SAB 104 and EITF No. 00-21, Revenue Recognition with Multiple Deliverables, or EITF 00-21. We evaluate all deliverables in our collaborative agreement to determine whether it represents separate units of accounting. Deliverables qualify for separate accounting treatment if they have standalone value to the customer and if there is objective evidence of fair value for the undelivered items. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values.

In accordance with SAB 104, we record up-front non-refundable license fees as deferred revenue and recognize this deferred revenue over the estimated development period. Since August 2000, we have received $6.4 million in license and milestone payments from Veridex. License and milestone payments are deferred and amortized on a straight-line basis over the product development period as defined for each specific product. Amounts received as reimbursement for research and development expenses are recorded as a reduction in research and development expense as the related costs are incurred.

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

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

We can earn up to an additional $4.1 million in research related milestone receipts and $10.0 million related to achieving certain sales targets. We plan to recognize revenue for the research related milestones receipts over the estimated development period for the various products for which milestone receipts can be earned. Under the Veridex agreement, we also can earn up to $10.0 million in revenue for achieving defined sales targets. Our agreement with Veridex provides for payments to us by Veridex of $2.0 million, $3.0 million and $5.0 million in the first year that sales recognized by Veridex of our CellSearch reagent products to third parties, excluding sales of instruments, reach $250 million, $500 million and $1 billion, respectively and we plan to recognize the revenue related to these targets in the period earned.

Cost of service sold

In 2005 costs of services associated with service revenue are included in R&D expenses. We began offering pharma services in 2005 while still in the development stage. We had only one customer during 2005 and therefore did not deem pharma services to be a distinct segment of our business with separate costs of services provided until 2006.

Product Warranty

We generally include a one year warranty for product quality related to our instrument product sales. We record warranty expense for known warranty issues if a loss is probable and can be reasonably estimated, and we record warranty expenses for anticipated but, as yet, unidentified issues based on historical activity. Provisions for estimated expenses related to product warranty are made at the time products are shipped. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the accrual. Our product warranty obligations are included in accrued expenses on the accompanying consolidated balance sheet. See footnote 10 for more information.

Disclosures about segments of an enterprise

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. To date, we have viewed our operations and manage our business as one segment operating primarily in the United States of America. Revenues from external customers are summarized below. Revenues are attributed to a country based on the location of the customer. During fiscal year 2006, we derived 35% and 13% of our revenue from Veridex and Pfizer, Inc., respectively, as compared to 53% and 12% in 2005. During fiscal years 2004, we derived 80% of our revenue from Veridex. In addition, majority of our long-lived assets are located in the U.S.:

	Years Ended December 31,
	2006	2005	2004
United States	$6,695	$4,011	$1,561
Europe	1,538	397	1
Other foreign countries	464	239	3

Total revenue	$8,697	$4,647	$1,565

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Research and development

Research and development costs are charged to expense as incurred.

Recapitalization

On March 9, 2004, we affected a 2-for-3 reverse stock split of all outstanding shares of common stock, as well as for stock options and warrants to purchase common stock. In addition, the conversion ratios for all series of Preferred stock were adjusted. All references in the accompanying financial statements to the number of shares and per share data have been retroactively restated to reflect the reverse stock split.

Stock-based compensation

On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share Based Payment, or SFAS 123R, using the modified prospective method. In accordance with SFAS 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period. We determine the grant-date fair value of employee stock options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options. The charge to net loss for the twelve months ended December 31, 2006 was $1.9 million for stock based compensation. See footnote 8 for further disclosures.

Net loss per share

Basic and diluted net loss per common share is calculated in accordance with SFAS No. 128, Earnings Per Share, or SFAS 128, and SEC Staff Accounting Bulletin No. 98, Computations of Earnings Per Share (Revisions of previous SABs), or SAB 98. Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted-average number of unrestricted common shares outstanding during the period. Diluted earnings for common stockholders per common share, or diluted EPS, considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock during the period. Our diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented.

The following table sets forth the computation of net loss (numerator) and shares (denominator) for loss per share:

	Years Ended December 31,
(in thousands)	2006	2005	2004
Numerator:
Net loss	$(23,998)	$(26,908)	$(27,933)
Denominator:
Weighted average shares outstanding used for basic income per share	27,629	25,428	16,386
Common stock equivalents	—	—	—

Weighted average shares outstanding used for diluted income per share	27,629	25,428	16,386

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Potentially dilutive securities, which are not included in our earnings per share, are summarized as follows:

	Years Ended December 31,
	2006	2005	2004
Common stock options	3,455,116	3,302,480	2,942,239
Warrants	1,509,163	42,169	42,169
Nonvested shares	260,000	260,000	—
Convertible debt shares	7,334,964	—	—

Income taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

New accounting pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by in the first quarter of 2008. We are currently evaluating the effect of SFAS 159 and have not determined impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of 2008. We are currently evaluating the effect of SFAS 157 and have not determined impact on our consolidated results of operations and financial condition.

In September 2006, the U.S. Securities and Exchange Commission, or the SEC, issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 provides guidance on how prior year

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for the first fiscal year ending on or after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, and filed after the publication of the SAB (September 13, 2006). We have assessed the effect of adopting this guidance and determined that, currently, there will be no impact on our consolidated financial statements.

On July 13, 2006, the FASB issued FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No.109, Accounting for Income Taxes and provides guidance on classification and disclosure requirements for tax contingencies. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us in the first quarter of 2007. Although we continue to research the impact of the adoption of FIN 48, we do not anticipate a material impact to our consolidated financial position or results of operations as a result of its adoption

Previously announced pronouncements

Effective January 1, 2006, we adopted the provisions of SFAS 123R. Prior to January 1, 2006, we accounted for stock option awards granted under our share-based payment plans in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123. See footnote 8 for further disclosure.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, or SFAS 154, which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 replaces Accounting Principles Board, or APB, Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statement. We adopted SFAS 154 beginning with the first quarter of fiscal 2006 and it did not have a material impact on our financial statements in fiscal 2006.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

3.    Restructuring

On August 29, 2005, we announced actions to align staff levels and other expenses with our current commercialization strategy and sales volume and reduced our workforce by approximately 25%. . As of December 31, 2005, all severance costs relating to this workforce reduction had been paid. We have recorded total expense of $647,000 related to the workforce reduction and the accelerated depreciation since we announced these actions in August 2005. These items were recorded in our operating expenses. In fiscal year 2006, we recorded $188,000 in accelerated depreciation of certain property and equipment resulting from the termination of the lease of a portion of our office space. We completed the consolidation of office space in the first half of 2006

4.    Inventory

Inventories are stated at the lower of cost or market, with cost determined under the first-in-first-out method, or FIFO. Inventories at December 31, 2006 and 2005 consist of the following: (in thousands)

	December 31, 2006	December 31, 2005
Raw materials	$1,652	$1,597
Finished goods	2,301	1,465
Work-in-process	13	161

Inventory	$3,966	$3,223

As of December 31, 2005, the cost included as inventory consisted only of items that were purchased and produced after October 1, 2004. As of December 31, 2005, we had $310,000 inventory on hand that was not recorded in inventory as it was produced or purchased prior to October 1, 2004.

5.    Property and equipment

Property and equipment are comprised of the following (in thousands):

	December 31, 2006	December 31, 2005
Laboratory equipment	$2,862	$2,473
Office furniture and equipment	875	1,195
Leasehold improvements	5,165	5,734
Manufacturing equipment	974	788
Computer equipment	1,074	1,140

Property and equipment, gross	10,950	11,330
Less Accumulated depreciation	(6,939)	(5,870)

Property and equipment, net	$4,011	$5,460

Depreciation expense on property and equipment for the years ended December 31, 2006, 2005 and 2004 was $2.1 million, $2.0 million and $1.4 million, respectively. In May 2006, we consolidated our facilities as previously mentioned in Note 3 above. As a result of this consolidation, we sold some of our office furniture for approximately $170,000.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

6.    Accrued expenses

Accrued expenses are comprised of the following (in thousands):

(in thousands)	December 31, 2006	December 31, 2005
Salary related expense	$1,748	$718
Clinical research and trial costs	782	1,720
Contracted research costs	216	180
Accounting and legal fees	270	240
Debt financing	196	8
Other	1,092	710

Accrued expenses	$4,304	$3,576

7.    Long-term debt

Convertible subordinated notes payable

The convertible debt, detachable warrant and conversion rights liabilities are disclosed below:

	December 31, 2006	December 31, 2005
Current liabilities
Detachable warrants	$2,181	$—
Conversion feature relating to convertible debt	9,286	—
Long term liability
Convertible subordinated notes payable due in December 2009 at interest rate of 6.00%, net of discount	20,313	—

In December 2006, we entered into a definitive agreement for the sale and issuance of $30 million in aggregate principal amount of unsecured subordinated convertible promissory notes, or Notes, which are convertible initially into an aggregate of up to 7,334,964 shares of our common stock. The Notes bear interest at 6% per annum. Interest is not payable currently but is accrued and added to the principal on a quarterly basis. Any portion of the Notes and all accrued but unpaid interest which is not converted is repayable in cash on December 5, 2009, or the maturity date. This agreement also included the issuance of warrants to purchase 1,466,994 shares of our common stock. The Notes are convertible into shares at a conversion price of $4.09. The warrants have an exercise price of $4.09 per shares. We received net proceeds of approximately $27.3 million from the sale of the Notes and warrants after deducting the placement agent fees and estimated offering expenses of $2.7 million, $2.5 million of which was paid as of December 31, 2006. The remainder was paid by the end of January 2007.

The maturity date of the Notes is December 5, 2009, subject to extension for an additional two year period with respect to any amounts not converted as of the initial maturity date due to limitations on beneficial ownership. The Notes are not secured by any of our assets. From and during the occurrence of an Event or Default (as defined in the Notes), the interest rate under the Notes will increase to 12.0% per annum. In addition, the conversion amount will also include the net present value of interest on the Note calculated at a 6% discount rate upon any conversion event other than a mandatory conversion event, subject to certain limitations. In addition, as we amortize the financing fees into interest expense over the term of the debt or 3 years, our effective rate is 9.49%. As of December 31, 2006, we recorded $187,000 in interest expense relating to the 6% coupon rate and the amortization of the financing fees.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

If, at any time after the eighteen-month anniversary of the issuance date of the Notes, the last closing sale price of our common stock exceeds $7.50 for any twenty consecutive trading days, we have the right to require the holders of the Notes to convert all or any portion of the Notes into shares of our common stock at the conversion price, subject to certain limitations on beneficial ownership. This mandatory conversion right is subject to compliance with certain conditions during the sixty day period prior to the mandatory conversion including our continued listing on an eligible trading market, compliance with certain covenants and the lack of occurrence of an event of default.

The Notes contain customary events of default provisions, including without limitation related to suspension from trading, failure to cure conversion failures, breaches of covenants, breaches of material representations, failure to repay certain indebtedness, the occurrence of bankruptcy or similar events, and the rendering of a final judgment in excess of $500,000 not covered by insurance.

The Notes contain covenants which, among other things, restrict us in the ability to incur additional indebtedness other than in connection with existing senior indebtedness or other permitted indebtedness, or to make distributions on or repurchase shares of our common stock. In addition, we are required to maintain available cash as of the end of each fiscal quarter in amount at least equal to our cash burn for such fiscal quarter multiplied by four. Our available cash means an amount equal to the aggregate amount of our cash, cash equivalent and eligible investment balances, minus our increase in debt balance. We were in compliance with all provisions of the Notes, including the available cash test, as of and for the year ended December 31, 2006.

We evaluated the Notes and detachable warrants to determine if these contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under SFAS 133, and related interpretations including EITF 00-19. Within the warrants contract under the definition of a Fundamental Transaction, the contract states that, at the holders’ request, we will purchase the warrants from the holder by paying cash in the amount equal to the Black-Scholes Value of the remaining unexercised portion of the warrants. As EITF 00-19, states that if any provision allows for a net-cash settlement, you must treat the instrument as a liability.

In addition, under EITF 00-19 there is an exemption for recording the conversion right as liability and that is if the instrument is considered a conventional convertible debt. EITF 05-2, The Meaning of “Conventional Convertible Debt Instrument” in EITF 00-19, or EITF 05-2 defines conventional convertible debt as instruments that provide the holder with an option to convert into a fixed number of shares (or equivalent amount of cash at the discretion of the issuer) for which the ability to exercise the option is based on the passage of time or a contingent event should be considered “conventional” for purposes of applying Issue 00-19.

Although our initial convertible debt principal converts into a fixed number of shares, our interest is also converted into shares. If the holders choose to convert or if a Fundamental Transaction occurs, the Note holders would receive the interest that would have accrued under the Note at the interest rate for the period from the applicable conversion date through the maturity rate discounted to the present value of such interest using a discount rate equal to 6%. At the date of issuance, since our interest is paid in kind, we can not calculate the number of shares that the instrument will convert. Therefore our convertible debt does not meet the definition of conventional convertible debt and must also be recorded as a liability.

We have allocated the proceeds received from the Notes between the underlying debt instruments, conversion rights, and the detachable warrants. At inception, the fair value of the detachable warrants of $1.9 million and the conversion rights of $8.1 million were bifurcated from the host debt contract and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

the Notes as unamortized discount which will be amortized over the term of the Notes under the effective interest method. As of December 31, 2006, we have recorded non-cash interest expense relating to the discount of $210,000.

The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. The change in fair value is recorded in the statement of operations as “Change in fair value of the detachable warrants and conversion right”. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

The fair value of these warrants and rights are primarily affected by our stock price, but are also affected by the our stock price volatility, expected life and interest rates. The expense in the fourth quarter of 2006 relates primarily to the increase in our stock from the closing of the transaction and the end of the quarter. Assuming our stock volatility, expected life and the interest rates remain constant, the fair value of the warrants would increase and we would recognize a charge to earnings if the price of our stock increases. If the price of our stock decreases and our stock price volatility expected life and the risk-free interest rates remain constant, the fair value of the warrants will decrease and we will recognize income.

Senior indebtedness

Amounts due under our credit facilities for the respective years ended was as follows:

	December 31, 2006	December 31, 2005
Line of credit due to SVB principal due from January 2007 to December 2010 at interest rates of 8.75%	$2,462	$3,085
Line of credit due to GECC principal due from January 2007 to October 2010 at interest rates ranging from 8.75% to 11.05%	1,575	2,799

	4,037	5,884
Less current portion of long term debt	(1,781)	(2,769)

Total long term debt	$2,256	$3,115

As of December 31, 2006, we had an aggregate of $4.0 million of bank debt outstanding with two lending institutions, $2.4 million to Silicon Valley Bank, or SVB and $1.6 million to General Electric Capital Corporation, or GECC, as described below.

SVB

In April 2002, we had obtained a credit facility of $5.0 million from SVB. In April 2003, this credit facility was amended to increase the facility to $7.0 million. On October 22, 2004, we entered into a $12.0 million extension to our existing line of credit with SVB, and amended certain terms of the credit agreement. The loan is secured by a first-priority security interest in all of our assets except for our intangible intellectual property and the assets pledged under the equipment line of credit with GECC described below. Borrowings under this extension bear interest at a per annum rate of 0.5% above the prime lending rate. Interest accrues from the date of each advance and is payable on a monthly basis in 48 equal monthly installments. However, upon the occurrence of any event of default, SVB may accelerate and declare all or any portion of our obligations to SVB immediately due and payable.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

We also agreed to restrict our ability to among other things, dispose of property (including intellectual property), change our business, ownership, management or business locations, merge with or acquire certain other entities, create or incur certain liens or encumbrances on any of its property, incur or amend the terms of certain indebtedness, engage in transactions with affiliates, declare or pay certain dividends or redeem, retire or purchase shares of any capital stock

We have extended the availability date for borrowing funds under this credit line to December 31, 2007. As of December 31, 2006 we had approximately $8.4 million in available credit under all of our agreements with SVB. As of this date, we have drawn down $3.6 million, of which $2.5 million outstanding at interest rates of 8.75%.

GECC

In April 2003, we obtained $5.0 million in the form of equipment lines of credit from GECC. Collateral for this loan is a first lien on those assets specifically pledged under this line of credit and a subordinated lien on all our remaining assets except for our intangible intellectual property. We issued a warrant to purchase 20,834 shares of our common stock with an exercise price of $4.00 per share in connection with this loan. We obtained the right to borrow the second advance of $2.0 million in December 2003 upon the filing of our Registration statement on Form S-1 for our IPO.

In October, 2004, we extended our existing equipment line of credit with GECC by $5.0 million but did not otherwise amend the terms of this line of credit, except for the applicable rate of interest and repayment period. However, upon the occurrence of any event of default, GECC may accelerate and declare all or any portion of its obligations to GECC immediately due and payable. This line of credit is secured by a first priority security interest on the assets specifically pledged under the line of credit and a second priority security interest on all other assets except for our intangible intellectual property.

We have extended the availability date for borrowing funds under this credit line to April 30, 2007. As of December 31, 2006 we had $3.3 million available credit under all of our agreements with GECC. As of this date we have drawn down $6.7 million, of which $1.6 million was outstanding under all of facilities with GECC with interest ranging from 8.75% to 11.05%.

All of our credit facilities are subject to certain covenants, including maintaining a minimum level of earnings before interest, taxes, depreciation and amortization, as defined in the loan agreement, maintaining a minimum percentage of our cash available for investing with the lending institution and providing audited financial statements within 120 days after the close of the fiscal year. We were in compliance with its covenants for the years ended December 31, 2006 and 2005.

Future principal payment obligations on long-term debt as of December 31, 2006 are as follows (in thousands):

2007	$1,781
2008	1,386
2009	30,834
2010	169
2011 and after	—

Total	34,170
Less—current portion	(1,781)

$32,389

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

Nonvested stock

In January 2005, our board of directors made nonvested stock grants (referred to in previous SEC filings as restricted stock) to two of our officers. We made a grant of 100,000 shares of nonvested stock to our Senior Vice President-Research and Development and 60,000 shares of nonvested stock to our Senior Vice President-Finance and Administration and Chief Financial Officer. The shares underlying both grants will fully vest on the third anniversary of the date of the grant. The nonvested stock grants had an aggregate fair market value of $979,000 as of the close of the business day on January 28, 2005.

On December 29, 2005, our Board of Directors made nonvested stock grant of 100,000 shares in connection with the appointment of our new Chief Executive Officer. These shares underlying this grant will fully vest on the January 1, 2009. The nonvested stock grant had a fair market value of $336,000 as of the close of the business day on December 29, 2005.

If any of the officer’s employment terminates for any reason before the nonvested stock is fully vested, except as provided by such officer’s Change of Control Agreement with us, the shares of nonvested stock that are not then vested will be forfeited. If the provisions of the officer’s Change of Control Agreement are triggered, the nonvested stock will vest in accordance with the officer’s Change of Control Agreement. The compensation is recognized over the three years of service term. A summary of our nonvested stock activity for twelve months ended December 31, 2006 was as follows:

	Shares	Weighted average grant date fair value
Nonvested at December 31, 2005	260,000	$5.06
Grants	—	—
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2006	260,000	$5.06

Employee Stock Purchase Plan

In March 2004, our board of directors and stockholders approved our 2004 Employee Stock Purchase Plan, or ESPP, to become effective upon the completion of our IPO. The plan permits eligible employees

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

to purchase shares of our common stock through after-tax payroll deductions. Under the ESPP eligible employees may purchase shares of our common stock at 85% of the stock price reported on The NASDAQ Stock Market at specific, predetermined dates. We intend for the ESPP to meet the requirements for an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code. Under the ESPP, each participant is granted an option to purchase shares of our common stock during an offering period. Each offering period will be a period of twenty-four months, unless the plan administrator determines otherwise. The purchase intervals will run from October 16 to April 15 each year and from April 16 to October 15 each year, unless the plan administrator determines otherwise. If in an offering period in which the fair market value of our common stock on any purchase date is less than the fair market value of our common stock on the first day of the offering period, immediately after the purchase of the shares on such purchase date, the participant is automatically transferred to the next offering period that commences after the purchase date and will automatically be enrolled in such offering period.

We have reserved an aggregate of 200,000 shares of our common stock for issuance under our ESPP and issued 38,470, 53,871 and 13,637 shares under this plan as of December 31, 2006, 2005 and 2004. As a result of our adopting FAS123R, we have expensed these grants and recorded them as stock based compensation.

Stock options

Our Amended and Restated Equity Compensation Plan, or the Plan, provides for the granting of stock options, awards of nonvested common stock, now referred to as nonvested shares, and purchases of stock through an Employee Stock Purchase Program via payroll deductions. We have reserved an aggregate of 4,516,667 shares of our common stock for issuance under the Plan and have 317,840 available for grants as of December 31, 2006. The Plan requires that exercise prices of stock options may not be less than the market value of the common stock on the date of the grant. The date of grant is determined when both parties have reached a mutual understanding of the key terms of the grant. In general, stock options granted to employees under the Plan have ten-year terms and vest over four years from the date of grant. During the period from October 1, 2002 through December 8, 2003, we issued options to certain employees and directors under the Plan with exercise prices below the estimated fair value, determined with hindsight, of our common stock on the date of grant, or pre-IPO options.

Information relative to our stock options is as follows (in thousands, except for exercise price information):

	Years ended December 31,
	2006		2005		2004
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Options outstanding at the beginning of the year	3,302	$3.93	2,942	$3.64	2,565	$2.35
Granted	273	4.31	714	4.74	610	8.53
Exercised	(72)	1.45	(199)	1.90	(178)	1.95
Forfeited or expired	(48)	5.77	(155)	4.78	(55)	2.91
Options outstanding at the end of the year	3,455	$3.99	3,302	$3.93	2,942	$3.64
Options exercisable at the end of the year	2,300	$3.88	1,853	$3.73	1,176	$2.20

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of December 31, 2006, the number of options vested or expected to vest was 3,338,000, with a weighted average exercise price of $3.94 and the weighted average remaining contractual life of 6.43. The total fair value of shares vested during the year ended December 31, 2006 was $824,000.

The following table summarizes information relating to our stock options at December 31, 2006 (in thousands except for contractual life and exercise price information):

Range of Exercise Price	Outstanding as of December 31, 2006	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of December 31, 2006	Weighted average exercise price
$1.05—$2.40	1,380	4.81	$2.25	1,160	$2.22
$2.41—$6.00	1,396	7.60	3.74	659	3.68
$6.01—$9.95	679	7.69	8.02	481	8.14

	3,455	6.50	$3.99	2,300	$3.88

The aggregate intrinsic value of options outstanding, exercisable and expected to vest as of December 31, 2006 is $1.9 million, $1.5 million and $1.9 million, respectively.

Cash received from stock options exercised during the twelve months ended December 31, 2006, 2005 and 2004 was $106,000, $378,000 and $348,000, respectively. We did not recognize any tax deductions related to stock options exercised during the twelve months ended December 31, 2006, 2005 and 2004 as a result of our significant net operating losses. The total intrinsic value of options exercised during twelve months ended December 31, 2006, 2005 and 2004 was $218,000, $669,000 and $1,025,000, respectively. Intrinsic value of options exercised is calculated as the difference between the market price on the date of exercise and the exercise price multiplied by the number of options exercised.

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

The remaining two milestones had not been reached as of December 31, 2006.

The vesting for our Chief Scientific Officer is as follows:

➢	25% on the first anniversary of the completion of a financing which raises at least $50 million in net proceeds. This milestone was reached in second quarter of 2005;

➢

25% upon the commercial launch of the CellSpotter/AutoPrep configuration for an in vitro diagnostic or research use only application, as determined by our compensation committee; This milestone was reached in the third quarter of 2004, and

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

➢	50% upon the commercial launch of CellTracks, as determined by our compensation committee. This milestone was reached in the second quarter of 2005.

Stock based Compensation

The charge to net loss for the twelve months ended December 31, 2006 was $1.9 million for stock based compensation. The stock based compensation expense including the impact of adopting SFAS 123R on both basic and diluted earnings per share for the twelve months ended December 31, 2006 was $0.07 per share.

SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As we have reported a net loss in each period presented and have an accumulated deficit of $142.4 million as of December 31, 2006, we believe that the deferred tax assets for these options do not satisfy the realization criteria set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109, and we therefore have recorded a full valuation allowance against the deferred tax asset.

The following table illustrates the effect on net loss and loss per share for the twelve months ended December 31, 2005 and 2004, if we had applied the fair market value recognition provisions of SFAS No, 123, Accounting for Stock-Based Compensation, or SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to options granted under our share-based payment plans. For purposes of this pro forma disclosure, the value of the stock options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods. Since the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Years Ended December 31,
(in thousands except per share data)	2005	2004
Net loss, as reported	$(26,908)	$(27,933)
Add: Stock-based compensation expense included in reported net loss	1,601	1,697
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(4,155)	(1,951)

Pro forma net loss	$(29,462)	$(28,187)

Net loss per share (basic and diluted) as reported	$(1.06)	$(1.70)

Pro forma net loss per share (basic and diluted)	$(1.16)	$(1.72)

On December 29, 2005, our Board of Directors approved the acceleration of the vesting of all outstanding stock options held by our current officers and employees with an exercise price of at least $4.80 per share. Options held by our executive officers and members of the Board were excluded from the vesting acceleration. Unvested stock options that had an exercise price of less than $4.80 per share will continue to vest on their normal schedule. As a result of this vesting acceleration, options to purchase approximately 351,442 shares of our common stock have become fully vested. The effects of this accelerated vesting have been included in the pro forma information shown above. The decision to accelerate the vesting of these stock options was made to reduce the compensation expense that might be recorded in future periods following our adoption of FAS 123R. We believe that the options subject to the

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

accelerated vesting have not provided sufficient retentive value when compared to the future stock option compensation expense because these options had exercise prices in excess of current market values.

The stock-based compensation consisted of the following:

	Years Ended December 31,
(in thousands)	2006	2005	2004
Adoption of SFAS 123R	$797	$—	$—
Nonvested shares	438	299	—
Stock Options granted prior to our IPO at below fair market value	627	1,302	1,697

Stock based compensation	$1,862	$1,601	$1,697

The fair value of nonvested stock is determined based on the closing trading price of our common stock on the grant date. We did not grant any nonvested stock during the twelve months ended December 31, 2006. Our previously granted nonvested shares have 3 year cliff vesting. We have recognized $438,000 and $299,000 as compensation expense related to nonvested grants for the years ended December 31, 2006 and December 31, 2005, respectively.

During the period from October 1, 2002 through December 8, 2003, we issued options to certain employees and directors under the Plan with exercise prices below the estimated fair value, determined with hindsight, of our common stock on the date of grant, or pre-IPO options. During the year ended December 31, 2006, 2005 and 2004, we recorded stock-based compensation expense as a charge to income including stock-based compensation for the milestone-based grants described above of $584,000, $1.2 million and $1.4 million, respectively.

We issued 30,000 and 39,001 options during the year ended December 31, 2005 and 2004, respectively, to consultants providing scientific advisory and other professional services. We believe that the fair values of the stock options are more reliably measurable than the fair values of the services received. The estimated fair values of the stock options granted are calculated at each reporting date using the fair value method, as prescribed by SFAS 123, EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-18 and FASB Interpretation, or FIN, 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, or FIN 28 using the following weighted-average assumptions: risk-free interest rate of 4.4% and 3.5%, volatility of 60.5% and 60.5%, an expected life of five years and a dividend yield of zero. In connection with grants of stock options to non-employees, we recorded stock-based compensation of $74,000 and $167,000 in 2005 and 2004, respectively. We did not issue any options to consultants during the year ended December 31, 2006.

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

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The weighted average fair value of the options granted during the years ended December 31, 2006, 2005 and 2004 were estimated at $2.61, $2.62 and $4.04 per share, respectively.

The significant assumptions relating to the valuation of our stock options for the twelve months ended December 31, 2006, 2005 and 2004 were as follows:

	December 31, 2006	December 31, 2005	December 31, 2004
Dividend yield	—%	—%	—%
Volatility	57.12%—60.74%	56.04%—64.60%	56.85%—86.01	%*
Weighted volatility	59.28%	60.95%	64.84	%*
Risk-free interest rate	4.32%—5.22%	3.63%—4.54%	3.254%—4.10%
Expected option life (years)	6.25	5.0	5.0

*	Volatility is shown from April 2004 to December 31, 2004.

At December 31, 2006, there was $2.5 million of unrecognized compensation expense related to unvested share-based awards under our share-based payment plans, of which $460,000 relates to stock options granted before our initial public offering at below fair market value, $1.4 million relates to stock options resulting from the adoption of SFAS 123R and $578,000 relates to non vested shares. This cost is expected to be recognized over a weighted average period of 1.92 years.

Warrants

The total number of warrants outstanding for years ended December 31, 2006, 2005 and 2004 were 1,509,000, 42,000 and 42,000, respectively. All of the outstanding warrants are exercisable. The below table provides the rollforward of outstanding warrants:

(in thousands)	Shares	Price
Warrants outstanding, January 1, 2004	211	$4.32
Granted	18	9.00
Exercised	(175)	4.28
Cancelled	(12)	9.00

Warrants outstanding, Dec. 31, 2004	42	5.22

Granted	—	—
Exercised	—	—
Cancelled	—	—

Warrants outstanding, Dec. 31, 2005	42	5.22

Granted	1,467	4.09
Exercised	—	—
Cancelled	—	—

Warrants outstanding, Dec. 31, 2006	1,509	4.12

As previously stated in footnote 7, we entered into a definitive agreement for the sale and issuance of $30 million in aggregate principal amount of Notes, with detachable warrants, to purchase 1,466,994 shares of our common stock at an exercise price of $4.09. We allocated the proceeds received between the convertible debt and the detachable warrants based upon the relative fair values on the dates the proceeds were received using the Black-Scholes option pricing formula. These detachable warrants are

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

considered derivatives under SFAS 133. The result of this accounting treatment is that the fair value of the embedded derivative is marked to market each balance sheet date and recorded as a liability. The change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, from the initial transaction and the reporting date are recorded as adjustments to the liabilities. The expense of approximately $246,000 relating to the change in the fair value of the warrants was recorded in our statement of operations as change in fair value of detachable warrants and conversion rights.

9.    Comprehensive loss

Other comprehensive loss consisted of foreign currency translation adjustments. Comprehensive loss reconciliation is below:

(in thousands)	December 31, 2006	December 31, 2005	December 31, 2004
Net loss as reported	$(23,998)	$(26,908)	$(27,933)
Foreign currency translation	10	(17)	29

Comprehensive loss	$(23,988)	$(26,925)	$(27,904)

10.    Commitments and contingencies

Licensing and sponsored research agreements

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

In December 2006, we entered into a license, development, supply and distribution agreement with Diagnostic HYBRIDS, Inc, or DHI, to develop and commercialize products in the field of clinical virology diagnostics, starting with a panel of multiplex respiratory virus and sexually transmitted infection assays. The new product portfolios will be developed for our EasyCount System, a small, automated analyzer based on fluorescence microscopy. Under the terms of the license agreement, we have granted DHI the exclusive license to sell the new products developed under the license agreement within the United States and Canada and their respective territories and possessions. In addition, Immunicon and DHI will use their respective best efforts to negotiate commercially reasonable terms and conditions, to be set forth in a separate written agreement, with respect to marketing and sale of such products in other countries. The agreement terms are in effect for a period ending on the fifth anniversary of the commencement of the commercial period and either party may elect to extend the original term for an additional five years. The agreement automatically terminates in the event that pre-marketing FDA clearance for a new product is not received on or before July 1, 2009.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In consideration for the grant of the rights and licenses under the license agreement, we received an upfront non-refundable, non-creditable license fee of $500,000 and we are eligible for an additional $1.0 million upon approval by the FDA for the first initial product. In addition, in consideration for our performance of our obligations in the development of new products under the agreement, DHI will pay us a quarterly payment of $200,000 for six fiscal quarters, beginning January 2007.

We will manufacture and supply DHI with their requirements for bulk reagents, instrument systems and related components and materials. DHI will manufacture and supply the detection reagents and finished products. We will receive 41% of the revenue from the sale of these reagents. DHI will act as our distributor for the instrument systems. We are responsible for one year warranty expense for the instrument systems. We should receive all revenue from servicing or repair of instrument systems. DHI is entitled 10% of service revenue as their commission. DHI will be responsible for all expenses for sales and training with respect to products and systems.

In January 2006, we entered into a license agreement with KREATECH Biotechnology B.V., or KREATECH, under which KREATECH granted to us a royalty-bearing, non-exclusive, non-transferable license to offer for sale, sell, distribute, import, and export to resellers and end users reagents processed using KREATECH’s Universal Linkage System technology for use with our imaging technologies and instrument platforms. Under the license agreement, KREATECH has agreed to sell to us such quantities of products as we will require (subject to certain limitations each quarter based on forecasts provided by us) at agreed upon rates, which may be adjusted by the parties from time to time. In consideration for the grant of the rights and licenses under this agreement, we paid to KREATECH an initial license fee of 60,000 euros. We also are obligated to make an additional 85,000 euros to KREATECH upon the completion of certain future development milestones.

The KREATECH agreement will terminate on the expiration date of the last to expire of the patents licensed under the thereunder. In addition, KREATECH may unilaterally terminate this agreement upon written notice to us if we become bankrupt or insolvent or upon the occurrence of certain other events. We may unilaterally terminate this agreement for any reason upon giving 120 days’ written notice to KREATECH, upon which we would be required to comply with all of our financial obligations under this agreement to KREATECH within a period of 12 months after termination of the agreement. As of December 31, 2006 we are not aware of any intention on the part of KREATECH to terminate this license.

On June 13, 2005 we announced that we, along with the Fox Chase Cancer Center, or Fox Chase, were awarded a Small Business Technology Transfer grant totaling approximately $1.1 from the National Institutes of Health, or NIH, which extends over two years. We believe that we will receive approximately $475,000 and that Fox Chase will receive the remainder of $615,000. The NIH grant is intended to fund the development of a new strategy to actively monitor the effectiveness of cancer drugs in clinical trials. We received $297,000 and $52,000 from this grant for the years ended December 31, 2006 and December 31, 2005.

In August 2000, we entered into a Development, License and Supply Agreement, or the Development Agreement with Ortho Clinical Diagnostics, Inc., or Ortho, a subsidiary of Johnson and Johnson, Inc., whereby we licensed certain rights to our technology and assumed certain development obligations for our cancer diagnostic product candidates. In exchange Ortho agreed to market and distribute our cancer diagnostic product candidates. On November 10, 2003, we executed an amendment to this agreement whereby all of rights and responsibilities of Ortho were transferred to Veridex LLC. In addition, we and Veridex re-negotiated certain clinical development and regulatory milestones. The agreement has a term

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

of 20 years and may be terminated earlier by either party under certain conditions. We are not aware of any intentions by Veridex to terminate the agreement. See footnote 13 for further discussion.

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

The Development Agreement provides for $10.5 million of various fees and development milestone payments of which $1.5 million was paid to us upon execution of the Development Agreement. We have earned and were paid an additional $4.9 million in milestone payments from August 1, 2000 to December 31, 2006. We were paid a total of $250,000 and $334,000 in license and milestone payments during 2006 and 2005, respectively. These payments will be recognized as revenue over the estimated product development period for the corresponding product, which we estimated will end at various points through December 31, 2010. We have also continuously reviewed the status of the development milestones and, where appropriate, have renegotiated the development requirement and payment terms. We do not believe that these renegotiations will have a material adverse effect on the Company’s product development or financial position. We expect to earn the remaining $4.1 million in development milestone payments over the next three to five years.

Between 2000 and 2003, another subsidiary of Johnson and Johnson, or J&J sub, purchased $11.3 million of our Series E and Series F Preferred Stock which was all converted to common stock at the completion of our IPO in April 2004. J&J sub owns approximately 6% of our shares as of December 31, 2006.

We entered a licensing agreement, or Licensing Agreement with a university on June 1, 1999 in an effort to develop licensed subject matter and identify future technologies. The technology developed relates to the isolation, enrichment and characterization of circulating epithelial cells, while determining their relationship to cancer disease states. We were granted a royalty bearing, exclusive license to use, manufacture and distribute licensed products developed as part of the Licensing Agreement. The term of the License Agreement is for 15 years.

In consideration of the rights granted by the university, we pay the university the following: a nonrefundable annual license maintenance royalty of $25,000, along with a royalty equal to one percent of net sales of licensed products. As of December 31, 2006, we have manufactured a limited quantity of products developed as a result of the licensing agreement. In the event we pay a royalty to a third-party for use of patented technology which materially enables the functionality of the university’s developed technology, then we shall be entitled to receive a credit against royalties due the university in the amount of the third-party royalty payments.

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

In 1997, we entered into a license agreement with a university (“Netherlands Agreement”) covering optical analysis of particles similar to cells and cell particles. In consideration of the rights granted by the university, we will pay the university a royalty equal to three percent of net sales of products covered by

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

the licensed technology for which a valid patent exists or one and three-quarters percent (1.75%) of net sales of products covered by the licensed technology for which no valid patent exists. As of December 31, 2006, we have begun to manufacture one product developed as a result of the Netherlands Agreement. As of December 31, 2006, we had not sold any products relating to the Netherland Agreement. In June 2004, we entered into an addendum to the Netherland Agreement with the STW, a research funding agency of the Dutch government. Under the modified agreement, STW will provide the university with up to approximately $1 million toward developing an affordable and portable instrument to monitor patients with HIV. This instrument represents an additional application of our existing technology, specifically the CellTracks EasyCount system, which was developed through our collaboration with the university. Under the agreement addendum, we will contribute “in kind” research effort toward the project such as personnel, equipment and supplies, among other things, and we have rights to commercialize products that result from the agreement. We made payments to this university of approximately $224,000 and $168,000 in fiscal years ending December 31, 2006 and December 31, 2005, respectively.

Relocation agreement

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

In addition, we have separately agreed to reimburse Mr. Hewett for costs associated with the search for and closing on the purchase of his new home in the Philadelphia area. Lastly, we agreed to reimburse Mr. Hewett for costs associated with the shipment of his household goods into his new home. The reimbursement payments to Mr. Hewett include the amount of Mr. Hewett’s anticipated United States Federal income tax liability with respect to such reimbursements and with respect to the payments to the relocation company.

We anticipate that the reimbursements to Mr. Hewett and the payments to the relocation company will aggregate between $389,000 and $450,000 but actual costs will depend on a number of factors, including the final sale proceeds of Mr. Hewett’s home in New York. As of December 31, 2006, we have recorded $389,000 for these expenses.

Warranty for instrument product sales

We generally include a one year warranty for product quality related to our instrument product sales. We record warranty expense for known warranty issues if a loss is probable and can reasonably be estimated, and we record warranty expenses for anticipated but, as yet, unidentified warranty expenses based on historical activity. Provisions for estimated warranty expenses related to product warranties are

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

made at the time products are shipped. The warranty liability and the related expense were not significant during the periods presented. We believe that the warranty accrual is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the accrual. Our product warranty obligations are included in accrued expenses on the accompanying condensed consolidated balance sheet.

Changes in accrued product warranty expense are as follows:

(in thousands)	December 31, 2006	December 31, 2005
Beginning of the period	$78	$—
Additions	62	141
Claims	(76)	(63)

Ending of the period	$64	$78

Facility and operating leases

We currently lease approximately 46,945 square feet of office and laboratory space in Huntingdon Valley, Pennsylvania. Our current space is adequate to support commercialization. The lease expires on January 31, 2012 although we can elect to terminate the lease any time after May 10, 2006, subject to an early termination payment. (See footnote 3)

We also lease approximately 2,500 square feet of office and laboratory research space in Enschede, The Netherlands, used to support our research and development activities. This lease expires on August 1, 2009.

We had no rental income for the years ended December 31, 2006 and December 31, 2005. In 2004, we subleased approximately 600 square feet of office space. Total rental income for the year ended December 31, 2004 was $10,000. Rent expense, net of sublease rental income, for all locations for years ended December 31, 2006, 2005 and 2004 was $960,000, $1.0 million, and $788,000, respectively.

Future minimum lease payments under the operating leases as of December 31, 2006 are as follows:

(in thousands)	Operating
2007	$863
2008	862
2009	870
2010	709
2011 and thereafter	253

Total minimum lease payments	$3,557

Employment contracts

We are liable for certain payments under employment contracts with our Chief Executive Officer, Chief Financial Officer, Chief Scientific Officer and Chief Counsel. The contracts require that we continue salary and benefits for these officers for a period of one year as well as accelerate any unvested options, if any, if the officer is terminated, except for cause, or in the event of a Change of Control, as defined in the contracts.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

11.    Defined contribution plan

We maintain a defined contribution benefit plan, or the 401(k) Plan, in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The 401 (k) Plan covers all of our employees that are at least 21 years of age and have completed three months of service. We match 20 percent of the first two percent of the participant’s elected salary deferral. For the years ended December 31, 2006, 2005 and 2004, the Company contributed $27,000, $29,000 and $26,000, respectively, to the 401 (k) Plan.

12.    Income taxes

We follow SFAS 109, which requires the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences, measured by enacted tax rates, attributable to temporary differences between the financial statement (“GAAP”) carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating losses and tax credit carryforwards, for years in which taxes are expected to be paid or recovered.

We have significant federal and state net operating losses, or NOL’s, available to offset future taxable income. As of December 31, 2006, we have federal NOL’s of $127.5 million, which begin to expire in 2018. Since we have not yet achieved profitability, management believes the deferred tax assets for the aforementioned years does not satisfy the realization criteria set forth in SFAS No. 109 and has therefore recorded a full valuation allowance against the deferred tax asset.

It should be noted that the availability and/or utilization of the NOL carryforward against future taxable income, if any, may be limited as a result of certain changes in ownership that may have occurred or may occur in future periods.

No US current or deferred income tax expense (benefit) has been recorded for all periods presented.

The sources of income/ (loss) before the provision for income taxes are listed below:

In thousands	December 31, 2006	December 31, 2005	December 31, 2004
US	$(22,969)	$(26,111)	$(27,494)
Foreign	(1,029)	(767)	(439)

Income/(loss) before provision for income taxes	$(23,998)	$(26,878)	$(27,933)

A reconciliation of the statutory federal income tax expense (benefit) is listed below:

In thousands	December 31, 2006	December 31, 2005	December 31, 2004
Statutory income tax benefit	$(8,399)	$(9,407)	$(9,777)
State benefit, net of federal	(1,612)	(31)	(1,813)
Foreign tax expense	—	30	—
Permanent items	1,053	416	536
Other	—	(1)	—
Change in valuation allowance	9,216	10,411	12,948
R&D Credit	(258)	(1,388)	(1,894)

Total provision/(benefit)	$—	$30	$—

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The provision for income taxes is summarized as follows:

In thousands	December 31, 2006	December 31, 2005	December 31, 2004
Current
Federal	$—	$—	$—
State	—	—	—
Foreign	—	30	—

Total Current	$—	$30	$—
Deferred
Federal	(7,604)	(10,380)	(11,135)
State	(1,612)	(31)	(1,813)

Total Deferred	(9,216)	(10,411)	(12,948)
Change in valuation allowance	9,216	10,411	12,948

Total provision for income taxes	$—	$30	$—

The tax effect of the temporary differences that give rise to deferred income tax assets and liabilities are listed below:

In thousands	December 31, 2006	December 31, 2005
Deferred tax assets
Accrued expenses	$318	$55
Change in fair value of rights and warrants liabilities	596	—
Depreciation and amortization	129	—
Deferred income	1,210	854
Deferred compensation	1,065	559
Research & development credit (Federal)	5,062	4,989
Net operating losses	48,522	41,389

Total deferred tax assets	56,902	47,846

Deferred tax liabilities
Depreciation and amortization	—	(160)

Total deferred tax liabilities	—	(160)

Net deferred tax assets	56,902	47,686

Federal	52,489	44,886
State	4,413	2,800

Total	56,902	47,686
Valuation allowance	(56,902)	(47,686)

Recorded deferred tax asset/(liability)	$—	$—

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

13.    Related party transactions

The following table summarizes the revenue from related parties recognized for the three years ended December 31, 2006, 2005 and 2004:

	Year ended December 31,
	2006	2005	2004
Instrument revenue from related party	$997	$949	$726
Reagent revenue from related party	1,414	509	143
License revenue from related party	675	1,045	423

Total revenue	$3,086	$2,503	$1,292

We have a Development, License and Supply agreement with Veridex, a wholly-owned subsidiary of Johnson & Johnson. This agreement provides Veridex with exclusive worldwide rights to commercialize cell analysis products based on our technologies in the field of cancer (see Note 10). We have recognized milestone revenues of $669,000, $836,000 and $334,000 in fiscal years 2006, 2005 and 2004, respectively under this agreement. In addition, we recognized revenue of $997,000, $949,000 and $726,000 from the sale of CellTracks AutoPrep and analyzers to affiliates of Johnson & Johnson for the year ended December 31, 2006, 2005 and 2004, respectively. We also recognized $1.4 million, $509,000 and $143,000 of reagent revenue from sales to affiliates of Johnson & Johnson for the year ended December 31, 2006, 2005 and 2004, respectively. We recorded these revenues as “Product revenue—Related party” in the consolidated statement of operations. As of December 31, 2006 and 2005, the Company had a receivable from Veridex of $409,000 and $316,000, respectively, and a payable to Veridex of $792,000 and $433,000, respectively.

We pay Veridex a commission for selling our instruments. We recorded commission expense of $487,000, $135,000 and $36,000 for the years ended December 31, 2006, December 31, 2005 and December 31, 2004, respectively. These expenses were recorded under general and administrative expense. We also purchase certain products from Veridex for use in our clinical trials. These expenses are recorded in research and development and were $199,000, $268,000 and $156,000 for the years ended December 31, 2006, December 31, 2005 and December 2004, respectively. In addition, Veridex also provides the training and technical support to customers purchasing the instruments and we reimburse for these expenses. We record these expenses in our cost of goods sold. These expenses were $474,000, $418,000 and $69,000 for the years ended December 31, 2006, December 31, 2005 and December 31, 2004, respectively.

In August 2003, we sold Series F Preferred Stock and entered into a License and Supply Agreement, or License and Supply Agreement, with a corporation. We received $400,000 in proceeds for the combined transaction. As shares of the Series F Convertible shares were valued at $4.00 per share in a similar transaction, the same value was applied to the shares in this transaction. The amount above the value of the Series F shares was deemed attributable to the License and Supply Agreement and recorded as deferred license revenue. We recorded the $80,000 premium as deferred license revenue and amortize it into income over the period of the exclusive supply arrangement with the corporation, which is two years. As of December 31, 2005, we had fully amortized the deferred license revenue related to this arrangement and we recognized revenue of $0, $25,000, and $40,000 related to the arrangement and recorded it as “Revenue from related party” in the consolidated statement of operations in fiscal 2006, 2005 and 2004, respectively.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

14.    Supplemental expense information

The supplemental expense information below provides additional information about the amounts recorded as research and development expenses and general and administrative expenses in the accompanying statements of operations:

Research and development expenses

Research and development expenses are comprised of the following:

	Years Ended December 31,
(in thousands)	2006	2005	2004
Salaries, benefits and taxes	$6,739	$11,371	$10,491
Laboratory supplies and expenses	715	936	3,826
Instrument development costs	647	529	753
Clinical trial expenses	1,246	3,793	2,633
Contracted research costs	663	859	1,361
Depreciation expense	1,229	1,697	1,148
Insurance	294	703	619
All others	1,201	1,888	2,714

	$12,734	$21,776	$23,545

General and administrative expenses

General and administrative expenses are comprised of the following:

	Years Ended December 31,
(in thousands)	2006	2005	2004
Salaries, benefits and taxes	$5,943	$4,128	$3,405
Legal and professional fees	2,105	2,141	1,245
Commissions	487	135	36
Depreciation expense	275	299	287
Insurance	286	182	148
All others	1,000	1,134	943

	$10,096	$8,019	$6,064

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

15.    Quarterly financial data (unaudited)

The following table presents unaudited quarterly financial data (in thousands except per share data). These quarterly results of operations for the periods shown are not necessarily indicative of future results of operations.

	Revenue	Gross margin	Net loss	Net loss per common share— basic and diluted
March 31, 2006	$1,453	$(71)	$(5,384)	$(0.20)
June 30, 2006	2,327	(98)	(5,387)	(0.20)
September 30, 2006	1,935	(13)	(5,556)	(0.20)
December 31, 2006	2,982	(334)	(7,671)	(0.28)

March 31, 2005	$879	$705	$(7,059)	$(0.30)
June 30, 2005	935	299	(7,118)	(0.30)
September 30, 2005	1,283	448	(7,070)	(0.26)
December 31, 2005	1,550	526	(5,661)	(0.21)

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

PART III

Item 10.    Directors, executive officers and corporate governance

The information called for by Item 10 of Form 10-K will be set forth under the caption “Directors, Executive Officers and Corporate Governance” in our definitive proxy statement, to be filed within 120 days of the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated by reference.

Item 11.    Executive compensation

The information called for by Item 11 of Form 10-K will be set forth under the caption “Executive Compensation” in our definitive proxy statement, to be filed within 120 days of the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated by reference.

Item 12.    Security ownership of certain beneficial owners and management and related stockholder matters

The information called for by Item 12 of Form 10-K will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement, to be filed within 120 days of the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated by reference.

Item 13.    Certain relationships and related transactions, and director independence

The information called for by Item 13 of Form 10-K will be set forth under the caption “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement, to be filed within 120 days of the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated by reference.

Item 14.    Principal accountant fees and services

The information called for by Item 14 of Form 10-K will be set forth under the caption “Principal Accountant Fees and Services” in our definitive proxy statement, to be filed within 120 days of the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated by reference.

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

10.5

Second Amendment to Second Amended and Restated Investor Rights Agreement, dated June 30, 2003, among Immunicon Corporation and the parties set forth therein (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.6

Third Amendment to Second Amended and Restated Investor Rights Agreement, dated March 15, 2004, among Immunicon Corporation and the parties set forth therein (Incorporated by reference to Exhibit 10.54 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.7

Securities Purchase Agreement, dated as of December 4, 2006, by and among Immunicon Corporation and the purchasers of Immunicon Corporation’s subordinated unsecured convertible notes and accompanying warrants (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 5, 2006)

10.8

Form of Subordinated Convertible Note issued by Immunicon Corporation on December 6, 2006 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 5, 2006)

10.9

Form of Warrant issued by Immunicon Corporation on December 6, 2006 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 5, 2006)

10.10

Amended and Restated Loan and Security Agreement, dated October 20, 2004, among Immunicon Corporation, its subsidiaries and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004)

10.11

Second Amendment to Amended and Restated Loan and Security Agreement, dated October 14, 2005, between Immunicon Corporation, its wholly-owned subsidiaries, and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2005)

10.12

Master Security Agreement, dated April 15, 2003, between Immunicon Corporation and General Electric Capital Corporation (Incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.13

Amendment to Master Security Agreement, dated April 15, 2003, between Immunicon Corporation and General Electric Capital Corporation (Incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.14

Registration Rights Agreement, dated April 28, 2003, between Immunicon Corporation and GE Capital Corporation (Incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.15

Agreement of Lease, dated August 20, 1999, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

Part IV

Exhibit number	Description

10.16

First Amendment to Agreement of Lease, dated August 20, 1999, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.17

Second Amendment to Agreement of Lease, dated September 19, 2000, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.22 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.18

Confirmation of Lease Term, dated November 17, 2000, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.23 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.19

Third Amendment to Agreement of Lease, dated April 24, 2002, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.24 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.20

Fourth Amendment to Agreement of Lease, dated September 13, 2002, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.25 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.21

Fifth Amendment to Agreement of Lease, dated September 25, 2003, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.26 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.22

Sixth Amendment to Agreement of Lease, dated July 28, 2004, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2005)

10.23*

Development, License and Supply Agreement, dated August 17, 2000, between Immunicon Corporation and Ortho-Clinical Diagnostics, Inc. (Incorporated by reference to Exhibit 10.27 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.24*

Amendment to Development, License and Supply Agreement, dated December 10, 2002, between Immunicon Corporation and Ortho-Clinical Diagnostics, Inc. (Incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.25*

Letter agreement regarding Development, License and Supply Agreement, dated November 10, 2003, between Immunicon Corporation and Veridex, LLC (Incorporated by reference to Exhibit 10.29 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 18, 2003, as amended)

10.26

Letter proposing amendment to Development, License and Supply Agreement, dated January 27, 2005, between Immunicon Corporation and Veridex, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2005)

Part IV

Exhibit number	Description

10.27

Letter Agreement, dated June 14, 2005, amending the terms of the Development, License and Supply Agreement between Immunicon Corporation and Ortho-Clinical Diagnostics, Inc. dated as of August 17, 2000, as amended and assigned to Veridex, LLC) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 20, 2005)

10.28

Letter Agreement, dated as of December 30, 2005, amending the terms of the Development, License and Supply Agreement between Immunicon Corporation and Ortho-Clinical Diagnostics, Inc. dated as of August 17, 2000, as amended and assigned to Veridex, LLC (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2006)

10.29*

License and Supply Agreement, dated August 14, 2003, between Immunicon Corporation and Research and Diagnostic Systems, Inc. (Incorporated by reference to Exhibit 10.30 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.30*

Agreement, dated February 24, 2003, between Immunicon Corporation and Pfizer Inc. (Incorporated by reference to Exhibit 10.33 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.31

Letter agreement, dated April 1, 2004, between Immunicon Corporation and Pfizer Inc. (Incorporated by reference to Exhibit 10.58 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.32*

Second Amending Letter of Agreement, dated December 10, 2004, between Pfizer, Inc. and Immunicon Corporation (Incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.33

Third Amending Letter of Agreement, dated March 7, 2006, between Pfizer Inc. and Immunicon Corporation (Incorporated by reference to Exhibit 10.55 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.34

Fourth Amending Letter of Agreement, dated March 24, 2006, to the Agreement, dated February 10, 2003, between Pfizer Inc. and the Registrant (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006)

10.35

Master Services Agreement, dated December 17, 2002, between Immunicon Corporation and Igeneon Krebs-Immuntherapie Forschungs-und Entwicklungs-AG (Incorporated by reference to Exhibit 10.34 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.36*

Exclusive License Agreement, dated June 1, 1999, between Immunicon Corporation and the Board of Regents of the University of Texas System (Incorporated by reference to Exhibit 10.35 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.37*

License Agreement, dated April 1, 1997, between Immunivest Corporation and Twente University (Incorporated by reference to Exhibit 10.36 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

Part IV

Exhibit number	Description
10.38

Addendum to Technology Development and License Agreement, dated June 11, 2004, between Immunicon Corporation, Immunivest Corporation, Technology Foundation STW and Twente University (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004)

10.39

Technology Development Agreement, dated April 1, 1997, between Immunicon Corporation and University of Twente (Incorporated by reference to Exhibit 10.37 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.40

Supply Agreement, dated December 13, 2003, between Immunicon Corporation and Astro Instrumentation, LLC (Incorporated by reference to Exhibit 10.55 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.41

Non-Exclusive License Agreement, dated July 1, 2002, between Immunicon Corporation and Streck Laboratories, Inc. (Incorporated by reference to Exhibit 10.47 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.42

Amending Agreement to Non-Exclusive License Agreement, dated July 24, 2003, between Immunicon Corporation and Streck Laboratories, Inc. (Incorporated by reference to Exhibit 10.48 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.43*

Supply and Marketing License Agreement, dated January 2, 2006, between Immunicon Corporation and Kreatech Biotechnology B.V. ((Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006)

10.44*#	License, Development, Supply and Distribution Agreement, dated December 11, 2006, by and between Immunicon Corporation and Diagnostic HYBRIDS, Inc.
10.45**

Immunicon Corporation 2004 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.46 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.46**

Immunicon Corporation Amended and Restated Equity Compensation Plan (Incorporated by reference to Exhibit 10.45 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.47**

Amendment 2005-1 to the Immunicon Corporation Amended and Restated Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 20, 2005)

10.48**

Amendment 2006-1 to the Immunicon Corporation Amended and Restated Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2006)

10.49**	2006 Compensation Policy for Non-Employee Directors (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2006)
10.50**	Form of Option Grant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 31, 2005)

Part IV

Exhibit number	Description

10.51**

Letter agreement, dated April 15, 2003, between Immunicon Corporation and Edward L. Erickson (Incorporated by reference to Exhibit 10.38 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.52**

Letter agreement, dated April 15, 2003, between Immunicon Corporation and James G. Murphy (Incorporated by reference to Exhibit 10.39 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.53**

Letter agreement, dated April 15, 2003, between Immunicon Corporation and Leon W.M.M. Terstappen, M.D., Ph.D. (Incorporated by reference to Exhibit 10.40 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.54**

Letter Agreement, dated February 4, 2004, between Immunicon Corporation and James L. Wilcox, Esq. (Incorporated by reference to Exhibit 10.49 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.55**

Letter Agreement, dated October 8, 2004, between Immunicon Corporation and Byron D. Hewett (Incorporated by reference to Exhibit 10.54 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.56**

Non-Compete Agreement, dated April 15, 2004, to be entered into between Immunicon Corporation and James L. Wilcox, Esq. (Incorporated by reference to Exhibit 10.50 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.57**

Employee Non-Compete Agreement, dated March 15, 1999, between Immunicon Corporation and Edward L. Erickson (Incorporated by reference to Exhibit 10.51 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.58**

Employee Non-Compete Agreement, dated November 1, 1999, between Immunicon Corporation and James G. Murphy (Incorporated by reference to Exhibit 10.52 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.59**

Non-Compete Agreement, dated October 24, 1994, between Immunicon Corporation and Leon W.W.M. Terstappen, M.D., Ph.D. (Incorporated by reference to Exhibit 10.53 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.60**

Non-Compete Agreement, dated October 25, 2004, between Immunicon Corporation and Byron D. Hewett (Incorporated by reference to Exhibit 10.55 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.61**

Letter, dated as of December 29, 2005, between Byron D. Hewett and Immunicon Corporation, amending the terms of Mr. Hewett’s employment and severance agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2006)

Part IV

Exhibit number	Description

10.62**

Letter, dated as of December 29, 2005, between Edward L. Erickson and Immunicon Corporation, amending the terms of Mr. Erickson’s employment and severance agreement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2006)

10.63**	Chairman of the Board of Director Compensation (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 12, 2006)

10.64**	President and Chief Executive Officer’s Compensation (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006)

21.1#	Subsidiaries of Immunicon Corporation.

23.1#	Consent of Deloitte & Touche LLP

31.1#	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2#	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

#	Filed herewith.

*	Certain information in these exhibits has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.

**	Management contract or compensatory plan or arrangement.

Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2007		IMMUNICON CORPORATION

	By:	/s/ JAMES G. MURPHY
James G. Murphy Senior Vice President, Finance and Administration, Chief Financial Officer (Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ BYRON D. HEWETT	By:	/s/ BRIAN J. GEIGER
	Byron D. Hewett		Brian Geiger
	Chief Executive Officer, Director and Principal Executive Officer		Director
March 15, 2007		March 15, 2007

By:	/s/ EDWARD L. ERICKSON	By:	/s/ ZOLA HOROVITZ
	Edward L. Erickson		Zola Horovitz
	Chairman of the Board		Director
March 15, 2007		March 15, 2007

By:	/s/ JONATHAN COOL	By:	/s/ ALLEN J. LAUER
	Jonathan Cool		Allen Lauer
	Director		Director
March 15, 2007		March 15, 2007

By:	/s/ J. WILLIAM FREYTAG	By:	/s/ ELIZABETH TALLETT
	J. William Freytag		Elizabeth Tallett
	Director		Director
March 15, 2007		March 15, 2007

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2006, 2005 and 2004

(in thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses(A)	Deductions from Reserves(B)	Balance at End of Year
Valuation allowance taxes
2006	$47,686	$9,216	$—	$56,902
2005	$37,275	$10,411	$—	$47,686
2004	$24,327	$12,948	$—	$37,275