Form 10-Q
period 2007-03-31
IMMUNICON CORP
filed 2007-05-10
CIK 1083132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2007

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

As of May 2, 2007, there were 27,713,941 shares of Common Stock, $0.001 par value, outstanding.

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

Immunicon Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets (Unaudited).

(in thousands, except for share and per share amounts)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$27,328	$36,132
Short term investments	19,480	15,401
Receivable from related party	375	409
Accounts receivable	814	1,402
Inventory	4,112	3,966
Prepaid assets	555	613
Other current assets	585	861

Total current assets	53,249	58,784

Property and equipment, net	3,530	4,011
Deferred financing fees	2,432	2,616
Other assets	359	362

Total assets	$59,570	$65,773

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,584	$1,781
Accounts payable	1,547	1,743
Payable to related party	919	792
Accrued expenses	3,826	4,304
Current portion of deferred revenue:
Related party	1,796	1,821
Other	325	438
Detachable warrants	1,623	2,181
Conversion option related to convertible debt	7,120	9,286

Total current liabilities	18,740	22,346

Convertible subordinated notes, net of discount	21,543	20,313
Long-term debt	1,891	2,256
Deferred revenue:
Related party	179	234
Other	624	423

Shareholders’ equity:
Common stock, $0.001 par value –100,000,000 authorized, 27,678,203 and 27,667,769 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	28	28
Additional paid in capital	163,102	162,596
Accumulated other comprehensive income	24	22
Accumulated deficit	(146,561)	(142,445)

Total shareholders’ equity	16,593	20,201

Total liabilities and shareholders’ equity	$59,570	$65,773

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited).

Three months ended March 31, 2007 and March 31, 2006

(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2007	2006
Product revenue:
Related party	$1,210	$355
Third party	767	559
Service revenue	577	339

Total product and service revenue	2,554	1,253

Milestone, license and other revenue	103	200

Total revenue	2,657	1,453

Cost of goods sold	2,523	1,442
Cost of services sold	302	82

Gross loss	(168)	(71)

Expenses:
Research and development	2,826	3,119
Selling, general and administrative	2,957	2,469

Total operating expenses	5,783	5,588

Operating loss	(5,951)	(5,659)

Interest and other income	616	388
Change in fair value of detachable warrants and conversion rights	2,723	—
Interest expense	(1,504)	(113)

Total other income, net	1,835	275

Net loss attributable to common stockholders	$(4,116)	$(5,384)

Net loss per common share–basic and diluted	$(0.15)	$(0.20)

Weighted average common shares outstanding–basic and diluted	27,675,742	27,582,995

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31, 2007 and March 31, 2006 (in thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net loss	$(4,116)	$(5,384)
Adjustment to reconcile net loss to net cash used in operating activities:
Return allowance	28	—
Depreciation and amortization	522	584
Non-cash interest expense	1,420	2
Loss on disposal of property and equipment	—	37
Compensation expense related to the issuance of nonvested stock and Stock options	489	357
Change in fair value of liabilities potentially settled in common stock	(2,723)	—
Change in:
Accounts receivable	559	(299)
Accounts receivable from related party	34	55
Inventory	(146)	(593)
Prepaid expenses and other	58	107
Other assets	273	143
Accounts payable	(196)	200
Accounts payable to related parties	127	299
Accrued expenses	(478)	73
Deferred revenue from related parties	(80)	345
Deferred revenue	88	(38)

Net cash used in operating activities	(4,141)	(4,112)

Investing activities:
Purchase of investments	(11,878)	(7,491)
Proceeds from maturities of investments	7,899	15,239
Payments for purchases of property and equipment	(141)	(97)

Net cash provided by (used in) investing activities	(4,120)	7,651

Financing activities:
Proceeds from term debt	—	128
Proceeds from exercise of stock options and stock purchase plan	17	32
Payments on term debt	(562)	(851)

Net cash used in financing activities	(545)	(691)

Effect of exchange rate changes on cash	2	2
Net increase (decrease) in cash and cash equivalents	(8,806)	2,848
Cash and cash equivalents, beginning of period	36,132	21,900

Cash and cash equivalents, end of period	$27,328	$24,750

Supplemental cash flow information:
Cash paid for interest	$87	$117

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries

(1) Background and basis of presentation

The accompanying unaudited condensed consolidated financial statements of Immunicon Corporation and subsidiaries (collectively, the “Company” or “we”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Form 10-Q General Instructions and Article 10 of Regulation S-X of the Securities and Exchange Commission, or the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position at March 31, 2007 and results of operations and cash flows for the three month periods ended March 31, 2007 and 2006.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Results of operations for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates or assumptions. The more significant estimates reflected in these financial statements include valuation of derivatives, accrued expenses and the valuation of stock-based compensation.

In December 2006, we entered into a definitive agreement for the sale and issuance of $30 million in aggregate principal amount of unsecured subordinated convertible promissory notes, or the Notes, which are convertible initially into an aggregate of up to 7,334,964 shares of our common stock. The Notes bear interest at 6% per annum. Interest is not payable currently but is accrued and added to the principal on a quarterly basis. Any portion of the Notes and all accrued but unpaid interest which is not converted is repayable in cash on December 5, 2009. We also issued warrants under this agreement to purchase 1,466,994 shares of our common stock. The Notes are convertible into shares at a conversion price of $4.09. The warrants have an exercise price of $4.09 per share. We received net proceeds of approximately $27.3 million from the sale of the Notes and accompanying warrants after deducting the placement agent fees and offering expenses of $2.7 million.

We are highly dependent on our collaboration with Veridex for all commercialization functions related to our cancer products including dependence on Veridex for all sales and marketing of these products. We have generated limited revenues from product sales and have incurred substantial losses since our inception. We anticipate incurring additional losses over at least the next several years and such losses may fluctuate based on the amounts of revenue generated from sales of our products and services.

We will need substantial financing to fund our operations and to continue developing our product candidates for sale. There can be no assurance that such financing will be available when we need it. Our operations are subject to certain additional risks and uncertainties including, among others, dependence on Veridex, LLC, or Veridex, a Johnson & Johnson company, to market our cancer diagnostic product candidates, the uncertainty of product development (including clinical trial results and completion of development of new instrument and reagent products), regulatory clearance and approval, supplier and manufacturing dependence, competition, reimbursement availability, our dependence on exclusive licenses and other relationships, uncertainties regarding patents and proprietary rights, dependence on key personnel and other risks related to governmental regulations. We believe, however, that cash, cash equivalents and short term investments available at March 31, 2007 will be sufficient to maintain operations through at least March 31, 2008.

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

Immunicon Corporation and Subsidiaries

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

On July 13, 2006, the FASB issued FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No.109, Accounting for Income Taxes, and provides guidance on classification and disclosure requirements for tax contingencies. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and was adopted by us in the first quarter of 2007. The adoption of FIN 48 did not impact our statement of operations and financial condition. See note 11 for further discussion on FIN 48 impact.

(2) Accounting for stock-based compensation

Our Amended and Restated Equity Compensation Plan, or the Plan, provides for the granting of stock options, awards of restricted common stock, now referred to as nonvested shares. We have reserved an aggregate of 4,766,667 shares of our common stock for issuance under the Plan and have 360,088 available for grant as of March 31, 2007. The Plan requires that exercise prices of stock options may not be less than the market value of the common stock on the date of the grant. The date of grant is determined when both parties have reached a mutual understanding of the key terms of the grant. In general, stock options granted to employees under the Plan have ten-year terms and vest over four years from the date of grant Compensation expense related to our share-based awards during the three months ended March 31, 2007 and 2006 was $489,000 and $357,000, respectively

Our 2004 Employee Stock Purchase Plan, or ESPP, was initiated upon the completion of our IPO. The plan permits eligible employees to purchase shares of our common stock through after-tax payroll deductions. We have reserved an aggregate of 200,000 shares of our common stock for issuance under our ESPP and issued 38,470 shares under this plan as of December 31, 2006. Our next purchase will be in April 2007. As a result of our adopting FAS123R, we have expensed these grants and recorded them as stock based compensation.

The stock-based compensation consisted of the following:

	Three Months Ended March 31,
(in thousands)	2007	2006
Stock options under SFAS 123R	$240	$60
Nonvested shares	145	110
Stock options granted prior to our IPO at below fair market value	104	187

Stock-based compensation	$489	$357

Stock-based compensation recorded in the three months ended March 31, 2007 is based on awards that are expected to vest and therefore have been reduced for estimated forfeitures. SFAS 123R require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimates. Forfeitures were based on historical experience. The fair value of each of our stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of our stock option awards, which are subject to the straight-line vesting method, is recorded as an expense using a straight-line basis over the vesting life of the stock options. Expected volatility is based on an average of historical volatility of our stock. The risk-free interest rate for periods within the contract life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date of the stock option award with a maturity equal to the expected term of the stock option award granted. We use historical data to estimate stock option forfeitures within the valuation model.

Immunicon Corporation and Subsidiaries

We also used the simplified calculation of expected life, described in SAB 107, Share-Based Payment, compared to the Company’s historical grants. Management believes that this calculation provides a reasonable estimate of expected life for the Company’s employee stock options.

The significant assumptions relating to the weighted average valuation of our stock options for the three months ended March 31, 2007 and 2006 were as follows:

	March 31, 2007	March 31, 2006
Dividend yield	—%	—%
Volatility	59.45% - 60.35%	59.22% - 60.74%
Weighted average volatility	59.91%	60.40%
Risk-free interest rate	4.46% - 4.87%	4.31% - 4.66%
Expected option life (years)	6.25	6.25

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

The following table sets forth the computation of net loss (numerator) and shares (denominator) for loss per share:

	Three Months Ended March 31,
(in thousands)	2007	2006
Numerator:
Net loss	$(4,116)	$(5,384)

Denominator:
Weighted average shares outstanding used for basic income per share	27,676	27,583
Common stock equivalents	—	—

Weighted average shares outstanding used for diluted income per share	27,676	27,583

Potentially dilutive securities, which are not included in our earnings per share, are summarized as follows:

	Three Months Ended March 31,
	2007	2006
Common stock options	3,462,574	3,407,243
Warrants	1,509,163	42,169
Nonvested shares	449,860	260,000
Shares issuable on conversion of convertible debt	7,478,033	—

Immunicon Corporation and Subsidiaries

(4) Inventory

Inventory consisted of the following:

(in thousands)	March 31, 2007	December 31, 2006
Raw materials	$1,947	$1,652
Finished goods	2,125	2,301
Work-in-process	40	13

Inventory	$4,112	$3,966

(5) Property and equipment

Property and equipment consisted of the following:

(in thousands)	March 31, 2007	December 31, 2006
Laboratory equipment	$2,883	$2,862
Office furniture and equipment	875	875
Leasehold improvements	5,180	5,165
Manufacturing equipment	1,061	974
Computer equipment	906	1,074

Property and equipment, gross	10,905	10,950
Less Accumulated depreciation	(7,375)	(6,939)

Property and equipment, net	$3,530	$4,011

Depreciation expense was $622,000 for both three months ended March 31, 2007 and March 31, 2006.

(6) Accrued expenses

Accrued expenses consisted of the following:

(in thousands)	March 31, 2007	December 31, 2006
Salary–related expense	$1,375	$1,748
Clinical research and trial costs	763	782
Contracted research costs	147	216
Accounting and legal fees	463	270
Debt financing	—	196
Other	1,078	1,092

Accrued expenses	$3,826	$4,304

Immunicon Corporation and Subsidiaries

(7) Debt

Convertible subordinated notes payable

Classification:	March 31, 2007	December 31, 2006
Current liabilities
Detachable warrants	$1,623	$2,181
Conversion feature relating to convertible debt	7,120	9,286

Long term liability
Convertible subordinated notes payable due in December 2009 at interest rate of 6.00%, net of discount	21,543	20,313

In December 2006, we entered into a definitive agreement for the sale and issuance of $30 million in aggregate principal amount of unsecured subordinated convertible promissory notes, or the Notes, which are convertible initially into an aggregate of up to 7,334,964 shares of our common stock. The Notes bear interest at 6% per annum. Interest is not payable currently but is accrued and added to the principal on a quarterly basis. Any portion of the Notes and all accrued but unpaid interest which is not converted is repayable in cash on December 5, 2009, or the maturity date. We also issued warrants under this agreement to purchase 1,466,994 shares of our common stock. The Notes are convertible into shares at a conversion price of $4.09. The warrants have an exercise price of $4.09 per share. We received net proceeds of approximately $27.3 million from the sale of the Notes and accompanying warrants after deducting the placement agent fees and offering expenses of $2.7 million.

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

The Notes contain customary events of default provisions, including without limitation, suspension of our common stock from trading, failure to cure conversion failures, breaches of covenants, breaches of material representations, failure to repay certain indebtedness, the occurrence of bankruptcy or similar events, and the rendering of a final judgment in excess of $500,000 not covered by insurance.

The Notes contain covenants which, among other things, restrict us in the ability to incur additional indebtedness other than in connection with existing senior indebtedness or other permitted indebtedness, or to make distributions on or repurchase shares of our common stock. In addition, we are required to maintain available cash as of the end of each fiscal quarter in an amount at least equal to our cash burn for such fiscal quarter multiplied by four. Our available cash means an amount equal to the aggregate amount of our cash, cash equivalent and eligible investment balances, minus our increase in debt balance. We were in compliance with all provisions of the Notes, including the available cash test, as of and for the three months ended March 31, 2007.

We have allocated the proceeds received from the Notes between the underlying debt instruments, conversion rights, and the detachable warrants. At inception, the fair value of the detachable warrants of $1.9 million and the conversion rights of $8.1 million were bifurcated from the host debt contract and recorded as a derivative liability. This resulted in a reduction of the initial notional carrying amount of the Notes as unamortized discount which will be amortized over the term of the Notes under the effective interest method. For the three months ended March 31, 2007, we have recorded non-cash interest expense relating to the discount of $778,000.

The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. The change in fair value is recorded in the statement of operations as “Change in fair value of the detachable warrants and conversion right”. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Management used a derivative model analyzing the conversion features, additional shares to be paid resulting from the interest accrual and the redemption options. The model also considered factors such as the stock price, interest rate, the stock and interest rate volatility and the expected life.

Immunicon Corporation and Subsidiaries

Management used the above model to value the related warrants that were issued in conjunction with the Notes. The primary factors driving the economic value of the warrants were factors, such as stock price, stock volatility, interest rate and expected life of the warrants.

Other debt outstanding

As of March 31, 2007, we had an aggregate of $3.5 million of debt outstanding with two lending institutions, $2.3 million to Silicon Valley Bank, or SVB, and $1.2 million to General Electric Capital Corporation, or GECC, as described below. The carrying value of this debt is as follows:

(in thousands)	March 31, 2007	December 31, 2006
Line of credit due to SVB—principal due from April 2007 to December 2010 at interest rates of 8.75%	$2,245	$2,462
Line of credit due to GECC—principal due from April 2007 to October 2010 at interest rates ranging from 8.75% to 11.05%	1,230	1,575

	3,475	4,037
Less: current portion of long-term debt	(1,584)	(1,781)

Long–term debt	$1,891	$2,256

As of March 31, 2007 and December 31, 2006, interest rates in effect for outstanding obligations under the credit facilities ranged from 8.75% to 11.05% for both periods for the SVB and GECC lines of credit.

Both of the credit facilities are subject to certain covenants, including maintaining a minimum level of earnings before interest, taxes, depreciation and amortization, as defined in the respective loan agreements, maintaining a minimum percentage of our cash available for investing with the lending institution, and providing audited financial statements within 120 days after the close of the fiscal year. We were in compliance with all covenants for the periods ended March 31, 2007 and December 31, 2006. As of March 31, 2007, we had $8.4 million and $3.3 million in available credit under our SVB and GECC credit facilities, respectively. The availability under our SVB credit facility will expire on December 31, 2007 and the availability under our GECC credit facility will expire on June 30, 2007.

(8) Geographical and customer information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, when making decisions regarding resource allocation and assessing performance. To date, we have viewed our operations and manage our business as one segment operating primarily in the United States of America. Revenues from external customers are summarized below. Revenues are attributed to a country based on the location of the customer. During the three month period ended March 31, 2007, we derived 49% of our revenue from Veridex, compared to 38% from Veridex in the quarter ended March 31, 2006. In addition we derived 19% and 10% in the first quarter of 2006 from Pfizer and the Hospital of Prato, respectively. Our revenue by geographical region is as follows:

Immunicon Corporation and Subsidiaries

	Three Months Ended March 31,
(in thousands)	2007	2006
United States	$2,022	$998
Europe	452	351
Other foreign countries	183	104

Total revenue	$2,657	$1,453

(9) Commitment and contingencies

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

In December 2006, we entered into a license, development, supply and distribution agreement with Diagnostic HYBRIDS, Inc., or DHI, to develop and commercialize products in the field of clinical virology diagnostics, starting with a panel of multiplex respiratory virus and sexually transmitted infection assays. The new product portfolios will be developed for our EasyCount System, a small, automated analyzer based on fluorescence microscopy. Under the terms of the license agreement, we have granted DHI the exclusive license to sell the new products developed under the license agreement within the United States and Canada and their respective territories and possessions. In addition, Immunicon and DHI will use their respective best efforts to negotiate commercially reasonable terms and conditions, to be set forth in a separate written agreement, with respect to marketing and sale of such products in other countries. The agreement terms are in effect for a period ending on the fifth anniversary of the commencement of the commercial period and either party may elect to extend the original term for an additional five years. The agreement automatically terminates in the event that pre-marketing FDA clearance for a new product is not received on or before July 1, 2009.

In consideration for the grant of the rights and licenses under the license agreement, we received an upfront non-refundable, non-creditable license fee of $500,000 and we will earn an additional $1.0 million upon clearance by the FDA of the first product developed under the agreement. In addition, in consideration for the performance of our obligations in the development of new products, DHI will pay us a quarterly payment of $200,000 for six fiscal quarters, beginning January 2007.

We will manufacture and supply DHI with their requirements for bulk reagents, instrument systems and related components and materials. DHI will manufacture and supply the detection reagents and finished products. We will receive 41% of the revenue from the sale of these reagents. DHI will act as our distributor for the instrument systems. We are responsible for one year of warranty service for the instrument systems. We receive all revenue from servicing or repair of instrument systems. DHI is entitled to 10% of service revenue as their commission. DHI will be responsible for all expenses for sales and training with respect to products and systems. In accordance with EITF 00-21, Revenue Recognition with Multiple Deliverables, or EITF 00-21, we have evaluated the contract and determined that it has one unit of accounting. The payments received will be amortized over the life of the contract which we expect will be a total of 11  1/2 years which includes a 5 year extension of the initial term. We recorded $15,000 in contract revenue for the quarter ended March 31, 2007.

In January 2006, we entered into a license agreement with Kreatech Biotechnology B.V., or KREATECH, under which KREATECH granted to us a royalty-bearing, non-exclusive, non-transferable license to offer for sale, sell, distribute, import, and export to resellers and end users reagents processed using KREATECH’s Universal Linkage System technology for use with our imaging technologies and instrument platforms. In consideration for the grant of the rights and licenses under this agreement, we paid to KREATECH an initial license fee of 60,000 euros. We entered into an expanded agreement with KREATECH in April 2007 wherein which the terms and conditions of this initial agreement were terminated. (See note 14).

Immunicon Corporation and Subsidiaries

On June 13, 2005, we announced that we, along with the Fox Chase Cancer Center, or Fox Chase, were awarded a Small Business Technology Transfer grant totaling approximately $1.1 million from the National Institutes of Health (“NIH”), which extends over two years. The grant payments are made directly to us. We then remit Fox Chase’s portion to them. Under the terms of the grant, we believe that we will be entitled to $475,000 of the grant and that Fox Chase will receive the remainder of $615,000. The NIH grant is intended to fund the development of a new strategy to actively monitor the effectiveness of cancer drugs in clinical trials. As of March 31, 2007, we have received a total of $953,000 of grant proceeds of which we have paid $535,000 to Fox Chase and recorded the remainder of $418,000 as a reduction of research and development expense.

In August 2000, we entered into a Development, License and Supply Agreement, or the Development Agreement, with Ortho Clinical Diagnostics, Inc., or Ortho, a subsidiary of Johnson and Johnson, Inc., whereby we licensed certain rights to our technology and assumed certain development obligations for our cancer diagnostic product candidates. In exchange, Ortho agreed to market and distribute our cancer diagnostic product candidates. On November 10, 2003, we executed an amendment to the Development Agreement whereby all rights and responsibilities of Ortho were transferred to Veridex. In addition, we and Veridex re-negotiated certain clinical development and regulatory milestones. The Development Agreement has a term of 20 years and may be terminated earlier by either party under certain conditions. We are not aware of any intentions by Veridex to terminate the Development Agreement. See note 12 Related Parties for further discussion.

We entered a licensing agreement, or Licensing Agreement, with a university on June 1, 1999 in an effort to develop licensed subject matter and identify future technologies. The technology developed relates to the isolation, enrichment and characterization of circulating epithelial cells, while determining their relationship to cancer disease states. We were granted a royalty bearing, exclusive license to use, manufacture and distribute licensed products developed as part of the Licensing Agreement with the university. The term of the Licensing Agreement is for 15 years.

In consideration of the rights granted by the university, we will pay the university a nonrefundable annual license maintenance royalty of $25,000, along with a royalty equal to one percent of net sales of licensed products. As of March 31, 2007, we have manufactured a limited quantity of products developed as a result of the Licensing Agreement. In the event we pay a royalty to a third-party for use of patented technology which materially enables the functionality of the university’s developed technology, then we shall be entitled to receive a credit against royalties due the university in the amount of the third-party royalty payments.

In 1997, we entered into a license agreement with a university, the Netherlands Agreement, covering optical analysis of particles similar to cells and cell particles. In consideration of the rights granted by the university, we will pay the university a royalty equal to three percent of net sales of products covered by the licensed technology for which a valid patent exists or one and three-quarters percent (1.75%) of net sales of products covered by the licensed technology for which no valid patent exists. As of March 31, 2007, we have sold a limited quantity of the products as a result of the Netherlands Agreement. In June 2004, we entered into an addendum to the Netherlands Agreement with the university, and STW, a research funding agency of the Dutch government. Under the modified Netherlands Agreement, STW will provide the university with up to approximately $1 million toward developing an affordable and portable instrument to monitor patients with HIV. This instrument represents an additional application of our existing technology, specifically the CellTracks EasyCount system, which was developed through our collaboration with the university. Under the Netherlands Agreement addendum, we will contribute “in kind” research effort toward the project such as personnel, equipment and supplies, among other things, and we have rights to commercialize products that result from the Netherlands Agreement.

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

Immunicon Corporation and Subsidiaries

Changes in accrued product warranty expense are as follows:

(in thousands)	Three Months Ended March 31, 2007	Year Ended December 31, 2006
Beginning of the period	$64	$78
Additions	20	62
Claims	(16)	(76)

Ending of the period	$68	$64

Relocation Agreement

In August 2006, the Compensation Committee of our Board of Directors, or the Committee, approved a change to the compensation of our Chief Executive Officer, Byron D. Hewett. In order to facilitate Mr. Hewett’s relocation from his home in New York to the Philadelphia area, the Committee unanimously approved the engagement of a relocation company to aid Mr. Hewett in the sale of his home in New York. The agreement between the relocation company and us provides that the relocation company will provide Mr. Hewett with marketing assistance in the sale of his New York home. The agreement further provides that, at Mr. Hewett’s option, the relocation company will purchase the home from Mr. Hewett at fair market value and include the home in its inventory for sale. We will reimburse the relocation company for expenses related to the purchase and sale of Mr. Hewett’s New York home, including any loss on the sale incurred by the relocation company. Mr. Hewett exercised this option in October 2006 and the relocation company is now seeking to sell the home.

In addition, we have reimbursed Mr. Hewett for costs associated with the search for and closing on the purchase of his new home in the Philadelphia area. Lastly, we have reimbursed Mr. Hewett for costs associated with the shipment of his household goods into his new home. The reimbursement payments to Mr. Hewett included the amount of Mr. Hewett’s anticipated United States Federal income tax liability with respect to such reimbursements and with respect to the payments to the relocation company.

We reimbursed Mr. Hewett $67,000 for the costs on the purchase of his new home and the moving expenses in December 2006. We anticipate that the payments to the relocation company will aggregate between $389,000 and $450,000 but actual costs will depend on the final sale proceeds of Mr. Hewett’s home in New York. As of March 31, 2007, we have additional accrued expenses of $389,000 related to his relocation.

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

Rent expense for all locations for 3 months ended March 31, 2007 and March 31, 2006 was $232,000, and $263,000, respectively.

Future minimum lease payments under the operating leases as of March 31, 2007 are as follows:

(in thousands)	Operating
2007	$647
2008	863
2009	871
2010	709
2011 and thereafter	253

Total minimum lease payments	$3,343

Immunicon Corporation and Subsidiaries

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

(10) Equity compensation plan

In January 2007, our Board of Directors made nonvested stock grants to the non-employee directors of the Board and to certain Officers of the Company. The directors of the Board were granted a total of 34,860 shares which will vest one-half on each of the next two anniversary dates from the grant date. Certain officers were granted a total of 155,000 shares which will vest one-third per year for each of the next three years on the anniversary of the grant date. The nonvested stock grant had a fair market value of $107,000 and $477,000 for the directors and officers, respectively. All such grants were made pursuant to our Amended and Restated Equity Compensation Plan. The fair value of nonvested shares is determined based on the closing price of our common stock, as reported by Nasdaq, on the grant date and compensation expense is recognized over the service period, or vesting period. Compensation expense relating to issuance of nonvested shares was $145,000 and $110,000 for the three months ended March 31, 2007 and March 31, 2006, respectively.

Our Chief Executive Officer, Chief Scientific Officer, Chief Financial Officer and Chief Counsel each have Employment Agreements with the Company which outline employment and certain rights and obligations in the event of a change of control of the Company. If the officer’s employment is terminated for any reason before the nonvested stock is fully vested, except as provided by such officer’s Employment Agreement with us, the shares of nonvested stock that are not then vested will be forfeited. If the provisions of the officer’s Employment Agreement are triggered, the nonvested stock will vest in accordance with the officer’s Employment Agreement.

Section 3(a) of the Plan states in part that, during each calendar year that the Plan is maintained, the number of Shares authorized for issuance or transfer under the Plan shall be increased without further action by our board of directors, and without further approval by our stockholders, in such amount as shall cause the number of Shares authorized for issuance or transfer under than Plan to equal 15% of the our issued and outstanding Shares as of December 31 of the immediately prior year (on a fully-diluted basis); provided, however, that the maximum number of Shares to be added in any calendar year pursuant to Section 3(a) of the Plan shall not exceed 250,000. As such, on December 31, 2006, pursuant to Section 3(a) of the Plan, the total number of Shares authorized for issuance or transfer under the Plan increased from 4,516,667 shares to 4,766,667 shares, an increase of 250,000 shares (the “Evergreen Shares”).

(11) Income taxes

As previously stated, we adopted the provision of FIN 48 on January 1, 2007. We have established a valuation allowance to fully reserve our net deferred tax assets at March 31, 2007 and December 31, 2006 due to the uncertainty of the timing and amount of future taxable income. As of March 31, 2007, we had a net operating loss carryforward of approximately $131.7 million and an unused research and development credit carryforward of approximately $4.5 million. We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. As a result of the net operating loss carryforwards, our federal statute of limitation remains open for all years since 1990 with no years currently under examination by the Internal Revenue Service. If not utilized, these net operating loss carryforwards and tax credits will begin to expire in 2018. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

If we do not achieve profitability, we may lose our net operating loss carryforwards. In addition, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in our ownership occur. We are currently not subject to these limitations.

Immunicon Corporation and Subsidiaries

In accordance with paragraph 19 of FIN 48, interest, if any, relating to unrecognized tax benefits would be recorded as a component of interest expense and penalties, if any, relating to unrecognized tax benefits as a component of tax expense. As of the date of the adoption of FIN48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.

We have an unrecognized tax benefit of approximately $724,000 which did not change significantly during the three months ended March 31, 2007. The application of FIN 48 would have resulted in a decrease in retained earnings of $724,000, except that the decrease was fully offset by the application of a valuation allowance. Any changes in the future to the unrecognized tax benefit would not impact the effective tax rate due to the existence of the valuation allowance. We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.

(12) Related parties

In March 2007, Leon W. M.M. Terstappen, MD, Ph.D., our Senior Vice President of Research and Development and Chief Scientific Officer, was appointed Chair of Medical Cell Biophysics in the Faculty of Science and Technology at the University of Twente, Enschede, The Netherlands. Dr. Terstappen will remain in his current position with us but will devote approximately 20% of his time to academic activities at the University with which we have substantial contracts and relationships. The University will compensate directly to Dr. Terstappen for his time devoted to the University.

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

We have received a total of $6.4 million in license and milestone payments under the terms of the Development Agreement from inception to March 31, 2007. These payments are recognized as revenue over the estimated product development period for the corresponding product, which we estimate will end at various points through December 31, 2010. We continuously review the status of the remaining development milestones and, where appropriate, have renegotiated the development requirement and payment terms. We do not believe that these renegotiations will have a material adverse effect on the Company’s product development or financial position. We expect to receive the remaining $4.1 million in development milestone payments over the next three to five years.

The following table breaks out the revenue from related parties recognized over the three month periods ended March 31, 2007 and March 31, 2006:

	Three Months Ended March 31,
(in thousands)	2007	2006
Contract and milestone revenue from related party	$87	$200
Product revenue from related party	1,210	355

	$1,297	$555

Immunicon Corporation and Subsidiaries

(13) Supplemental expense information

The supplemental expense information below provides additional information about the amounts recorded as research and development expenses and selling, general and administrative expenses in the accompanying statements of operations:

Research and development expenses

Research and development expenses consisted of the following:

	Three Months Ended March 31,
(in thousands)	2007	2006
Salaries, benefits and taxes	$1,887	$1,460
Laboratory supplies and expenses	119	126
Instrument development costs	27	206
Clinical trial expense	242	449
Contracted research costs	233	160
Depreciation expense	280	331
All others	38	387

	$2,826	$3,119

Selling, general and administrative expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended March 31,
(in thousands)	2007	2006
Salaries, benefits and taxes	$1,548	$1,424
Depreciation expense	33	117
Legal and professional fees	910	470
Insurance expense	68	108
Commission	77	15
All others	321	335

	$2,957	$2,469

(14) Subsequent events

In April 2007, we and KREATECH expanded our current research collaboration related to centromere probes, which involve the use of our technologies with KREATECH’s proprietary Universal Linkage System. Under the new exclusive cross-license agreement, we have provided an exclusive right to KREATECH to utilize certain of our technologies to improve existing KREATECH products and to manufacture and supply such improved products for sale exclusively by us in North America. We have agreed to make an equity investment in KREATECH up to $1.5 million based on the achievement of certain development milestones as agreed under a separate investment agreement.

Immunicon Corporation and Subsidiaries

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information contained in this quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often preceded by words such as “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “assume,” “will” and similar expressions. We caution investors not to place undue reliance on the forward-looking statements contained in this report. Forward-looking statements included in this report relate to financing and capital needs and resources, product development, our relationship with Veridex, LLC, or Veridex, a Johnson & Johnson company, research, development and sales based milestones and related payments from Veridex, expansion of research and development activities and increases in research and development costs, instrument system and platform improvement activities and costs, our relationship with Twente University, and other such institutions and companies with which we have a contractual relationship, expansion of clinical trials and related costs, use of net proceeds from the sale of common stock and other funds, regulatory applications and requests for clearance intend to be submitted and regulatory clearances anticipated to be received and other statements regarding matters that are not historical facts. Forward-looking statements speak only as of the date of this report, reflect management’s current expectations and involve certain factors, such as risks and uncertainties, that may cause actual results to be far different from those suggested by our forward-looking statements. These factors include, but are not limited to, risks associated with our dependence on Veridex, our capital and financing needs and the terms of our existing financing arrangements, research and development and clinical trial expenditures, commercialization of the our product candidates, our ability to use licensed products and to obtain new licenses from third parties, our ability to manage growth, our ability to obtain necessary regulatory approvals, reliance on third-party manufacturers and suppliers, reimbursement by third-party payors to our customers for our products, compliance with applicable manufacturing standards, our ability to earn license and milestone payments under our agreement with Veridex, our ability to retain key management or scientific personnel, delays in the development of new products or to planned improvements to our products, effectiveness of our products compared to competitors’ products, protection of our intellectual property and other proprietary rights, conflicts with the intellectual property of third parties, product liability lawsuits that may be brought against us, labor, contract or technical difficulties, competitive pressures in our industry, other risks and uncertainties discussed under Item 1A, Risk Factors in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2006 and elsewhere in this report; and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

We do not intend to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements other than as required under the federal securities laws.

OVERVIEW

Our business principally involves the development, manufacture, marketing and sale of proprietary cell-based diagnostic and research products and certain service activities with a primary focus on cancer. We believe that our products can provide significant clinical benefits by giving physicians better information to understand, treat, monitor and diagnose cancer and predict outcomes. Our technologies can identify, count and characterize a small number of circulating tumor cells, or CTCs, and other rare cells present in a blood sample from a patient. We also employ our technologies to provide analytical services to pharmaceutical and biotechnology companies to assist them in developing of new therapeutic agents. We operate in one business segment, have our principal offices in Huntingdon Valley, Pennsylvania, and maintain a small research and clinical development laboratory in the Netherlands.

In December 2006, we entered into a definitive agreement for the sale and issuance of $30 million in aggregate principal amount of unsecured subordinated convertible promissory notes, or the Notes, which are convertible initially into an aggregate of up to 7,334,964 shares of our common stock. The Notes bear interest at 6% per annum. Interest is not payable currently but is accrued and added to the principal on a quarterly basis. Any portion of the Notes and all accrued but unpaid interest which is not converted is repayable in cash on December 5, 2009. We also issued warrants under this agreement to purchase 1,466,994 shares of our common stock. The Notes are convertible into shares at a conversion price of $4.09. The warrants have an exercise price of $4.09 per share. We received net proceeds of approximately $27.3 million from the sale of the Notes and accompanying warrants after deducting the placement agent fees and offering expenses of $2.7 million.

Immunicon Corporation and Subsidiaries

We have incurred substantial losses since our inception. We anticipate incurring additional losses over at least the next several years. Substantial financing will be needed by us to fund our operations and to continue to commercially develop our product candidates. We are highly dependent on our collaboration with Veridex. Veridex is responsible for, among other responsibilities, all commercialization functions related to our cancer products including all sales and marketing of these products. We have generated limited revenues from product sales and have incurred substantial losses since our inception. We anticipate incurring additional losses over at least the next several years and such losses may fluctuate based on the amounts of revenue generated from sales of our products and services.

There is no assurance that such financing will be available when needed. Our operations are subject to certain additional risks and uncertainties including, among others, dependence on Veridex to market our cancer diagnostic product candidates, the uncertainty of product development (including clinical trial results), regulatory clearance and approval, supplier and manufacturing dependence, competition, reimbursement availability, dependence on exclusive licenses and other relationships, uncertainties regarding patents and proprietary rights, dependence on key personnel and other risks related to governmental regulations and approvals. We believe, however, that cash, cash equivalents, short term investments and borrowing available under our line of credit at March 31, 2007 will be sufficient to maintain operations through at least March 31, 2008.

Veridex collaboration

We expect that the majority of our revenues from product sales for at least the years 2007 and 2008 will be derived from our relationship with Veridex. Our Development Agreement with Veridex provides Veridex with exclusive worldwide rights to commercialize cell analysis products based on our technologies in the field of cancer. Veridex received 510(k) clearance from the FDA for the use of the CellSearch Circulating Tumor Cell Kit in the management of metastatic breast cancer on January 21, 2004 and for the CellSearch Circulating Tumor Cell Control Kit in September 2004. In December 2006, Veridex received FDA clearance for the CellSearch Circulating Tumor Cell Kit as an aid in the monitoring of patients with metastic breast cancer. In addition, in September 2006, we announced that we had achieved our primary and secondary endpoints in our pivotal clinical trial in the management of metastatic colorectal cancer. We expect that Veridex will file an application seeking 510(k) clearance from the FDA in 2007 for in vitro diagnostic use. Also, in January 2007, we announced that we had succeeded in meeting the endpoints in our clinical trial for use of the CTC Kit in the management of metastatic prostate cancer. We expect that Veridex will file an application seeking 510(k) clearance from the FDA in 2007 for in vitro diagnostic use. Commercialization of this clinical indication is subject to a number of factors, including but not limited to clearance for sale by the FDA. We are responsible for all cellular research and development, including the costs of clinical development. Upon any sale by Veridex of certain of our products, including reagents, test kits, consumable products and disposable items, Veridex is obligated to pay us approximately 30% of net sales.

We commercialized the first product under the Development Agreement in October 2004. Beginning therewith, we became obligated to invest at least 10% of Veridex’s net sales from these products, excluding revenues from instrument sales, in certain research and development activities. However, beginning with the first calendar year after the amount of these net sales exceeds $250 million, we are only required to invest an amount equal to at least 8.5% of these net sales. We are also responsible for manufacturing reagents for CellSearch kits in bulk and delivering them to Veridex. We are responsible for all instrument manufacturing and certain ancillary products. We believe that we have manufacturing capacity available at our existing facilities to satisfy commercial demand through at least the end of 2007. Veridex is responsible for filling and packaging costs for the reagents, as well as sales, marketing, distribution, customer and technical support and field service of our cancer products, including instrumentation. We have retained worldwide commercialization rights to all non-cancer applications of our technologies.

As stated above, Veridex is responsible for marketing our cancer diagnostic products including the CellSearch reagents. Adoption of our cancer diagnostic products to date has not been as rapid as we expected. In particular, CellSearch reagent revenue increased by only 9% in the quarter ended March 31, 2007, compared to the quarter ended December 31, 2006. Since the quarter ended March 31, 2006, the quarterly growth rate in CellSearch reagent revenue has declined each quarter. As part of our efforts to better understand this declining growth rate we have notified Veridex of our intention to exercise our right to conduct a contract audit to ensure that Veridex is complying with its obligations under the Development Agreement. We plan to conduct this audit in the second quarter of 2007.

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

Immunicon Corporation and Subsidiaries

Diagnostic HYBRIDS, Inc. Agreement

In December 2006, we signed a definitive license, development, supply and distribution agreement to develop and commercialize products in the field of clinical virology diagnostics, starting with a panel of multiplex respiratory virus and sexually transmitted infection assays with Diagnostic HYBRIDS, Inc., or DHI. The agreement terms are in effect for a period ending on the fifth anniversary of the commencement of the commercial period and either party may elect to extend the original term for an additional five years. We received an upfront non-refundable license fee of $500,000 and are eligible for an additional $1.0 million upon clearance by the FDA for the first initial product. In addition, in consideration for our performance of our obligations in the development of new products under the agreement, DHI will pay us a quarterly payment of $200,000 for six fiscal quarters, beginning January 2007. We will manufacture and supply DHI with their requirements of for bulk reagents and DHI will manufacture and supply the detection reagents. We will receive 41% of the revenue from the sale of these reagents. DHI will act as our distributor for the instrument systems. DHI will be responsible for all expenses for sales and training with respect to products and systems. We received $500,000 for the license fee and the first $200,000 quarterly payment. In accordance with EITF 00-21, we have evaluated the contract and determined that it has one unit of accounting. The payments received will be amortized over the life of the contract which we expect will be a total of 11  1/2 years which includes a 5 year extension of the initial term.

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

We reported product and service revenue of $2.6 million for the three months ended March 31, 2007, including $1.4 million in instrument revenue, $580,000 in reagent and consumable product sales and $577,000 in service revenue. This represents an increase of 104% over the $1.3 million in product and service revenue for the three months ended March 31, 2006, which included $635,000 in instrument revenue, $279,000 in reagent and consumable product sales and $339,000 in service revenue.

We sold 20 instruments (12 cell analyzers and 8 CellTracks® AutoPrep® systems) in the first quarter of 2007 and 11 instruments (7 cell analyzers and 4 CellTracks® AutoPrep® systems) in the previous year’s first quarter. A summary of instrument shipments and instruments sold for revenue recognition purposes for the period from product launch to March 31, 2007 is shown below:

Immunicon Corporation and Subsidiaries

	Cumulative as of January 1, 2007	Three months ended March 31, 2007	Cumulative @ March 31, 2007
Instrument shipments
CellTracks Analyzer II	66	7	73
CellSpotter (1)	19	—	19

Total Analyzers	85	7	92

CellTracks AutoPreps	77	7	84

Instruments sold (2)
CellTracks Analyzer II	50	12	62
Total CellSpotter	24	—	24

Total Analyzers	74	12	86

CellTracks AutoPreps	63	8	71

(1)	—	CellSpotter analyzers are the first-generation cell analyzer. We are in the process of replacing or upgrading CellSpotter analyzers to the next-generation CellTracks Analyzer II.
(2)	—	Presents instruments which were sold and revenue recorded in the period indicated.

We have received a total of $6.4 million in license and milestone payments under the terms of the Development Agreement from inception to March 31, 2007 and have recorded $5.9 million as milestone and license revenue to date. Cash received related to these milestones is being recognized as revenue over the estimated product development period for the corresponding product, which we estimate will end at various points through December 2010. We continuously review the status of the remaining development milestones and, where appropriate, renegotiate the development requirement and payment terms. We do not believe that these renegotiations have had or will have a material adverse effect on our product development or financial position.

As of March 31, 2007, we can receive up to an additional $4.1 million in license and milestone payments from Veridex for research-related milestones. We estimate that we will earn these license revenues from research milestones over the next three to five years. Therefore, we expect that the trend associated with license revenue will fluctuate. Also, we expect to continue to invest in research and development, particularly in clinical trials and manufacturing development and therefore we do not believe that these expenses will correspond to the periods wherein which we expect to earn the milestone revenue referenced above.

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

We recognized $103,000 and $200,000 as milestone and other license related revenue in the three months ended March 31, 2007 and March 31, 2006, respectively.

Research and development expenses

Our research and development expenses consist of expenses incurred in developing reagents, instrument platforms and ancillary products, as well as the clinical research and trial costs to test these kits and systems. These expenses consist primarily of:

•	salaries and related expenses for personnel;

Immunicon Corporation and Subsidiaries

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

Selling, general and administrative expenses

Our selling, general and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, accounting, sales and marketing, information technology, legal and human resource functions. Other costs include facility costs not otherwise included in research and development expense, commissions and professional fees for legal and accounting services.

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

Previously we had recorded stock-based compensation expense resulting from stock option grants to employees at exercise prices below the fair value of the underlying common stock. This resulted in our recording stock-based compensation expense associated with such grants. We record stock-based compensation to operating expenses over the vesting periods of the options and grants, subject to adjustment for forfeiture during the vesting period.

Interest income and expense

Interest income consists of interest earned on our cash, cash equivalents and investments. Investment holdings as of March 31, 2007 consist primarily of mortgage back notes, federal agency notes and investment grade debt securities. We have the intent and the ability to hold all of our debt securities until maturity and have recorded them at amortized cost. Interest expense consists of interest incurred on debt financings.

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

In connection with the commercial distribution of our products, we also have obtained trademark registrations in the US for “Immunicon” and the Immunicon logo. Trademark registrations were also obtained for “CellTracks”, “CellSpotter”, “Magnest”, “AutoPrep”, the CellTracks AutoPrep System logo, and the CellSpotter Analyzer logo by Immunivest Corporation, our

Immunicon Corporation and Subsidiaries

wholly owned subsidiary. We have filed a number of trademark registration applications in preparation for commercial distribution activities with respect to future products. Much of the proprietary software and related information utilized in our instrument systems is protected by the copyright rights or by rights that we have licensed.

We devote significant resources to obtaining, enforcing and defending patents and other intellectual property and protecting our other proprietary information.

We have a portfolio of issued patents and patent applications, which we believe provides patent coverage for our proprietary technologies and products. As of April 30, 2007 our intellectual property estate consisted of 180 issued patents or patent applications, as follows:

35 issued US patents, including two US design patents;

25 US non-provisional patent applications;

12 US provisional patent applications;

27 foreign patents, including 6 foreign design patents;

73 foreign patent applications that are in various national stages of prosecution; and

8 foreign patent applications not at the national stage.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies include:

•	revenue recognition;

•	inventory capitalization;

•	accounting for research and development expenses;

•	estimating the value of our equity instruments for use in stock-based compensation;

•	derivative financial instruments; and

•	accounting for income taxes.

In accordance with the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure about Critical Accounting Policies, we have determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. There were no significant changes to our critical accounting policies during the three months ended March 31, 2007 except for the adoption of FIN 48. See below for further discussion.

Revenue recognition

We derive revenues from: instrument and reagent product sales, sales of services to pharmaceutical and biotechnology companies, license agreements and milestone achievements. We recognize revenue on product sales in accordance with the SEC Staff Accounting

Immunicon Corporation and Subsidiaries

Bulletin No. 104, Revenue Recognition in Financial Statement as revised and updated, or SAB 104, when persuasive evidence of an arrangement exists, the contract price is fixed or determinable, the product or accessory has been delivered, title and risk of loss have passed to the customer, and collection of the resulting receivable is reasonably assured. We recognize revenue for instrument placements at the time that all necessary conditions for the recognition of revenue have been met. Specifically, we may place instruments with customers and allow the customer a period of time for training and validation as is common in our industry. Therefore there may be a delay between the time that an instrument is placed with a customer and the point at which the revenue for the instrument placement is recognized. Also in certain instances the customer may be provided with an opportunity to return the instrument to us prior to acceptance. We therefore recognize the revenue associated with these instrument placements only at the point when it is clear that all revenue recognition criteria have been met and that no continuing right of return remains.

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

Accounting for research and development expenses

Our research and development expenses are primarily composed of costs associated with product development for our cancer diagnostic products. Future research and development expenses may be directed toward development of non-cancer products such as products that may be used to diagnose and identify infectious diseases or cardiovascular disease. Costs incurred to date include the development costs for instrument platforms, clinical trial and development costs and the costs associated with non-clinical support activities such as manufacturing process development and regulatory services. Clinical development costs represent internal costs for personnel; external costs incurred at clinical sites and contracted payments to third-party clinical research organizations, or CROs, to perform certain clinical trials. We have a discovery research effort, which is conducted in part on our premises by our scientists and in part through collaborative agreements with academic laboratories. Most of our research and development expenses are the result of the internal costs related directly to our employees. We accrue external costs for clinical trials based on the progress of the clinical trials, including patient enrollment, progress of the enrolled patients through the trial, and contracted costs with CROs and clinical sites. We record internal costs primarily related to personnel in clinical development and external costs related to non-clinical trials and basic research when incurred. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual costs incurred may not match the estimated costs for a given accounting period. We expect that expenses in the research and development category will fluctuate for the foreseeable future as we allocate personnel to various activities, expand our clinical trial activities and increase our discovery research capabilities. The fluctuations are difficult to predict due to the uncertainty inherent in the timing of clinical trial initiations, progress in our discovery research program, the rate of patient enrollment and the detailed design of future trials. In addition, the results from each of our research programs and research trials will influence the number, size and duration of both planned and unplanned trials.

Immunicon Corporation and Subsidiaries

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

We value our employee stock options using the Black-Scholes method and have applied the assumptions described in the notes to the financial statements. These assumptions describe expected volatility, anticipated term of the options and the risk-free interest rate. We used historical volatility in the assumptions for the expected volatility. In selecting the historical volatility approach we had reviewed similar entities as well as the AMEX Biotechnology Index and based on this analysis, chose our own historical volatility as the best measure of expected volatility. Additionally, we began using the simplified calculation of expected life, described in SAB 107. Management believes that this calculation provides a reasonable estimate of expected life for our employee stock options. The risk-free interest rate assumption is based upon the rate applicable to the US Treasury security with a maturity equal to the expected term of the option on the grant date.

Stock-based compensation recorded in the three months ended March 31, 2007 is based on awards that are expected to vest and therefore have been reduced for estimated forfeitures. SFAS 123R require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimates. Forfeitures were based on historical experience.

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

Derivative Financial Instruments

On December 5, 2006, we issued $30 million in convertible subordinated notes, or the Notes. The Notes have been accounted for in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, and the EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, or EITF 00-19.

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

Immunicon Corporation and Subsidiaries

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

The identification of, and accounting for, derivative instruments is complex. Management used a derivative model analyzing the conversion features, additional shares to be paid resulting from the interest accrual and the redemption options. The model also considered factors such as the stock price, interest rate, the stock and interest rate volatility and the expected life.

Management used the above model to value the related warrants that were issued in conjunction with the Notes. The primary factors driving the economic value of the warrants were factors, such as stock price, stock volatility, interest rate and expected life.

Accounting for income taxes

We must make significant management judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At March 31, 2007, we recorded a full valuation allowance of $57.4 million against our net deferred tax asset balance, due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

In accordance with paragraph 19 of FIN 48, interest, if any, relating to unrecognized tax benefits would be recorded as a component of interest expense and penalties, if any, relating to unrecognized tax benefits as a component of tax expense. As of the date of the adoption of FIN48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.

We have an unrecognized tax benefit of approximately $724,000 which did not change significantly during the three months ended March 31, 2007. The application of FIN 48 would have resulted in a decrease in retained earnings of $724,000, except that the decrease was fully offset by the application of a valuation allowance. Any changes in the future to the unrecognized tax benefit would not impact the effective tax rate due to the existence of the valuation allowance. We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.

RESULTS OF OPERATIONS

Three months ended March 31, 2007 and March 31, 2006

Revenue

We segregate revenue into product revenue, which includes instrument, reagent and other product revenue, service revenue and license and milestone revenue. We further identify related party revenue where indicated.

Immunicon Corporation and Subsidiaries

	Three Months Ended March 31,
Revenue (dollars in thousands)	2007	2006
Product revenue including product revenue from related party:
Instrument revenue:
Related party	$715	$125
Other	682	510
Reagents and other product revenue:
Related party	495	230
Other	85	49

Total product revenue	$1,977	$914

Service revenue	577	339
License and milestone revenue:
Related party	87	200
Other	16	—

Total revenue	$2,657	$1,453

We recorded $2.6 million in product and service revenue in the three months ended March 31, 2007 of which $1.2 million was earned from related parties, primarily from Veridex. We recorded $1.3 million in product and service revenue in the three month period ended March 31, 2006, of which $355,000 was earned from related parties. Instrument revenue increased $762,000, or 120%, to $1.4 million in the quarter ended March 31, 2007 from $635,000 in the quarter ended March 31, 2006. We sold 20 instruments in the three month period ended March 31, 2007 and 11 in the three month period ended March 31, 2006. We sold four CellTracks Analyzer II systems as part of an upgrade program from the first generation CellSpotter analyzer system in the three month period ended March 31, 2007 and three upgrades in the three months ended March 31, 2006. These CellTracks Analyzer II systems were sold below cost as part of a program to encourage upgrade of the first generation CellSpotter Analyzers. Reagent and other product revenue increased $301,000, or 108%, to $580,000 in the first quarter of 2007 as compared to the quarter ended March 31, 2006. As we place more of our instruments in the field, we anticipate that our reagent and other product revenue will increase. We had an instrument backlog of 24 AutoPrep instruments and 23 CellTracks Analyzers II cell analysis instruments as of March 31, 2007. We anticipate these instruments to be delivered over the next two quarters.

Service revenue was $577,000 and $339,000 in the three months ended March 31, 2007 and March 31, 2006, respectively. The primary source of our service revenue to date has been from our contract with Pfizer. In March 2006, we announced an extension of our agreement with Pfizer under which we collaborate with Pfizer to aid their efforts to develop and evaluate the effectiveness of new drug candidates. In the third quarter of 2006, we entered into laboratory service agreements with several pharmaceutical companies, including AstraZeneca UK Limited, or AstraZeneca, and MolMed S.p.A, or MolMed. We expect to continue to add additional customers to this category in future periods.

License and milestone revenue from related party decreased by $97,000 to $103,000 for the three months ended March 31, 2007 from $200,000 for the three months ended March 31, 2006. Since inception to March 31, 2007, we received $6.4 million in license and milestone receipts under our Development Agreement with Veridex. License and milestone receipts have been deferred and are amortized on a straight-line basis over the product development period as defined for each specific product.

As a result of the above, total revenue increased by $1.2 million to $2.7 million in the three months ended March 31, 2007 compared to $1.5 million in the corresponding period of 2006.

Costs of goods sold

Costs of goods sold were $2.8 million for the three months ended March 31, 2007 compared to $1.5 million for the three months ended March 31, 2006. We reported a loss on product and service sales of $271,000 in both the three month periods ended March 31, 2007 and March 31, 2006.

The loss on product sales in the quarter ended March 31, 2007 resulted entirely from losses on the sale of instruments. During the quarter ended March 31, 2007, Immunicon sold instruments at a price which was lower than the cost to produce such instruments. This

Immunicon Corporation and Subsidiaries

loss was approximately $24,000 per instrument, or a total loss of $481,000, on the sale of instruments in the quarter ended March 31, 2007. Total costs of goods sold for instruments was $1.9 million in the three months ended March 31, 2007 compared to $968,000 in the quarter ended March 31, 2006. During 2006, Immunicon decided to begin outsourcing certain activities related to the manufacture of instruments and Immunicon currently continues the process of reducing its internal manufacturing costs; however, this transition process has resulted in some duplicate instrument cost of goods sold. These costs should be reduced once the outsourcing process is completed, which we now expect will be in the second half of 2007. Effective April 1, 2007, we also increased the list prices for our instruments to $205,000 for an instrument system. Taken together, the ongoing outsourcing effort and the price increase should eliminate the loss on sales of instruments.

Costs of goods sold for reagents and consumables was $646,000 and the loss on the sale of reagents and consumables was $66,000 in 2007 compared to costs of goods of $474,000 and a loss on the sale of reagents and consumables of $195,000 in the first three months of 2006. The loss in both periods is due to low volumes for reagents and consumables such that we are unable to capitalize all costs associated with reagent and consumable manufacturing.

Costs of services sold was $302,000 and the gross profit on the services sold was $275,000 in 2007 compared to $82,000 costs of services and $257,000 gross profit in the quarter ended March 31, 2006.

Research and development expenses

Research and development expenses decreased by $300,000, or 9%, to $2.8 million in the first quarter of 2007 from $3.1 million in the first quarter of 2006. This decrease is primarily related to a decrease in clinical trial expenses. In the first quarter of 2006 we completed enrollment for clinical trials in metastatic prostate and metastatic colorectal cancer. In the quarter ended March 31, 2007, we allocated certain research and development expense to cost of services sold which were related to the generation of the service revenue. This allocation is shown as part of “All others” below. Also, we completed development of the EasyCount instrument system in the fourth quarter of 2006; therefore, instrument development costs are lower in the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. These decreases are offset by the increase in salaries of $427,000. The increase is the result of additions to the R&D staff to support the product development efforts related to DHI and KREATECH as well as to an increase in stock based compensation expense.

A summary of the principal components of our research and development costs for the three months ended March 31, 2007 and March 31, 2006 are shown below:

	Three months ended March 31,
Research and development expenses (in thousands)	2007	2006
Salaries, benefits and taxes	$1,887	$1,460
Laboratory supplies and expenses	119	126
Instrument development costs	27	206
Clinical trial expense	242	449
Contracted research costs	233	160
Depreciation expense	280	331
All others	38	387

	$2,826	$3,119

Each of our research and development programs is subject to certain risks and uncertainties, including the possible requirement to obtain regulatory approval prior to introduction of the product, and these risks are often outside of our control. As a result of these risks and uncertainties, we are unable to predict the period in which we will achieve profitability. For example, our clinical trials may be subject to delays or rejections for a variety of reasons, such as our inability to obtain applicable clearances from the FDA or institutional or ethical review boards or to enroll patients at the rate that we expect. Moreover, the product candidates we are developing must overcome significant technological and marketing challenges before they can be successfully commercialized.

Immunicon Corporation and Subsidiaries

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $487,000, or 20%, to $3.0 million in the first quarter of 2007 from $2.5 million in the first quarter of 2006. The increase is primarily attributable to increases in legal and professional fees. These fees include expenses for accounting (both audit and Sarbanes-Oxley fees), public relations, media or advertising agencies and legal fees including fees related to patents and licensing particularly related to our recent licensing agreements with DHI and KREATECH.

The decrease in the depreciation expense is due primarily related to an acceleration of depreciation of equipment which occurred as a result of a business restructuring which began in the second half of 2005 and extended into the first quarter of 2006.

A summary of the principal components of our selling, general and administrative expenses for the three months ended March 31, 2007 and March 31, 2006 are shown below:

	Three months ended March 31,
Selling, general and administrative expenses (in thousands)	2007	2006
Salaries, benefits and taxes	$1,548	$1,424
Depreciation	33	117
Legal and professional fees	910	470
Insurance expense	68	108
Commission expense	77	15
Other	321	335

Total selling, general and administrative expenses	$2,957	$2,469

Interest and other income

Interest and other income increased by $228,000, or 59%, to $616,000 in the quarter ended March 31, 2007 from $388,000 in the quarter ended March 31, 2006. This increase in interest income was primarily a result of higher average cash balance available for investment in 2007 compared to 2006 and was also affected by the increase in the average interest rate on invested cash and cash equivalents in 2007.

Value of conversion rights and warrant value

We have determined to value certain provisions of the Notes and related warrants separately in accordance with various accounting guidance pronouncements, including SFAS133 and EITF 00-19. As such, we have recorded a liability for both the warrants and conversion features. The warrants and conversion features are required to be adjusted to their fair value each quarter as a charge to earnings. The fair value of these warrants is primarily affected by our stock price, but is also affected by our stock price volatility, expected life and the risk-free interest rates. The fair value of the conversion rights is primarily affected by our stock price, but is also affected by our stock price volatility, expected life and our incremental borrowing rate. The $2.7 million increase in income in the first quarter of 2007 results primarily from the decrease in our stock price from December 31, 2006 to March 31, 2007. If our stock price were to increase in the future and assuming that the volatility of our stock price and the risk-free or incremental borrowing interest rates remain constant, the fair value of the warrants and conversion features would increase and we would recognize a charge to earnings. Conversely, if the price of our stock decreases and these factors remain constant, the fair value of the warrants and the conversion feature will decrease and we will recognize income.

Interest expense

Interest expense was $1.5 million and $113,000 for the three months ended March 31, 2007 and 2006, respectively. The increase is attributable principally to the non-cash interest expense of $1.4 million related to the issuance of the Notes and related warrants, which occurred on December 5, 2006. The Notes have a 6% interest coupon which is payable at maturity of the Notes. In addition, we paid financing fees of $2.7 million. These fees are amortized as part of interest expense over the life of the Notes. In addition, the discount on the Notes is also charged to interest expense. This increase is partially offset by the lower interest expense on the senior debt due to a lower average balance outstanding in the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006.

Immunicon Corporation and Subsidiaries

Stock-based compensation expenses

In January 2007, our Board of Directors made nonvested stock grants to the non-employee directors of the Board and to certain officers of the Company. The directors of the Board were granted a total of 34,860 shares which will vest one-half on each of the next two anniversary dates from the grant date. Certain officers were granted a total of 155,000 shares which will vest one-third per year for each of the next three years on the anniversary of the grant date. The nonvested stock grant had a fair market value of $107,000 and $477,000 for the directors and officers, respectively.

Our Chief Executive Officer, Chief Scientific Officer, Chief Financial Officer and Chief Counsel each have Employment Agreements with the Company which outline employment and certain rights and obligations in the event of a change of control of the Company. If the officer’s employment is terminated for any reason before the nonvested stock is fully vested, except as provided by such officer’s Employment Agreement with us, the shares of nonvested stock that are not then vested will be forfeited. If the provisions of the officer’s Employment Agreement are triggered, the nonvested stock will vest in accordance with the officer’s Employment Agreement. The fair value of nonvested shares is determined based on the closing price of our common stock, as reported by Nasdaq, on the grant date and compensation expense is recognized over the three years of the service period. Compensation expense relating to issuance of nonvested shares was $145,000 and $110,000 for the three months ended March 31, 2007 and March 31, 2006, respectively.

Stock-based compensation expenses were $489,000 and $357,000 for the three months ended March 31, 2007 and March 31, 2006, respectively. Stock-based compensation expense is recorded as a component of either cost of goods sold, research and development expense or selling, general and administrative expense. The allocation is dependent on the expense category where the employee who holds the stock option is assigned. A summary of the stock-based compensation is shown below.

	Three Months Ended March 31,
Stock-based compensation expenses included in: (in thousands)	2007	2006
Cost of goods sold	$17	$13
Research and development expenses	150	—
Selling, general and administrative expenses	322	344

Total stock-based compensation expenses	$489	$357

Income Taxes

We have incurred net operating losses since our inception and therefore have not paid any federal, state or foreign taxes. We adopted the provision of FIN 48 on January 1, 2007. We have established a valuation allowance to fully reserve our net deferred tax assets at March 31, 2007 and December 31, 2006 due to the uncertainty of the timing and amount of future taxable income. As of March 31, 2007, we had a net operating loss carryforward of approximately $131.7 million and an unused research and development credit carryforward of approximately $4.5 million. As a result of the net operating loss carryforwards, our federal statute of limitation remains open for all years since 1990 with no years currently under examination by the Internal Revenue Service. If not utilized, these net operating loss carryforwards and tax credits will begin to expire in 2018. If we do not achieve profitability, we may lose our net operating loss carryforwards. In addition, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in our ownership occur. We are currently not subject to these limitations.

Net loss and net loss per common share

For the three months ended March 31, 2007, our net loss was $4.1 million compared to a net loss of $5.4 million for the three months ended March 31, 2006. The loss per share was $0.15 and $0.20 for the three months ended March 31, 2007 and 2006, respectively. The weighted average common shares outstanding were 27.7 and 27.6 million for the three month periods ended March 31, 2007 and 2006, respectively.

Immunicon Corporation and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES

We have limited operating history. We have financed our operations since inception primarily through private and public equity and debt financings, capital equipment and leasehold financing, license and milestone revenues from corporate collaborations, government grants and interest earned on cash and investments.

Cash and short-term investments decreased by $4.7 million in the three month period ended March 31, 2007 to $46.8 million principally due to funding our net loss.

We used $4.1 million for operating activities in both three month periods ended March 31, 2007 and March 31, 2006.

We used $4.1 million in our investing activities in the three months ended March 31, 2007. We had net purchases of investments of $4.0 million and we purchased $141,000 in capital equipment. In the three months ended March 31, 2006, we received approximately $7.7 million from investing activities principally from net proceeds of $7.7 million from maturities of investments which was partially offset by $97,000 for purchases of capital equipment and leasehold improvements

We used $545,000 in our financing activities in the three months ended March 31, 2007 and $691,000 in the corresponding three month period in 2006. We made principal payments of $562,000 and $851,000 against our equipment credit facilities in the three months ended March 31, 2007 and March 31, 2006, respectively.

We have funded our operations to date principally through the sale of our stock and through the issuance of debt. Our expenditures are primarily for research and development and for other operating expenditures, as well as for purchases of capital equipment and for payments on outstanding indebtedness.

Sales of our common and preferred stock from inception through March 31, 2007 are as follows:

Summary of all sales of common and convertible preferred stock	Year(s)	Number of shares	Price Per share	Net proceeds (in thousands)	Equivalent Common shares
Initial sale of common stock (private)	1984	10,000	$150.00	$1,500	10,000

Convertible preferred stock
Series A	1988	36,350	10.00	364	669,343
Series B	1989	30,000	10.00	300	236,952
Series C	1990	30,000	10.00	300	296,016
Series D	1999, 2004	33,971,098	0.32	10,597	2,216,742
Series E	2000	4,588,612	4.74	21,612	3,059,083
Series F	2001, 2003	13,454,500	4.00	51,942	8,969,677

Initial public offering	2004	6,900,000	8.00	49,427	6,900,000

Sale of common stock (secondary offering)	2005	4,137,902	4.75	17,981	4,137,902

Exercise of options and warrants and other sales of common stock				2,228	1,182,488

				$156,251	27,678,203

As of March 31, 2007, we did not have any off-balance sheet financing arrangements.

The following table summarizes our contractual obligations and related interest charges on lines of credit at March 31, 2007 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Immunicon Corporation and Subsidiaries

	Payments due in
Contractual obligations	Total	2007	2008 and 2009	2010 and 2011	After 2011
	(in thousands)
Lines of credit (including interest)	$3,897	$1,441	$2,280	$176	$—
Operating leases	3,343	647	1,734	942	20
Open purchase order commitments (1)	8,243	8,243	—	—	—
Convertible notes (including interest)	35,875	—	35,875	—	—

Total contractual obligations	$51,358	$10,331	$39,889	$1,118	$20

(1)	The amounts included in open purchase order commitments are subject to performance under the purchase order by the supplier of the goods or services and do not become our obligation until such performance is rendered. The amount shown is principally for the purchase of materials for our instrument platforms, which we anticipate will be sold by us to customers and for various items such as contingent patient accrual commitments related to our clinical trials. Most patient accrual costs are payable only after successful completion of patient accrual.

In December 2006, we entered into a definitive agreement for the sale and issuance of $30 million in aggregate principal amount of unsecured subordinated convertible promissory notes, or the Notes, which are convertible initially into an aggregate of up to 7,334,964 shares of our common stock. The Notes bear interest at 6% per annum. Interest is not payable currently but is accrued and added to the principal on a quarterly basis. Any portion of the Notes and all accrued but unpaid interest which is not converted is repayable in cash on December 5, 2009. We also issued warrants under this agreement to purchase 1,466,994 shares of our common stock. The notes are convertible into shares at a conversion price of $4.09. The warrants have an exercise price of $4.09 per share. We received net proceeds of approximately $27.3 million from the sale of the Notes and accompanying warrants after deducting the placement agent fees and offering expenses of $2.7 million. These Notes contain certain covenants that require us to, among other things, maintain a certain level of cash, restrict amount of indebtedness and restriction on redemption and cash dividends. We were in compliance with all provisions of our convertible notes as of and for the three months ended March 31, 2007.

The Development Agreement with Veridex provides for a total of up to $10.5 million in non-refundable license and milestone payments related to research and development activities, including up to $1.5 million for the initial license and up to $9.0 million related to the completion of certain instrument and clinical trial milestones. We have received $6.4 million as of March 31, 2007. We have also continuously reviewed the status of the remaining development milestones and, where appropriate, have renegotiated the development requirement and payment terms. We do not believe that these renegotiations will have a material adverse effect on our product development or financial position. We expect to receive the remaining $4.1 million in development milestone payments over the next three to five years.

If we do not successfully complete the payment criteria for a given future milestone, we will not receive the applicable milestone payment. If we do not successfully complete the payment criteria by the target date for a given milestone, we will continue to be entitled to receive the milestone payment in the future upon successful completion of the criteria. However, Veridex’s obligation to pay us a percentage of the net sales for the specific cell analysis product to which the milestone relates would be reduced by 0.5% for the ten-year period beginning with the shipment for commercial sale of the first product resulting from the Development Agreement. In no event, however, would reductions due to missed target dates reduce our proportionate percentage share of net sales for the product specified that we would otherwise be entitled to receive from Veridex for sales of all cell analysis products by Veridex under the Development Agreement by more than 0.5% in the aggregate. In the case of the CellSearch product related to metastatic breast cancer, we agreed with Veridex that we did not reach a certain development milestone within the time period specified and therefore we will receive approximately 30% of net sales for this product.

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

Immunicon Corporation and Subsidiaries

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

In April 2007, we and KREATECH expanded our current research collaboration related to centromere probes, which involve the use of our technologies with KREATECH’s proprietary Universal Linkage System (ULS). Under the new exclusive cross-license agreement, we have provided an exclusive right to KREATECH to utilize certain of our technologies to improve existing KREATECH products and to manufacture and supply such improved products for sale exclusively by us in North America. We have agreed to make an equity investment in KREATECH up to $1.5 million based on the achievement of certain development milestones as agreed under a separate investment agreement.

We had $11.7 million in available credit under our credit agreements at both balance sheet dates of March 31, 2007 and December 31, 2006. The available borrowing capacity under our SVB credit facility was $8.4 million and expires on December 31, 2007. As of March 31, 2007, the available borrowing capacity under our credit facilities with GECC was $3.3 million and will expire June 30, 2007. We were in compliance with all provisions of our various loans as of and for the ended March 31, 2007 and December 31, 2006. The SVB credit agreement contains certain covenants that require us to, among other things, maintain a certain level of earnings or loss before interest, taxes, depreciation and amortization, maintain a minimum amount of our available funds on deposit with SVB and deliver periodic financial statements and reports within a prescribed timeframe. The credit agreements with SVB and GECC also restrict our ability to among other things, dispose of property (including intellectual property), change our business, ownership, management or business locations, merge with or acquire certain other entities, create or incur certain liens or encumbrances on any of its property, incur or amend the terms of certain indebtedness, engage in transactions with affiliates, declare or pay certain dividends or redeem, retire or purchase shares of any capital stock without their prior approval.

Immunicon Corporation and Subsidiaries

In December 2006, we signed a definitive license, development, supply and distribution agreement to develop and commercialize products in the field of clinical virology diagnostics, starting with a panel of multiplex respiratory virus and sexually transmitted infection assays with DHI. The agreement terms are in effect for a period ending on the fifth anniversary of the commencement of the commercial period and either party may elect to extend the original term for an additional five years. We received an upfront non-refundable license fee of $500,000 and are eligible for an additional $1.0 million upon clearance by the FDA for the first initial product. In addition, in consideration for our performance of our obligations in the development of new products under the agreement, DHI will pay us a quarterly payment of $200,000 for six fiscal quarters, beginning January 2007. We will manufacture and supply DHI with their requirements of for bulk reagents and DHI will manufacture and supply the detection reagents. We will receive 41% of the revenue from the sale of these reagents. DHI will act as our distributor for the instrument systems. DHI will be responsible for all expenses for sales and training with respect to products and systems. We received $500,000 for the license fee and the first $200,000 quarterly payment. In accordance with EITF 00-21, we have evaluated the contract and determined that it has one unit of accounting. The payments received will be amortized over the life of the contract. Therefore, the payments are amortized over a total of 11  1/2 years or the full contract life, including an additional 5 years extension, as either party can opt to renew.

Based on our operating plans, we believe that our available cash and available borrowings under of lines of credit will be sufficient to finance operations and capital expenditures until at least March 31, 2008. Our future capital requirements include, but are not limited to, supporting our research and development efforts and our clinical trials, although we are not obligated to meet any absolute minimum dollar spending requirements under our current operating agreements. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities, our clinical trials and capital requirements related to our commercialization efforts. We had $46.8 million in cash on hand and short term investments and $11.7 million in available lines of credit as of March 31, 2007. We plan to use our cash on hand and our available lines of credit to continue to develop our cancer diagnostic products beyond breast cancer to other types of solid tissue cancers and to explore the uses of our technology in earlier stages of the cancer disease process. Also, we plan to explore development of uses for our technology outside of cancer such as in cardiovascular disease. We plan to use the anticipated funds generated from the sales of our products as well as additional equity or debt-related offerings to finance our future development efforts. We may not be successful in generating sufficient product sales or raising sufficient funds from the sale of equity or debt securities to support the research and development expenses necessary to expand the uses of the technology into other cancers and in non-cancer diseases. In addition, if we are unsuccessful in our product development efforts, additional financing may not be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may elect to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities and this could have a material adverse effect on our financial condition and operating results.

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

On July 13, 2006, the FASB issued FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No.109, Accounting for Income Taxes, and provides guidance on classification and disclosure requirements for tax contingencies. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and

Immunicon Corporation and Subsidiaries

measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and was adopted by us in the first quarter of 2007. See note 11 to our financial statements for further discussion.

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

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. The information is accumulated and communicated to management to allow timely decisions.

Change in internal control over financial reporting. No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and the additional factor set forth below, all of which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have a history of operating losses, expect to continue to incur substantial losses, and might never achieve or maintain profitability.

We have a limited operating history. We have incurred significant net losses since we began operations in 1983. As of March 31, 2007, we had an accumulated deficit $146.6 million. These losses have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative expenses. Because our operating expenses may increase in the near term, we will need to generate significant additional revenue to achieve profitability. As we do not as yet have sufficient operating revenue from the sales of our products to offset our losses, we do not expect to have any sufficient operating income from the sale of our products until at least 2008. We will continue to incur research and development and clinical trial expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development efforts, market acceptance and uncertainties concerning the success of sales efforts by us and Veridex, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

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

IMMUNICON CORPORATION

Date: May 10, 2007	By:	/s/ BYRON D. HEWETT
Byron D. Hewett
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2007	By:	/s/ JAMES G. MURPHY
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