Form 10-Q
period 2007-06-30
IMMUNICON CORP
filed 2007-08-09
CIK 1083132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2007

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

Yes  ☐    No  ☒

As of August 1, 2007, there were 27,714,266 shares of Common Stock, $0.001 par value, outstanding.

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

Immunicon Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets (Unaudited).

(in thousands, except for share and per share amounts)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$20,370	$36,132
Short term investments	21,278	15,401
Receivable from related party	836	409
Accounts receivable, net	1,178	1,402
Inventory	3,634	3,966
Prepaid assets	811	613
Other current assets	621	861

Total current assets	48,728	58,784

Property and equipment, net	3,194	4,011
Deferred financing fees	2,241	2,616
Other assets	845	362

Total assets	$55,008	$65,773

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,698	$1,781
Accounts payable	1,706	1,743
Payable to related party	973	792
Accrued expenses	3,685	4,304
Current portion of deferred revenue:
Related party	1,615	1,821
Other	157	438
Detachable warrants	822	2,181
Conversion option related to convertible debt	3,421	9,286

Total current liabilities	14,077	22,346
Convertible subordinated notes, net of discount	22,778	20,313
Long-term debt	1,960	2,256
Deferred revenue:
Related party	490	234
Other	786	423
Shareholders’ equity:
Common stock, $0.001 par value –100,000,000 authorized, 27,714,266 and 27,667,769 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	28	28
Additional paid in capital	163,042	162,596
Accumulated other comprehensive income	25	22
Accumulated deficit	(148,178)	(142,445)

Total shareholders’ equity	14,917	20,201

Total liabilities and shareholders’ equity	$55,008	$65,773

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited).

Three and six months ended June 30, 2007 and June 30, 2006

(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Product revenue:
Related party	$1,617	$359	$2,827	$714
Third party	1,536	1,429	2,303	1,988
Service revenue	602	338	1,179	677

Total product and service revenue	3,755	2,126	6,309	3,379
Milestone, license and other revenue	164	201	267	401

Total revenue	3,919	2,327	6,576	3,780
Cost of goods sold	3,432	2,313	5,956	3,757
Cost of services sold	271	112	572	193

Gross profit (loss)	216	(98)	48	(170)

Expenses:
Research and development	2,963	3,259	5,789	6,377
General and administrative	2,679	2,349	5,636	4,818

Total operating expenses	5,642	5,608	11,425	11,195

Operating loss	(5,426)	(5,706)	(11,377)	(11,365)
Interest and other income, net	559	422	1,175	810
Change in fair value of detachable warrants and conversion rights	4,500	—	7,223	—
Interest expense	(1,516)	(103)	(3,020)	(216)

Interest and other income, net	3,543	319	5,378	594

Loss before income taxes	(1,883)	(5,387)	(5,999)	(10,771)
Income tax benefit	(266)	—	(266)	—

Net loss attributable to common stockholders	$(1,617)	$(5,387)	$(5,733)	$(10,771)

Net loss per common share – basic and diluted	$(0.06)	$(0.20)	$(0.21)	$(0.39)

Weighted average common shares outstanding – basic and diluted	27,708,251	27,620,882	27,692,086	27,602,043

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

Six months ended June 30, 2007 and June 30, 2006 (in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net loss	$(5,733)	$(10,771)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	780	1,109
Non-cash interest expense	2,850	3
Loss on disposal of property and equipment	—	16
Provisions for accounts receivable allowances	99	—
Compensation expense related to the issuance of stock, stock options and warrants	343	856
Change in fair value of liabilities potentially settled in common stock	(7,223)	—
Change in:
Accounts receivable	125	(759)
Accounts receivable from related party	(426)	24
Inventory	332	(998)
Prepaid expenses and other	(198)	(54)
Other assets	267	3
Accounts payable	(37)	603
Accounts payable to related parties	90	696
Accrued expenses	(530)	(184)
Deferred revenue from related parties	50	485
Deferred revenue	83	(38)

Net cash used in operating activities	(9,128)	(9,009)

Investing activities:
Purchase of investments	(26,612)	(12,973)
Payments for purchases of property and equipment	(229)	(346)
Payments for license agreements	(465)	—
Payments for Kreatech Preferred Stock	(52)	—
Proceeds from maturities of investments	21,001	22,874
Proceeds from disposal of property and equipment	—	176

Net cash (used in)/provided by investing activities	(6,357)	9,731

Financing activities:
Proceeds from term debt	670	380
Proceeds from exercise of stock options and stock purchase plan	104	159
Proceeds from sale of common stock, net	—	—
Payments on term debt	(1,049)	(1,618)
Loan issue fees	(5)	—

Net cash used in financing activities	(280)	(1,079)

Effect of exchange rate changes on cash	3	7
Net decrease in cash and cash equivalents	(15,765)	(357)
Cash and cash equivalents, beginning of period	36,132	21,900

Cash and cash equivalents, end of period	$20,370	$21,550

Supplemental cash flow information:
Cash paid for interest	$173	$224

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries

(1) Background and basis of presentation

The accompanying unaudited condensed consolidated financial statements of Immunicon Corporation and subsidiaries (collectively, the “Company” or “we”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Form 10-Q General Instructions and Article 10 of Regulation S-X of the Securities and Exchange Commission, or the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position at June 30, 2007 and results of operations and cash flows for the three and six month periods ended June 30, 2007 and June 30, 2006.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results to be expected for the full year.

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

We are highly dependent on our collaboration with Veridex for all commercialization functions related to our cancer products including dependence on Veridex for all sales and marketing of these products. On May 31, 2007 we announced that we had filed a Demand for Arbitration against Veridex pursuant to which we are seeking termination of the 20-year exclusive worldwide agreement to market, sell and distribute our cancer diagnostic products, rescission of all licenses currently held by Veridex under that agreement, and compensatory and punitive damages based on "repudiation and fundamental breaches by Veridex of its contractual, agency and other fiduciary obligations to market, sell and distribute our cancer diagnostic products." (See Footnote 9, Commitments and contingencies)

We have generated limited revenues from product sales and have incurred substantial losses since our inception. We anticipate incurring additional losses over at least the next several years and such losses may fluctuate based on the amounts of revenue generated from sales of our products and services.

We will need substantial financing to fund our operations and to continue developing our product candidates for sale. There can be no assurance that such financing will be available when we need it. Our operations are subject to certain additional risks and uncertainties including, among others, dependence on Veridex, LLC, or Veridex, a Johnson & Johnson company, to market our cancer diagnostic product candidates, the ongoing arbitration proceeding with Veridex given such dependence, the uncertainty of product development (including clinical trial results and completion of development of new instrument and reagent products), regulatory clearance and approval, supplier and manufacturing dependence, competition, reimbursement availability, our dependence on exclusive licenses and other relationships, uncertainties regarding patents and proprietary rights, dependence on key personnel and other risks related to governmental regulations. We believe, however, that cash, cash equivalents and short term investments available at June 30, 2007 will be sufficient to maintain operations through at least June 30, 2008.

Immunicon Corporation and Subsidiaries

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of 2008. We are currently evaluating the effect of SFAS 159 and have not determined the impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of 2008. We are currently evaluating the effect of SFAS 157 and have not determined the impact on our consolidated results of operations and financial condition.

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

(2) Accounting for stock-based compensation

Our Amended and Restated Equity Compensation Plan, or the Plan, provides for the granting of stock options, awards of restricted common stock, now referred to as nonvested shares. We have reserved an aggregate of 5,016,667 shares of our common stock for issuance under the Plan and have 719,827 available for grant as of June 30, 2007. The Plan requires that exercise prices of stock options may not be less than the market value of the common stock on the date of the grant. The date of grant is determined when both parties have reached a mutual understanding of the key terms of the grant. In general, stock options granted to employees under the Plan have ten-year terms and vest over four years from the date of grant. Stock-based compensation (income) and expense related to our share-based awards was $(146,000) and $499,000 for the three months ended June 30, 2007 and June 30, 2006, respectively, and $343,000 and $856,000 for the six months ended June 30, 2007 and June 30, 2006, respectively.

Our 2004 Employee Stock Purchase Plan, or ESPP, was initiated upon the completion of our IPO. The plan permits eligible employees to purchase shares of our common stock through after-tax payroll deductions. We have reserved an aggregate of 400,000 shares of our common stock for issuance under our ESPP and issued 141,716 shares under this plan as of June 30, 2007. Our next purchase will be in October 2007. As a result of our adopting FAS123R, we have expensed these grants and recorded them as stock based compensation.

In January, Edward L. Erickson, our former Chairman of the Board, announced that he was not seeking re-election to our board of directors. Therefore effective June 12, 2007, Mr. Erickson was no longer a member of our Board. Consistent with the terms of the Plan, all of Mr. Erickson’s unvested options and nonvested shares were cancelled on that date. Mr. Erickson had been granted performance based stock options before our IPO in April 2004 and before the provisions of SFAS 123R became effective. We therefore had accounted for these stock awards under the provisions of Accounting Principle Board Opinion No. 25, Accounting for Stock Options Issued to Employees. We have been recording compensation expense in the category “Stock Options granted prior to our IPO at below fair market value” shown below. As a result of these options and nonvested shares being forfeited, we had to adjust the expense of $648,000 relating to the unvested portion of these options and nonvested shares in the current quarter.

Immunicon Corporation and Subsidiaries

The stock-based compensation (income) and expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Stock options under SFAS 123R	$242	$241	$482	$301
Nonvested shares	159	110	304	219
Stock Options granted prior to our IPO at below fair market value	(547)	148	(443)	336

Stock based compensation	$(146)	$499	$343	$856

Stock-based compensation recorded in the three and six months ended June 30, 2007 is based on awards that are expected to vest and therefore have been reduced for estimated forfeitures. SFAS 123R require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimates. Forfeitures were based on historical experience. The fair value of each of our stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of our stock option awards, which are subject to the straight-line vesting method, is recorded as an expense using a straight-line basis over the vesting life of the stock options. Expected volatility is based on an average of historical volatility of our stock. We used historical volatility in the assumptions for the expected volatility. In selecting the historical volatility approach we had reviewed similar entities as well as the AMEX Biotechnology Index and based on this analysis, chose our own historical volatility as the best measure of expected volatility. The risk-free interest rate for periods within the contract life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date of the stock option award with a maturity equal to the expected term of the stock option award granted. We also used the simplified calculation of expected life, described in SAB 107, Share-Based Payment, compared to the Company’s historical grants. Management believes that this calculation provides a reasonable estimate of expected life for the Company’s employee stock options.

The significant assumptions relating to the weighted average valuation of our stock options for the six months ended June 30, 2007 and 2006 were as follows:

	June 30, 2007	June 30, 2006
Dividend yield	—%	—%
Volatility	58.95% - 60.35%	57.71% - 60.46%
Weighted average volatility	59.79%	59.82%
Risk-free interest rate	4.46% - 5.09%	4.31 – 5.22%
Expected option life (years)	6.25	6.25

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

Immunicon Corporation and Subsidiaries

The following table sets forth the computation of net loss (numerator) and shares (denominator) for loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for shares)	2007	2006	2007	2006
Numerator:
Net loss	$(1,617)	$(5,387)	$(5,733)	$(10,771)
Denominator:
Weighted average shares outstanding used for basic income per share	27,708,251	27,620,882	27,692,086	27,602,043
Common stock equivalents	—	—	—	—

Weighted average shares outstanding used for diluted income per share	27,708,251	27,620,882	27,692,086	27,602,043

Potentially dilutive securities as of June 30, 2007 and June 30, 2006, which are not included in our basic earnings per share, are summarized as follows:

	As of June 30,
	2007	2006
Common stock options and nonvested shares	3,802,370	3,674,246
Warrants	1,509,163	42,169
Shares issuable upon conversion of convertible debt	7,590,202	—

(4) Inventory

Inventory consisted of the following:

(in thousands)	June 30, 2007	December 31, 2006
Raw materials	$1,478	$1,652
Finished goods	2,129	2,301
Work-in-process	27	13

Inventory	$3,634	$3,966

(5) Property and equipment

Property and equipment consisted of the following:

(in thousands)	June 30, 2007	December 31, 2006
Laboratory equipment	$2,883	$2,862
Office furniture and equipment	875	875
Leasehold improvements	5,197	5,165
Manufacturing equipment	1,113	974
Computer equipment	888	1,074

Property and equipment, gross	10,956	10,950
Less Accumulated depreciation	(7,762)	(6,939)

Property and equipment, net	$3,194	$4,011

Immunicon Corporation and Subsidiaries

Depreciation expense was $423,000 and $561,000 for three months ended June 30, 2007 and June 30, 2006, respectively. Depreciation expense was $860,000 and $1.2 million for the six months ended June 30, 2007 and June 30, 2006, respectively.

(6) Accrued expenses

Accrued expenses consisted of the following:

(in thousands)	June 30, 2007	December 31, 2006
Salary–related expense	$1,467	$1,748
Clinical research and trial costs	666	782
Contracted research costs	112	216
Accounting and legal fees	472	270
Debt financing	—	196
Other	968	1,092

Accrued expenses	$3,685	$4,304

(7) Debt

Convertible subordinated notes payable

Classification:	June 30, 2007	December 31, 2006
Current liabilities
Detachable warrants	$822	$2,181
Conversion feature relating to convertible debt	3,421	9,286
Long term liability
Convertible subordinated notes payable due in December 2009 at interest rate of 6.00%, net of discount	22,778	20,313

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

Immunicon Corporation and Subsidiaries

The Notes contain covenants which, among other things, restrict us in the ability to incur additional indebtedness other than in connection with existing senior indebtedness or other permitted indebtedness, or to make distributions on or repurchase shares of our common stock. In addition, we are required to maintain available cash as of the end of each fiscal quarter in an amount at least equal to our cash burn for such fiscal quarter multiplied by four. Our available cash means an amount equal to the aggregate amount of our cash, cash equivalent and eligible investment balances, minus our increase in debt balance. We were in compliance with all provisions of the Notes, including the available cash test, as of June 30, 2007.

We have allocated the proceeds received from the Notes between the underlying debt instruments, conversion rights, and the detachable warrants. At inception, the fair value of the detachable warrants of $1.9 million and the conversion rights of $8.1 million were bifurcated from the host debt contract and recorded as a derivative liability. This resulted in a reduction of the initial notional carrying amount of the Notes as unamortized discount which will be amortized over the term of the Notes under the effective interest method. For the three and six month periods ended June 30, 2007, we have recorded non-cash interest expense relating to the discount of $776,000 and $1.6 million, respectively.

The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. The change in fair value is recorded in the statement of operations as “Change in fair value of the detachable warrants and conversion right”. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Management used a derivative model analyzing the conversion features, additional shares to be paid resulting from the interest accrual and the redemption options. The model also considered factors such as the stock price, interest rate, the stock and interest rate volatility and the expected life. For the three and six month periods ended June 30, 2007, we have recorded credits in the statement of operations of $3.7 million and $5.9 million, respectively, relating to these changes in fair value for the conversion right.

Management used the above model to value the related warrants that were issued in conjunction with the Notes. The primary factors driving the economic value of the warrants were factors, such as stock price, stock volatility, interest rate and expected life of the warrants. The warrants are also marked to market and the change in fair value is recorded in the statement of operations as “Change in fair value of the detachable warrants and conversion right.” For the three and six month periods ended June 30, 2007, we have recorded credits in the statement of operations of $801,000 and $1.3 million, respectively relating to these changes in fair value for the detachable warrants.

Other debt outstanding

As of June 30, 2007, we had an aggregate of $3.7 million of debt outstanding with two lending institutions, $2.7 million to Silicon Valley Bank, or SVB, and $1.0 million to General Electric Capital Corporation, or GECC, as described below. The carrying value of this debt is as follows:

(in thousands)	June 30, 2007	December 31, 2006
Line of credit due to SVB - principal due from July 2007 to December 2010 at interest rates of 8.75%	$2,665	$2,462
Line of credit due to GECC - principal due from July 2007 to October 2010 at interest rates ranging from 8.78% to 11.05%	993	1,575

	3,658	4,037
Less: current portion of long-term debt	(1,698)	(1,781)

Long–term debt	$1,960	$2,256

As of June 30, 2007 and December 31, 2006, interest rates in effect for outstanding obligations under the credit facilities ranged from 8.75% to 11.05% for both periods for the SVB and GECC lines of credit.

Both of the credit facilities are subject to certain covenants, including maintaining a minimum level of earnings before interest, taxes, depreciation and amortization, as defined in the respective loan agreements, maintaining a minimum percentage of our cash available for investing with the lending institution, and providing audited financial statements within 120 days after the close of the fiscal year. We were in compliance with all covenants as of June 30, 2007. As of June 30, 2007, we had $7.7 million in available credit under our

Immunicon Corporation and Subsidiaries

SVB credit facility. The availability under our SVB credit facility will expire on December 31, 2007. The $3.3 million availability under our GECC credit facility expired on June 30, 2007. While we are in discussions to extend the availability of the GECC credit facility, we can not predict whether these discussions will result in an extension of the GECC credit facility.

(8) Geographical and customer information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, when making decisions regarding resource allocation and assessing performance. To date, we have viewed our operations and manage our business as one segment operating primarily in the United States of America. Revenues from external customers are summarized below. Revenues are attributed to a country based on the location of the customer. The following table consists of the customers from which we derived more than 10% of our revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Customers	2007	2006	2007	2006
Veridex	43.5%	23.8%	45.6%	29.3%
Pfizer	—	13.9%	—	15.9%

Our revenue by geographical region is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
United States	$2,692	$1,557	$4,714	$2,555
Europe	910	582	1,362	933
Other foreign countries	317	188	500	292

Total revenue	$3,919	$2,327	$6,576	$3,780

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

In December 2006, we entered into a license, development, supply and distribution agreement with Diagnostic HYBRIDS, Inc., or DHI, to develop and commercialize products in the field of clinical virology diagnostics, starting with a panel of multiplex respiratory virus and sexually transmitted infection assays. The new product portfolios will be developed for our EasyCount System, a small, automated analyzer based on fluorescence microscopy. Under the terms of the license agreement, we have granted DHI the exclusive license to sell the new products developed under the license agreement within the United States and Canada and their respective territories and possessions. In addition, we and DHI will use our respective best efforts to negotiate commercially reasonable terms and conditions, to be set forth in a separate written agreement, with respect to marketing and sale of such products in other countries. The agreement terms are in effect for a period ending on the fifth anniversary of the commencement of the commercial period and either party may elect to extend the original term for an additional five years. The agreement automatically terminates in the event that pre-marketing FDA clearance for a new product is not received on or before July 1, 2009.

Immunicon Corporation and Subsidiaries

In consideration for the grant of the rights and licenses under the license agreement, we received an upfront non-refundable, non-creditable license fee of $500,000 and we will earn an additional $1.0 million upon clearance by the FDA of the first product developed under the agreement. In addition, in consideration for the performance of our obligations in the development of new products, DHI will pay us a quarterly payment of $200,000 for six fiscal quarters, which began January 2007.

We will manufacture and supply DHI with their requirements for bulk reagents, instrument systems and related components and materials. DHI will manufacture and supply the detection reagents and finished products. We will receive 41% of the revenue from the sale of these reagents. DHI will act as our distributor for the instrument systems. We are responsible for one year of warranty service for the instrument systems. We receive all revenue from servicing or repair of instrument systems. DHI is entitled to 10% of service revenue as their commission. DHI will be responsible for all expenses for sales and training with respect to products and systems. In accordance with EITF 00-21, Revenue Recognition with Multiple Deliverables, or EITF 00-21, we have evaluated the contract and determined that it has one unit of accounting. The payments received will be amortized over the life of the contract which we expect will be a total of 11  1/2 years which includes a 5 year extension of the initial term. We recorded $20,000 and $35,000 in contract revenue for the three and six month periods ended June 30, 2007, respectively.

In January 2006, we entered into a license agreement with Kreatech Biotechnology B.V., or KREATECH, under which KREATECH granted to us a royalty-bearing, non-exclusive, non-transferable license to offer for sale, sell, distribute, import, and export to resellers and end users reagents processed using Kreatech’s Universal Linkage System technology for use with our imaging technologies and instrument platforms. In April 2007, we and Kreatech expanded our current research collaboration. Under the new exclusive cross-license agreement, we have provided an exclusive right to Kreatech to utilize certain of our technologies to improve existing Kreatech products and to manufacture and supply such improved products for sale exclusively by us in North America.

On May 31, 2007, we announced that we had filed a Demand for Arbitration against Veridex pursuant to which we are seeking termination of the 20-year exclusive worldwide agreement to market, sell and distribute our cancer diagnostic products, rescission of all licenses currently held by Veridex under that agreement, based on “repudiation and fundamental breaches by Veridex of its contractual, agency and other fiduciary obligations to market, sell and distribute our cancer diagnostic products.” We are also seeking monetary damages including compensatory damages of $160 million and punitive damages of $480 million.

Under the current agreement, Veridex is appointed as exclusive sales agent, licensee and distributor responsible for selling cancer diagnostic products we developed and remitting royalties on the sales of reagent kits to us. In the arbitration, we allege, among other things, that Veridex breached its “obligation to use its best efforts to market” those products and thereafter “reneg(ing) on its express commitment to engage and deploy sales representatives to personally promote, or ‘detail,’ the Immunicon Products to doctors.” We further allege, “(w)hile seriously damaging to us and to our shareholders, Veridex’s actions are depriving cancer patients - who are in severe need of the best treatment and testing - and their doctors of our FDA-cleared cancer diagnostic tests.”

The agreement provides that the arbitration will take place before a single arbitrator and that an award must be rendered within six months of the selection of the arbitrator. It is anticipated that this arbitration will be completed before the end of the first quarter of 2008.

We also announced that we had discontinued our previously-disclosed contract audit following receipt of Veridex’s response to the audit demand. We further allege in the arbitration that “Veridex refused outright to permit a meaningful audit of its performance as exclusive sales agent and licensee for selling and marketing the Immunicon Products, and erected a series of other roadblocks to a meaningful audit.”

On May 25, 2007, after Veridex was informed that we were discontinuing the audit and that we intended to file claims against it, Veridex sent us a notification asserting that we were in “material breach” of the current agreement. We believe that Veridex’s assertion is without merit. We have recorded approximately $640,000 in legal fees associated with this action in the three months ended June 30, 2007 and $900,000 in legal fees associated with this action in the six months ended June 30, 2007.

In response to our arbitration demand, Veridex has filed an answer and counterclaim wherein it asserts, among other things, that Immunicon has failed to perform its development, manufacturing and quality assurance obligations pursuant to the Development Agreement and has violated Veridex’s exclusive right to sell Immunicon products. Veridex’s counterclaim further seeks damages of $35.6 million. We believe that Veridex’s counterclaim, including its claim for damages, is without merit.

Immunicon Corporation and Subsidiaries

On June 13, 2005, we announced that we, along with the Fox Chase Cancer Center, or Fox Chase, were awarded a Small Business Technology Transfer grant totaling approximately $1.1 million from the National Institutes of Health (“NIH”), which extends over two years. The grant payments are made directly to us. We then remit Fox Chase’s portion to them. Under the terms of the grant, we are entitled to $475,000 of the grant and that Fox Chase will receive the remainder of $615,000. The NIH grant is intended to fund the development of a new strategy to actively monitor the effectiveness of cancer drugs in clinical trials. As of June 30, 2007, we have received a total of $1.1 million of grant proceeds of which we have paid $596,000 to Fox Chase. We received the remainder of $19,000 in July, 2007 and we will pay this amount to Fox Chase in August, 2007. We recorded our portion of the grant receipts as a reduction of research and development expense.

In August 2000, we entered into a Development, License and Supply Agreement, or the Development Agreement, with Ortho Clinical Diagnostics, Inc., or Ortho, a subsidiary of Johnson and Johnson, Inc., whereby we licensed certain rights to our technology and assumed certain development obligations for our cancer diagnostic product candidates. In exchange, Ortho agreed to market and distribute our cancer diagnostic product candidates. On November 10, 2003, we executed an amendment to the Development Agreement whereby all rights and responsibilities of Ortho were transferred to Veridex. In addition, we and Veridex re-negotiated certain clinical development and regulatory milestones. The Development Agreement has a term of 20 years and may be terminated earlier by either party under certain conditions. As stated above, the Development Agreement is currently subject to arbitration between Veridex and us.

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

In consideration of the rights granted by the university, we will pay the university a nonrefundable annual license maintenance royalty of $25,000, along with a royalty equal to one percent of net sales of licensed products. We recorded $3,000 and $2,000 for the royalty payments in costs of goods sold for the three months ended June 30, 2007 and June 30, 2006, respectively, and recorded $6,000 and $3,000 for the six month periods ended June 30, 2007 and June 30, 2006, respectively. In the event we pay a royalty to a third-party for use of patented technology which materially enables the functionality of the university’s developed technology, then we shall be entitled to receive a credit against royalties due the university in the amount of the third-party royalty payments.

In 1997, we entered into a license agreement with a university, the Netherlands Agreement, covering optical analysis of particles similar to cells and cell particles. In consideration of the rights granted by the university, we will pay the university a royalty equal to three percent of net sales of products covered by the licensed technology for which a valid patent exists or one and three-quarters percent (1.75%) of net sales of products covered by the licensed technology for which no valid patent exists. As of June 30, 2007, we have sold a limited quantity of the products as a result of the Netherlands Agreement. In June 2004, we entered into an addendum to the Netherlands Agreement with the university, and STW, a research funding agency of the Dutch government. Under the modified Netherlands Agreement, STW will provide the university with up to approximately $1 million toward developing an affordable and portable instrument to monitor patients with HIV. This instrument represents an additional application of our existing technology, specifically the CellTracks EasyCount system, which was developed through our collaboration with the university. Under the Netherlands Agreement addendum, we will contribute “in kind” research effort toward the project such as personnel, equipment and supplies, among other things, and we have rights to commercialize products that result from the Netherlands Agreement.

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

Immunicon Corporation and Subsidiaries

Changes in accrued product warranty expense are as follows:

(in thousands)	Six Months Ended June 30, 2007	Year Ended December 31, 2006
Beginning of the period	$64	$78
Additions	33	62
Claims	(29)	(76)

Ending of the period	$68	$64

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

We reimbursed Mr. Hewett $67,000 for the costs on the purchase of his new home and the moving expenses in December 2006. We anticipate that the payments to the relocation company will aggregate between $389,000 and $450,000 but actual costs will depend on the final sale proceeds of Mr. Hewett’s home in New York. As of June 30, 2007, we have accrued $448,000 as accrued expenses related to his relocation.

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

Rent expense for all locations for the three and six month periods ended June 30, 2007 and June 30, 2006 was $232,000 and $463,000, and $242,000 and $506,000, respectively.

Future minimum lease payments under the operating leases as of June 30, 2007 are as follows:

(in thousands)	Operating
2007	$431
2008	863
2009	871
2010	709
2011 and thereafter	253

Total minimum lease payments	$3,127

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

(10) Equity compensation plan

In January 2007, our Board of Directors made nonvested stock grants to the non-employee directors of the Board and to certain Officers of the Company. The directors of the Board were granted a total of 34,860 shares which will vest one-half on each of the next two anniversary dates from the grant date. Certain officers were granted a total of 155,000 shares which will vest one-third per year for each of the next three years on the anniversary of the grant date. The nonvested stock grant had a fair market value of $107,000 and $477,000 for the directors and officers, respectively. All such grants were made pursuant to our Amended and Restated Equity Compensation Plan. The fair value of nonvested shares is determined based on the closing price of our common stock, as reported by Nasdaq, on the grant date and compensation expense is recognized over the service period, or vesting period. Compensation expense relating to issuance of nonvested shares was $159,000 and $110,000 for the three months ended June 30, 2007 and June 30, 2006, respectively and $304,000 and $219,000 for the six months ended June 30, 2007 and June 30, 2006, respectively.

Our Chief Executive Officer, Chief Scientific Officer, Chief Financial Officer and Chief Counsel each have Employment Agreements with the Company which outline employment and certain rights and obligations in the event of a change of control of the Company. If the officer’s employment is terminated for any reason before the nonvested stock or the stock options are fully vested, except as provided by such officer’s Employment Agreement with us, the shares of nonvested stock and stock options that are not then vested will be forfeited. If the provisions of the officer’s Employment Agreement are triggered, the nonvested stock and stock options will vest in accordance with the officer’s Employment Agreement.

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

In June 2007, our stockholders approved an amendment to the Company’s Amended and Restated Equity Compensation Plan, or the Plan, to increase by 250,000 shares the number of shares of common stock authorized for issuance or transfer under the Plan and approved the entire Plan, as amended. As such, on June 30, 2007, the total number of shares of common stock authorized for issuance or transfer under the Plan increased from 4,766,667 to 5,016,667. Our stockholders also approved an amendment to the Immunicon Corporation 2004 Employee Stock Purchase Plan, or the ESPP, to increase by 200,000 shares the number of shares of common stock authorized for issuance or transfer under the ESPP and approved the entire ESPP, as amended. As of June 30, 2007, the total number of shares of common stock authorized for issuance under the ESPP was 400,000.

(11) Income taxes

As previously stated, we adopted the provision of FIN 48 on January 1, 2007. We have established a valuation allowance to fully reserve our net deferred tax assets at June 30, 2007 and December 31, 2006 due to the uncertainty of the timing and amount of future taxable income. As of June 30, 2007, we had a net operating loss carryforward of approximately $137.3 million and an unused research and development credit carryforward of approximately $4.6 million. We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. As a result of the net operating loss carryforwards, our federal statute of limitation remains open for all years since 1990 with no years currently under examination by the Internal Revenue Service. If not utilized, these net operating loss carryforwards and tax credits will begin to expire in 2018. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

Immunicon Corporation and Subsidiaries

In 2007, we received notification from the state of Pennsylvania that we were approved to assign research and development credit to another company and we have recorded a credit to deferred state income tax benefit in the second quarter of 2007. We received a cash payment of $266,000 for our assignment in July 2007.

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

We have an unrecognized tax benefit of approximately $724,000 which did not change significantly during the six months ended June 30, 2007. The application of FIN 48 would have resulted in a decrease in retained earnings of $724,000, except that the decrease was fully offset by the application of a valuation allowance. Any changes in the future to the unrecognized tax benefit would not impact the effective tax rate due to the existence of the valuation allowance. We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.

(12) Related parties

In January 2006, we entered into a license agreement with Kreatech Biotechnology B.V., or Kreatech, under which Kreatech granted to us a royalty-bearing, non-exclusive, non-transferable license to offer for sale, sell, distribute, import, and export to resellers and end users reagents processed using Kreatech’s Universal Linkage System technology for use with our imaging technologies and instrument platforms. In consideration for the grant of the rights and licenses under this agreement, we paid to Kreatech an initial license fee of $71,000. In April 2007, we entered into a new agreement with Kreatech (“Cross-License Agreement”) wherein which the terms and conditions of this initial agreement were terminated and the research collaboration was expanded. Under the Cross-License Agreement, we have provided an exclusive right to Kreatech to utilize certain of our technologies to improve existing Kreatech products and to manufacture and supply such improved products in exchange for the exclusive right to sell these products in North America. As a result of the new Cross-License Agreement, the old license fee was fully amortized.

In accordance with the provisions of the Cross-License Agreement, we have agreed to make a $500,000 payment to Kreatech if we are successful in obtaining FDA clearance of any product developed under the Cross-License Agreement. We have agreed to make an additional $500,000 payment once we have achieved aggregate sales of $10 million in North America for the products developed under the Cross-License Agreement. The initial term of the Cross-License Agreement is ten years with an automatic extension of ten years subject to certain conditions. Therefore we will amortize the value ascribed to the Cross-License Agreement over 20 years.

We simultaneously entered into a Stock Purchase Agreement where we agreed to purchase Kreatech Series D Preferred Stock. Upon signing the Stock Purchase Agreement and the Cross-License agreement, we paid Kreatech $500,000 and received 1.7 million shares of Series D Preferred Stock. We have agreed to make two additional payments of $500,000 each based on the achievement by Kreatech of certain development milestones. We expect that these milestones will be achieved before the end of 2007.

We performed various analyses including estimates of future cash flow and other analyses to determine the allocation of the value of the cash paid to Kreatech between the cross-license and the Series D Preferred Stock. Based on these analyses we determined that we would allocate 90% of the fair value to the cross-license and 10% to the Series D Preferred Stock. The portion allocated to the Cross-License will be amortized over the license period which we deem to be 20 years.

As of June 30, 2007, the balance related to the Series D Preferred Stock and the Cross-License were $52,000 and $462,000, respectively. We have recorded the investment and the Cross-License in our consolidated balance sheet under the caption of Other Assets. We recorded amortization expense of $3,000 related to the Cross-License in the statement of operations for the three months ended June 30, 2007.

In March 2007, Leon W. M.M. Terstappen, MD, Ph.D., our Senior Vice President of Research and Development and Chief Scientific Officer, was appointed Chair of Medical Cell Biophysics in the Faculty of Science and Technology at the University of Twente, Enschede, The Netherlands. Dr. Terstappen will remain in his current position with us but will devote approximately 20% of his time

Immunicon Corporation and Subsidiaries

to academic activities at the University with which we have substantial contracts and relationships. The University will compensate directly to Dr. Terstappen for his time devoted to the University.

In August 2000, we entered into a Development, License and Supply Agreement, or the Development Agreement, with Ortho Clinical Diagnostics, Inc., or Ortho, a subsidiary of Johnson and Johnson, Inc., whereby we licensed certain rights to our technology and assumed certain development obligations for our cancer diagnostic product candidates. In exchange, Ortho agreed to market and distribute our cancer diagnostic product candidates. On November 10, 2003, we executed an amendment to the Development Agreement whereby all of the rights and responsibilities of Ortho were transferred to Veridex LLC, or Veridex, a subsidiary of Ortho. In addition, we and Veridex re-negotiated certain clinical development and regulatory milestones. The Development Agreement has a term of 20 years and may be terminated earlier by either party under certain conditions. As stated earlier, the Development Agreement is currently subject to arbitration between Veridex and us. See footnote 9, Commitment and Contingencies, for more discussion.

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

We have received a total of $6.9 million in license and milestone payments under the terms of the Development Agreement from inception to June 30, 2007. These payments are recognized as revenue over the estimated product development period for the corresponding product, which we estimate will end at various points through June 30, 2011. We continuously review the status of the remaining development milestones and, where appropriate, have renegotiated the development requirement and payment terms. Subject to the outcome of the arbitration between Veridex and us, we expect to receive the remaining $3.6 million in development milestone payments over the next three to five years.

The following table breaks out the revenue from related parties recognized over the three and six month periods ended June 30, 2007 and June 30, 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Contract and milestone revenue from related party	$97	$200	$185	$400
Product revenue from related party	1,617	359	2,827	714

	$1,714	$559	$3,012	$1,114

(13) Supplemental expense information

The supplemental expense information below provides additional information about the amounts recorded as research and development expenses and selling, general and administrative expenses in the accompanying statements of operations:

Research and development expenses

Research and development expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Salaries, benefits and taxes	$1,795	$1,651	$3,682	$3,111
Laboratory supplies and expenses	271	234	390	361
Instrument development costs	167	205	194	412
Clinical trial expense	130	332	372	780
Contracted research costs	141	104	374	264
Depreciation expense	273	316	554	646
All others	186	417	223	803

	$2,963	$3,259	$5,789	$6,377

Immunicon Corporation and Subsidiaries

Selling, general and administrative expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Salaries, benefits and taxes	$932	$1,336	$2,480	$2,761
Depreciation expense	29	86	62	203
Legal and professional fees	1,148	519	2,057	989
Commission	240	175	317	190
All others	330	233	720	675

	$2,679	$2,349	$5,636	$4,818

As discussed in footnote 9, in May 2007, we announced that we had filed a Demand for Arbitration against Veridex, pursuant to which we are seeking termination of the 20-year exclusive worldwide agreement to market, sell and distribute our cancer diagnostic products, rescission of all licenses currently held by Veridex under that agreement, and compensatory and punitive damages based on “repudiation and fundamental breaches by Veridex of its contractual, agency and other fiduciary obligations to market, sell and distribute our cancer diagnostic products.” We have recorded approximately $640,000 in legal fees associated with this action in the three months ended June 30, 2007 and $900,000 in legal fees associated with this action in the six months ended June 30, 2007.

Immunicon Corporation and Subsidiaries

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information contained in this quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often preceded by words such as “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “assume,” “will” and similar expressions. We caution investors not to place undue reliance on the forward-looking statements contained in this report. Forward-looking statements included in this report relate to financing and capital needs and resources, product development, our relationship with Veridex, LLC, or Veridex, a Johnson & Johnson company, research, development and sales based milestones and related payments from Veridex, expansion of research and development activities and increases in research and development costs, instrument system and platform improvement activities and costs, our relationship with Twente University, and other such institutions and companies with which we have a contractual relationship, expansion of clinical trials and related costs, use of net proceeds from the sale of common stock and other funds, regulatory applications and requests for clearance intend to be submitted and regulatory clearances anticipated to be received and other statements regarding matters that are not historical facts. Forward-looking statements speak only as of the date of this report, reflect management’s current expectations and involve certain factors, such as risks and uncertainties, that may cause actual results to be far different from those suggested by our forward-looking statements. These factors include, but are not limited to, risks and uncertainties associated with our dependence on Veridex, the outcome of the arbitration proceeding with Veridex given such dependence, our capital and financing needs and the terms of our existing financing arrangements, research and development and clinical trial expenditures, commercialization of the our product candidates, our ability to use licensed products and to obtain new licenses from third parties, our ability to manage growth, our ability to obtain necessary regulatory approvals, reliance on third-party manufacturers and suppliers, reimbursement by third-party payors to our customers for our products, compliance with applicable manufacturing standards, our ability to earn license and milestone payments under our agreement with Veridex, our ability to retain key management or scientific personnel, delays in the development of new products or to planned improvements to our products, effectiveness of our products compared to competitors’ products, protection of our intellectual property and other proprietary rights, conflicts with the intellectual property of third parties, product liability lawsuits that may be brought against us, labor, contract or technical difficulties, competitive pressures in our industry, other risks and uncertainties discussed under Item 1A, Risk Factors in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2006 and elsewhere in this report; and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

We do not intend to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements other than as required under the federal securities laws.

OVERVIEW

Our business principally involves the development, manufacture, marketing and sale of proprietary cell-based diagnostic and research products and certain service activities with a primary focus on cancer. We believe that our products can provide significant clinical benefits by giving physicians better information to understand, treat, monitor and diagnose cancer and predict outcomes. Our technologies can identify, count and characterize a small number of circulating tumor cells, or CTCs, and other rare cells present in a blood sample from a patient. We also employ our technologies to provide analytical services to pharmaceutical and biotechnology companies to assist them in the development of new therapeutic agents. We operate in one business segment, have our principal offices in Huntingdon Valley, Pennsylvania, and maintain a small research and clinical development laboratory in the Netherlands.

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

Immunicon Corporation and Subsidiaries

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

There is no assurance that such financing will be available when needed. Our operations are subject to certain additional risks and uncertainties including, among others, dependence on Veridex to market our cancer diagnostic product candidates, the outcome of the arbitration proceeding with Veridex given such dependence, the uncertainty of product development (including clinical trial results), regulatory clearance and approval, supplier and manufacturing dependence, competition, reimbursement availability, dependence on exclusive licenses and other relationships, uncertainties regarding patents and proprietary rights, dependence on key personnel and other risks related to governmental regulations and approvals. We believe, however, that cash, cash equivalents, short term investments and borrowing available under our lines of credit at June 30, 2007 will be sufficient to maintain operations through at least June 30, 2008.

Veridex collaboration

We expect that the majority of our revenues from product sales for at least the years 2007 and 2008 will be derived from our relationship with Veridex. Future milestone payments will be subject to the outcome of the arbitration between Veridex and us. Our Development Agreement with Veridex provides Veridex with exclusive worldwide rights to commercialize cell analysis products based on our technologies in the field of cancer. Veridex received 510(k) clearance from the FDA for the use of the CellSearch Circulating Tumor Cell Kit in the management of metastatic breast cancer on January 21, 2004 and for the CellSearch Circulating Tumor Cell Control Kit in September 2004. In December 2006, Veridex received FDA clearance for the CellSearch Circulating Tumor Cell Kit as an aid in the monitoring of patients with metastatic breast cancer. In addition, in September 2006, we announced that we had achieved our primary and secondary endpoints in our pivotal clinical trial in the management of metastatic colorectal cancer. In June 2007, Veridex filed an application seeking 510(k) clearance from the FDA for in vitro diagnostic use of the CellSearch CTC kit for the management of metastatic colorectal cancer, and as such, Veridex paid us $500,000 for meeting this development milestone. Also, in January 2007, we announced that we had met the endpoints in our clinical trial for use of the CTC kit in the management of metastatic prostate cancer. We expect that Veridex will file an application seeking 510(k) clearance from the FDA by the end of 2007 for in vitro diagnostic use of the CellSearch CTC kit for the management of metastatic prostate cancer. Commercialization of this clinical indication is subject to a number of factors, including but not limited to clearance for sale by the FDA. We are responsible for all cellular research and development, including the costs of clinical development. Upon any sale by Veridex of certain of our products, including reagents, test kits, consumable products and disposable items, Veridex is obligated to pay us approximately 30% of net sales.

Veridex is responsible for marketing our cancer diagnostic products including the CellSearch reagents. Adoption of our cancer diagnostic products to date has not been as rapid as we expected. In particular, CellSearch reagent revenue increased by approximately only 6% in the quarter ended June 30, 2007, from the quarter ended March 31, 2007. Since the quarter ended June 30, 2006, the quarterly growth rate in CellSearch reagent revenue has declined each quarter. As part of our efforts to better understand this declining growth rate, in April 2007, we notified Veridex of our intention to exercise our right to conduct a contract audit to ensure that Veridex was complying with its obligations under the Development Agreement.

On May 31, 2007, we announced that we had filed the Demand for Arbitration against Veridex pursuant to which we are seeking termination of the 20-year exclusive worldwide agreement to market, sell and distribute our cancer diagnostic products, rescission of all licenses currently held by Veridex under that agreement, based on “repudiation and fundamental breaches by Veridex of its contractual, agency and other fiduciary obligations to market, sell and distribute our cancer diagnostic products.” We are also seeking monetary damages including compensatory damages of $160 million and punitive damages of $480 million.

Immunicon Corporation and Subsidiaries

Under the current agreement, Veridex is appointed as exclusive sales agent, licensee and distributor responsible for selling cancer diagnostic products we developed and remitting royalties on the sales of reagent kits to us. In the arbitration, we allege, among other things, that Veridex breached its “obligation to use its best efforts to market” those products and thereafter “reneg(ing) on its express commitment to engage and deploy sales representatives to personally promote, or ‘detail,’ the Immunicon Products to doctors.” We further allege, “(w)hile seriously damaging to us and to our shareholders, Veridex's actions are depriving cancer patients - who are in severe need of the best treatment and testing - and their doctors of our FDA-cleared cancer diagnostic tests.”

The agreement provides that the arbitration will take place before a single arbitrator and that an award must be rendered within six months of the selection of the arbitrator. It is anticipated that this arbitration will be completed before the end of the first quarter of 2008.

We also announced that we had discontinued our previously-disclosed contract audit following receipt of Veridex’s response to the audit demand. We further allege in the arbitration that “Veridex refused outright to permit a meaningful audit of its performance as exclusive sales agent and licensee for selling and marketing the Immunicon Products, and erected a series of other roadblocks to a meaningful audit.”

On May 25, 2007, after Veridex was informed that we were discontinuing the audit and that we intended to file claims against it, Veridex sent us a notification asserting that we were in “material breach” of the current agreement. We believe that Veridex’s assertion is without merit. We have recorded approximately $640,000 in legal fees associated with this action in the three months ended June 30, 2007 and $900,000 in legal fees associated with this action in the six months ended June 30, 2007.

In response to our arbitration demand, Veridex has filed an answer and counterclaim wherein it asserts, among other things, that Immunicon has failed to perform its development, manufacturing and quality assurance obligations pursuant to the Development Agreement and has violated Veridex’s exclusive right to sell Immunicon products. Veridex’s counterclaim further seeks damages of $35.6 million. We believe that Veridex’s counterclaim, including its claim for damages, is without merit.

We commercialized the first product under the Development Agreement in October 2004. Beginning therewith, we became obligated to invest at least 10% of Veridex’s net sales from these products, excluding revenues from instrument sales, in certain research and development activities. However, beginning with the first calendar year after the amount of these net sales exceeds $250 million, we are only required to invest an amount equal to at least 8.5% of these net sales. We are also responsible for manufacturing reagents for CellSearch kits in bulk and delivering them to Veridex. We are responsible for all instrument manufacturing and certain ancillary products. We believe that we have manufacturing capacity available at our existing facilities and through our manufacturing subcontractors to satisfy commercial demand through at least the end of 2008. Veridex is responsible for filling and packaging costs for the reagents, as well as sales, marketing, distribution, customer and technical support and field service of our cancer products, including instrumentation. We have retained worldwide commercialization rights to all non-cancer applications of our technologies.

The pace and outcome of both our commercialization efforts and clinical development programs are difficult to predict. As a result of these factors as well as the uncertainty associated with the ongoing arbitration we anticipate that our quarterly results will fluctuate for the foreseeable future. In view of this variability, our limited operating history and the uncertainty associated with the arbitration, we believe that future operating results are highly uncertain and that period-to-period comparisons of our operating results are not meaningful and should not be relied upon as being indicative of our future performance.

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

Immunicon Corporation and Subsidiaries

EITF 00-21, we have evaluated the contract and determined that it has one unit of accounting. The payments received will be amortized over the life of the contract which we expect will be a total of 11  1/2 years which includes a 5 year extension of the initial term.

Kreatech Biotechnology

In January 2006, we entered into a license agreement with Kreatech Biotechnology B.V., or Kreatech, under which Kreatech granted to us a royalty-bearing, non-exclusive, non-transferable license to offer for sale, sell, distribute, import, and export to resellers and end users reagents processed using Kreatech’s Universal Linkage System technology for use with our imaging technologies and instrument platforms. In consideration for the grant of the rights and licenses under this agreement, we paid to Kreatech an initial license fee of $71,000. In April 2007 we entered into a new agreement with Kreatech (“Cross-License Agreement”) wherein which the terms and conditions of this initial agreement were terminated and the research collaboration was expanded. Under the Cross-License Agreement, we have provided an exclusive right to Kreatech to utilize certain of our technologies to improve existing Kreatech products and to manufacture and supply such improved products in exchange for the exclusive right to sell these products in North America. As a result of the new Cross-License Agreement, the old license fee was fully amortized.

In accordance with the provisions of the Cross-License Agreement, we have agreed to make a $500,000 payment to Kreatech if we are successful in obtaining FDA clearance of any product developed under the Cross-License Agreement. We have agreed to make an additional $500,000 payment once we have achieved aggregate sales of $10 million in North America for the products developed under the Cross-License Agreement. The initial term of the Cross-License Agreement is ten years with an automatic extension of ten years subject to certain conditions. Therefore, we will amortize the value ascribed to the Cross-License Agreement over 20 years.

We simultaneously entered into a Stock Purchase Agreement pursuant to which we agreed to purchase Kreatech Series D Preferred Stock. Upon signing the Stock Purchase Agreement and the Cross-License agreement, we paid Kreatech $500,000 and received 1.7 million shares of Series D Preferred Stock. We have agreed to make two additional payments of $500,000 each based on the achievement by Kreatech of certain development milestones. We expect that these milestones will be achieved before the end of 2007.

We performed various analyses including estimates of future cash flow and other analyses to determine the allocation of the value of the cash paid to Kreatech between the cross-license and the Series D Preferred Stock. Based on these analyses we determined that we would allocate 90% of the fair value to the cross-license and 10% to the Series D Preferred Stock. The portion allocated to the Cross-License will be amortized over the license period which we deem to be 20 years.

As of June 30, 2007, the balance related to the Series D Preferred Stock and the Cross-License were $52,000 and $462,000, respectively. We have recorded the investment and the Cross-License in our consolidated balance sheet under the caption of Other Assets. We recorded amortization expense of $3,000 related to the Cross-License in the statement of operations for the three months ended June 30, 2007.

Revenues

We derive revenues from four primary sources: instrument product sales, reagent product sales, service revenue and license revenue. We initiated sales activities for instruments and reagent products for research use only, or RUO, in the first quarter of 2004 and for in vitro diagnostic, or IVD, use in October 2004.

We reported product and service revenue of $3.8 million for the three months ended June 30, 2007, including $2.5 million in instrument revenue, $672,000 in reagent and consumable product sales and $602,000 in service revenue. This represents an increase of 77% over the $2.1 million in product and service revenue for the three months ended June 30, 2006, which included $1.4 million in instrument revenue, $418,000 in reagent and consumable product sales and $338,000 in service revenue.

We reported product and service revenue of $6.3 million for the six months ended June 30, 2007, including $3.9 million in instrument revenue, $1.2 million in reagent and consumable product sales and $1.2 million in service revenue. This represents an increase of 87%

Immunicon Corporation and Subsidiaries

over the $3.4 million in product and service revenue for the six months ended June 30, 2006, which included $2.0 million in instrument revenue, $697,000 in reagent and consumable product sales and $677,000 in service revenue.

We sold 52 instruments (28 CellTracks Analyzers II and 24 CellTracks AutoPrep systems) in the first half of 2007 and 31 instruments (18 cell analyzers and 13 CellTracks AutoPrep systems) in the prior year period. A summary of instrument shipments and instruments sold for revenue recognition purposes for the period from product launch to June 30, 2007 is shown below:

	Cumulative as of January 1, 2007	Six months ended June 30, 2007	Cumulative @ June 30, 2007
Instrument shipments
CellTracks Analyzer II	66	22	88
CellSpotter (1)	19	—	19

Total Analyzers	85	22	107

CellTracks AutoPrep	77	20	97

Instruments sold (2)
CellTracks Analyzer II	50	28	78
CellSpotter	24	—	24

Total Analyzers	74	28	102

CellTracks AutoPrep	63	24	87

(1)	- CellSpotter analyzers are the first-generation cell analyzer. We are in the process of replacing or upgrading CellSpotter analyzers to the next-generation CellTracks Analyzer II.

(2)	- Presents instruments which were sold and revenue recorded in the period indicated.

We have received a total of $6.9 million in license and milestone payments under the terms of the Development Agreement from inception to June 30, 2007 and have recorded $6.0 million as milestone and license revenue to date. Cash received related to these milestones is being recognized as revenue over the estimated product development period for the corresponding product, which we estimate will end at various points through June 2011. We continuously review the status of the remaining development milestones and, where appropriate, renegotiate the development requirement and payment terms. We do not believe that these renegotiations have had or will have a material adverse effect on our product development or financial position; however the Development Agreement is currently subject to arbitration between Veridex and us.

Subject to the outcome of the arbitration between Veridex and us, we expect to receive the remaining $3.6 million in development milestone payments over the next three to five years. We estimate that we will earn these license revenues from research milestones over the next three to five years. Therefore, we expect that the trend associated with license revenue will fluctuate. Also, we expect to continue to invest in research and development, particularly in clinical trials and manufacturing development and therefore we do not believe that these expenses will correspond to the periods wherein which we expect to earn the milestone revenue referenced above.

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

Immunicon Corporation and Subsidiaries

We recognized $267,000 and $401,000 as milestone and other license related revenue in the six months ended June 30, 2007 and June 30, 2006, respectively and $164,000 and $201,000 in the three months ended June 30, 2007 and June 30, 2006, respectively.

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

Interest income and expense

Interest income consists of interest earned on our cash, cash equivalents and investments. Investment holdings as of June 30, 2007 consist primarily of mortgage back notes, federal agency notes and investment grade debt securities. We have the intent and the ability to hold all of our debt securities until maturity and have recorded them at amortized cost. Interest expense consists of interest incurred on debt financings.

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

We have a portfolio of issued patents and patent applications, which we believe provides patent coverage for our proprietary technologies and products. As of July 24, 2007 our intellectual property estate consisted of 158 issued patents or patent applications, as follows:

35 issued US patents, including two US design patents;

19 US non-provisional patent applications;

8 US provisional patent applications;

23 foreign patents, including 6 foreign design patents;

66 foreign patent applications that are in various national stages of prosecution; and

7 foreign patent applications not at the national stage.

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

Immunicon Corporation and Subsidiaries

•	accounting for income taxes.

In accordance with the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure about Critical Accounting Policies, we have determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. There were no significant changes to our critical accounting policies during the six months ended June 30, 2007 except for the adoption of FIN 48. See below for further discussion.

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

In accordance with SAB 104, up-front non-refundable license fees are recorded as deferred revenue and recognized over the estimated development period. License and milestone payments are deferred and amortized on a straight-line basis over the product development period as defined for each specific product. The estimated development period has not been materially different from the actual development period. Amounts received as reimbursement for research and development expenses are recorded as a reduction in research and development expense as the related costs are incurred.

Inventory capitalization

Inventories are stated at the lower of cost or market with cost determined under the first-in/first-out, or FIFO method. We include in inventory the raw materials that can be used in both production and clinical products. These clinical product costs are expensed as part of research and development costs when consumed.

The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the demand for our products. If our estimates for specific products is less than actual demand of products and we fail to reduce manufacturing output accordingly, we could be required to write down additional inventory, which would have a negative impact on our gross margin. The write-down for estimated obsolete and excess inventory is therefore based on our collective judgment regarding the realistic and potential future demand for each product and is inherently subjective. We evaluate our estimates quarterly and actual results have not differed materially from quarter to quarter when comparing to these estimates.

Accounting for research and development expenses

Our research and development expenses are primarily composed of costs associated with product development for our cancer diagnostic products. Future research and development expenses may be directed toward development of non-cancer products such as

Immunicon Corporation and Subsidiaries

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

We value our employee stock options using the Black-Scholes method and have applied the assumptions described in the notes to the financial statements. These assumptions describe expected volatility, anticipated term of the options and the risk-free interest rate. We used historical volatility in the assumptions for the expected volatility. In selecting the historical volatility approach we had reviewed similar entities as well as the AMEX Biotechnology Index and based on this analysis, chose our own historical volatility as the best measure of expected volatility. Additionally, we began using the simplified calculation of expected life, described in SAB 107. Management believes that this calculation provides a reasonable estimate of expected life for our employee stock options. The risk-free interest rate assumption is based upon the rate applicable to the US Treasury security with a maturity equal to the expected term of the option on the grant date. We review these estimates annually and actual results have not differed materially from these estimates.

Stock-based compensation recorded in the three and six months ended June 30, 2007 is based on awards that are expected to vest and therefore have been reduced for estimated forfeitures. SFAS 123R require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimates. Forfeitures were based on historical experience.

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

Section 3(a) of the Company’s Amended and Restated Equity Compensation Plan, or the Plan, states in part that, during each calendar year that the Plan is maintained, the number of shares of common stock authorized for issuance or transfer under the Plan shall be increased without further action by our board of directors, and without further approval by our stockholders, in such amount as shall cause the number of shares of common stock authorized for issuance or transfer under than Plan to equal 15% of the our issued and outstanding shares of common stock as of December 31 of the immediately prior year (on a fully-diluted basis); provided, however, that the maximum number of shares of common stock to be added in any calendar year pursuant to Section 3(a) of the Plan shall not exceed 250,000. As such, on December 31, 2006, pursuant to Section 3(a) of the Plan, the total number of shares of common stock authorized for issuance or transfer under the Plan increased from 4,516,667 shares to 4,766,667 shares, an increase of 250,000 shares.

Immunicon Corporation and Subsidiaries

In June 2007, our stockholders approved an amendment to the Plan, to increase by 250,000 shares the number of shares of common stock authorized for issuance or transfer under the Plan and approved the entire Plan, as amended. As such, on June 30, 2007, the total number of shares of common stock authorized for issuance or transfer under the Plan increased from 4,766,667 to 5,016,667. Our stockholders also approved an amendment to the Immunicon Corporation 2004 Employee Stock Purchase Plan, or the ESPP, to increase by 200,000 shares the number of shares of common stock authorized for issuance or transfer under the ESPP and approved the entire ESPP, as amended. As of June 30, 2007, the total number of shares of common stock authorized for issuance under the ESPP was 400,000.

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

Management used the above model to value the related warrants that were issued in conjunction with the Notes. The primary factors driving the economic value of the warrants were factors, such as stock price, stock volatility, interest rate and expected life. We have not had any significant changes to these assumptions in the current year.

Accounting for income taxes

We must make significant management judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At June 30, 2007, we recorded a full valuation allowance of $58.5 million against our net deferred tax asset balance, due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we

Immunicon Corporation and Subsidiaries

operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to change the valuation allowance, which could materially impact our financial position and results of operations. We review these estimates annually and actual results have not differed materially from these estimates.

In accordance with paragraph 19 of FIN 48, interest, if any, relating to unrecognized tax benefits would be recorded as a component of interest expense and penalties, if any, relating to unrecognized tax benefits as a component of tax expense. As of the date of the adoption of FIN48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.

We have an unrecognized tax benefit of approximately $724,000 which did not change significantly during the three and six months ended June 30, 2007. The application of FIN 48 would have resulted in a decrease in retained earnings of $724,000, except that the decrease was fully offset by the application of a valuation allowance. Any changes in the future to the unrecognized tax benefit would not impact the effective tax rate due to the existence of the valuation allowance. We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.

RESULTS OF OPERATIONS

Three months ended June 30, 2007 and June 30, 2006

Revenue

We segregate revenue into product revenue, which includes instrument, reagent and other product revenue, service revenue and license and milestone revenue. We further identify related party revenue where indicated.

	Three Months Ended June 30,
Revenue (dollars in thousands)	2007	2006
Product revenue including product revenue from related party:
Instrument revenue:
Related party	$1,036	$36
Other	1,445	1,335
Reagents and other product revenue:
Related party	581	323
Other	91	94

Total product revenue	$3,153	$1,788
Service revenue	602	338
License and milestone revenue:
Related party	97	200
Other	67	1

Total revenue	$3,919	$2,327

	Three Months Ended June 30,
Instrument sales	2007	2006
CellTracks Analyzer II	16	10
CellSpotter Analyzers	—	1

Total analyzers sold	16	11
CellTracks AutoPrep Systems	16	9

We recorded $3.8 million in product and service revenue in the quarter ended June 30, 2007 of which $1.6 million was earned from related parties, primarily from Veridex. We recorded $2.1 million in product and service revenue in the quarter ended June 30, 2006, of which $359,000 was earned from related parties. Instrument revenue increased $1.1 million, or 81%, to $2.5 million in the second

Immunicon Corporation and Subsidiaries

quarter ended June 30, 2007 from $1.4 million in the quarter ended June 30, 2006. We sold 32 instruments in the quarter ended June 30, 2007 and 20 in the second quarter ended June 30, 2006. We sold two CellTracks Analyzer II systems as part of an upgrade program from the first generation CellSpotter analyzer system in the quarter ended June 30, 2006. These CellTracks Analyzer II systems were sold below cost as part of a program to encourage upgrade of the first generation CellSpotter Analyzers. Reagent and other product revenue increased $255,000, or 61%, to $672,000 in the second quarter of 2007 compared to the quarter ended June 30, 2006. As we place more of our instruments in the field, we anticipate that our reagent and other product revenue will increase. We had a third party instrument backlog of 13 AutoPrep instruments and 14 CellTracks Analyzers II cell analysis instruments as of June 30, 2007. We anticipate these instruments to be delivered over the next quarter.

Service revenue was $602,000 and $338,000 in the second quarter ended June 30, 2007 and June 30, 2006, respectively. We have been successful in adding contracts for service revenue and expect to continue to add additional customers to this category in future periods. The increase in service revenue over prior year second quarter is primarily related to these new contracts.

License and milestone revenue from related parties decreased by $103,000 to $97,000 for the three months ended June 30, 2007 from $200,000 for the three months ended June 30, 2006. Since inception to June 30, 2007, we received $6.9 million in license and milestone receipts under our Development Agreement with Veridex. License and milestone receipts have been deferred and are amortized on a straight-line basis over the product development period as defined for each specific product.

As a result of the above, total revenue increased by $1.6 million to $3.9 million in the quarter ended June 30, 2007 compared to $2.3 million in the corresponding three month period in 2006.

Costs of goods sold

Costs of goods sold were $3.7 million for the quarter ended June 30, 2007 compared to $2.4 million for the quarter ended June 30, 2006. We reported gross margin on product and service sales of $52,000 in the quarter ended June 30, 2007 compared to a loss on product and service sales of $299,000 in the quarter ended June 30, 2006.

The improvement on the gross margin line is primarily related to service revenue. We continue to incur losses on the sale of our instruments. This loss was approximately $7,000 per instrument, or a total loss of $238,000, on the sale of instruments in the quarter ended June 30, 2007. Total costs of goods sold for instruments was $2.7 million in the quarter ended June 30, 2007 compared to $1.7 million in the quarter ended June 30, 2006. During 2006, we began outsourcing certain activities related to the manufacture of instruments. However, this transition process has resulted in some duplicate instrument cost of goods sold. These duplicate costs should be eliminated once the outsourcing process is completed, which we now expect will be by the end of 2007. Effective April 1, 2007, we also increased the list prices for our instruments to $205,000 for an instrument system. Taken together, the ongoing outsourcing effort and the price increase should eliminate the loss on sales of instruments over the next few quarters.

Costs of goods sold for reagents and consumables was $713,000 and the loss on the sale of reagents and consumables was $42,000 in the second quarter of 2007 compared to costs of goods of $599,000 and a loss on the sale of reagents and consumables of $181,000 in the second quarter of 2006. The loss in both periods is due to low volumes for reagents and consumables such that we are unable to capitalize all costs associated with reagent and consumable manufacturing.

Costs of services sold was $271,000 and the gross profit on the services sold was $332,000 in the quarter ended June 30, 2007 compared to $112,000 costs of services and $227,000 gross profit in the quarter ended June 30, 2006.

Research and development expenses

Research and development expenses decreased by $300,000, or 9%, to $3.0 million in the second quarter of 2007 from $3.3 million in the second quarter of 2006. This decrease is primarily related to a decrease in clinical trial expenses. In the first quarter of 2006 we completed enrollment for clinical trials in metastatic prostate and metastatic colorectal cancer. In addition, as a result of the service revenue contracts, we now allocate certain research and development expenses to cost of services sold.

Immunicon Corporation and Subsidiaries

A summary of the principal components of our research and development costs for the three months ended June 30, 2007 and June 30, 2006 are shown below:

	Three months ended June 30,
Research and development expenses (in thousands)	2007	2006
Salaries, benefits and taxes	$1,795	$1,651
Laboratory supplies and expenses	271	234
Instrument development costs	167	205
Clinical trial expense	130	332
Contracted research costs	141	104
Depreciation expense	273	316
Other	186	417

	$2,963	$3,259

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

Selling, general and administrative expenses

Selling, general and administrative expenses increased by 14% to $2.7 million in the second quarter of 2007 from $2.3 million in the second quarter of 2006. The increase is primarily attributable to increases in legal and professional fees.

On May 31, 2007, we announced that we had filed a Demand for Arbitration against Veridex, LLC, pursuant to which we are seeking termination of the 20-year exclusive worldwide agreement to market, sell and distribute our cancer diagnostic products, rescission of all licenses currently held by Veridex under that agreement, and compensatory and punitive damages based on “repudiation and fundamental breaches by Veridex of its contractual, agency and other fiduciary obligations to market, sell and distribute our cancer diagnostic products. For the three months ended June 30, 2007 we incurred approximately $640,000 in legal fees associated with this action.

In January, Edward L. Erickson, our former Chairman of the Board, announced that he was not seeking re-election to our board of directors. Therefore effective June 12, 2007, Mr. Erickson was no longer a member of our Board. Consistent with the terms of our Equity Compensation Plan all of Mr. Erickson’s unvested options and nonvested shares were cancelled on that date. Mr. Erickson had been granted performance based stock options before our IPO in April 2004 and before the provisions of SFAS 123R became effective. We therefore had accounted for these stock awards under the provisions of Accounting Principle Board Opinion No. 25, Accounting for Stock Options Issued to Employees. We have been recording compensation expense in the category “Stock Options granted prior to our IPO at below fair market value”. As a result of these options and nonvested shares being forfeited, we had to adjust the expense of $648,000 relating to the unvested portion of these options and nonvested shares in the current quarter.

A summary of the principal components of our selling, general and administrative expenses for the three months ended June 30, 2007 and June 30, 2006 are shown below:

	Three Months Ended June 30,
Selling, general and administrative expenses (in thousands)	2007	2006
Salaries, benefits and taxes	$932	$1,336
Depreciation expense	29	86
Legal and professional fees	1,148	519
Commission	240	175
All others	330	233

	$2,679	$2,349

Immunicon Corporation and Subsidiaries

Interest and other income

Interest and other income increased by $137,000, or 32%, to $559,000 in the second quarter ended June 30, 2007 from $422,000 in the quarter ended June 30, 2006. This increase in interest income was primarily a result of higher average cash balance available for investment in 2007 compared to 2006 and was also affected by the increase in the average interest rate on invested cash and cash equivalents in 2007.

Value of conversion rights and warrant value

We have determined to value certain provisions of the Notes and related warrants separately in accordance with various accounting guidance pronouncements, including SFAS133 and EITF 00-19. As such, we have recorded a liability for both the warrants and conversion features. The warrants and conversion features are required to be adjusted to their fair value each quarter as a charge to earnings. The fair value of these warrants is primarily affected by our stock price, but is also affected by our stock price volatility, expected life and the risk-free interest rates. The fair value of the conversion rights is primarily affected by our stock price, but is also affected by our stock price volatility, interest volatility, expected life and our incremental borrowing rate. The $4.5 million increase in income in the second quarter of 2007 results primarily from the decrease in our stock price from March 31, 2007 to June 30, 2007. If our stock price increases in the future and assuming that the volatility of our stock price and the risk-free or incremental borrowing interest rates remain constant, the fair value of the warrants and conversion features would increase and we would recognize an expense to earnings. Conversely, if the price of our stock decreases and these factors remain constant, the fair value of the warrants and the conversion feature will decrease and we will recognize income.

Interest expense

Interest expense was $1.5 million and $103,000 for the second quarter ended June 30, 2007 and June 30, 2006, respectively. The increase is attributable principally to the non-cash interest expense of $1.4 million related to the issuance of the Notes and related warrants, which occurred on December 5, 2006. The Notes have a 6% interest coupon which is payable at maturity of the Notes. In addition, we paid financing fees of $2.7 million. These fees are amortized as part of interest expense over the life of the Notes. In addition, the discount on the Notes is charged to interest expense. This increase is partially offset by the lower interest expense on the senior debt due to a lower average balance outstanding in the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006.

Stock-based compensation expenses

In January 2007, our Board of Directors made nonvested stock grants to the non-employee directors of the Board and to certain officers of the Company. The Board of Directors were granted a total of 34,860 shares which will vest one-half on each of the next two anniversary dates from the grant date. Certain officers were granted a total of 155,000 shares which will vest one-third per year for each of the next three years on the anniversary of the grant date. The nonvested stock grant had a fair market value of $107,000 and $477,000 for the directors and officers, respectively.

Our Chief Executive Officer, Chief Scientific Officer, Chief Financial Officer and Chief Counsel each have Employment Agreements with the Company which outline employment and certain rights and obligations in the event of a change of control of the Company. If an officer’s employment is terminated for any reason before the nonvested stock or the stock options are fully vested, except as provided by such officer’s Employment Agreement with us, the shares of nonvested stock and stock options that are not then vested will be forfeited. If the provisions of the officer’s Employment Agreement are triggered, the nonvested stock and stock options will vest in accordance with the officer’s Employment Agreement.

The fair value of nonvested shares is determined based on the closing price of our common stock, as reported by Nasdaq, on the grant date and compensation expense is recognized over the three years of the service period. Compensation expense relating to issuance of nonvested shares was $159,000 and $110,000 for the second quarters ended June 30, 2007 and June 30, 2006, respectively

Stock-based compensation expenses were $(146,000) and $499,000 for the second quarters ended June 30, 2007 and June 30, 2006, respectively. Stock-based compensation expense is recorded as a component of cost of goods sold, research and development expense

Immunicon Corporation and Subsidiaries

or selling, general and administrative expense. The allocation is dependent on the expense category where the employee who holds the stock option is assigned. A summary of the stock-based compensation is shown below.

	Three Months Ended June 30,
Stock-based compensation expenses included in: (in thousands)	2007	2006
Cost of goods sold	$18	$15
Research and development expenses	158	145
Selling, general and administrative expenses	(322)	339

Total stock-based compensation expenses	$(146)	$499

As mentioned above, as a result of Mr. Erickson no longer providing service as a board member as of June 12, 2007, we recorded an adjustment related to stock based compensation expense of $648,000 relating to his unvested stock options and nonvested stock.

Income Taxes

We have incurred net operating losses since our inception and therefore have not paid any federal, state or foreign taxes. We adopted the provision of FIN 48 on January 1, 2007. We have established a valuation allowance to fully reserve our net deferred tax assets at June 30, 2007 and December 31, 2006 due to the uncertainty of the timing and amount of future taxable income. As of June 30, 2007, we had a net operating loss carryforward of approximately $137.3 million and an unused research and development credit carryforward of approximately $4.6 million. As a result of the net operating loss carryforwards, our federal statute of limitation remains open for all years since 1990 with no years currently under examination by the Internal Revenue Service. If not utilized, these net operating loss carryforwards and tax credits will begin to expire in 2018. If we do not achieve profitability, we may lose our net operating loss carryforwards. In addition, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in our ownership occur. We are currently not subject to these limitations. In the second quarter of 2007, we received notification from the State of Pennsylvania that we were approved to assign a research and development credit to another company. As such, we have recorded a credit to deferred state income tax benefit in the second quarter of 2007. We received cash of $266,000 for our assignment in July 2007.

Net loss and net loss per common share

For the quarter ended June 30, 2007, our net loss was $1.6 million compared to a net loss of $5.4 million in the quarter ended June 30, 2006. The loss per share was $0.06 and $0.20 for the second quarter ended June 30, 2007 and June 30, 2006, respectively. The weighted average common shares outstanding were 27.7 and 27.6 million for the quarter ended June 30, 2007 and June 30, 2006, respectively.

Immunicon Corporation and Subsidiaries

Six months ended June 30, 2007 and 2006

Revenue

We segregate revenue into product revenue, revenue from related party and other revenue. Revenue from related party is composed of license and milestone revenue, instrument and reagent product revenue and other revenue.

	Six Months Ended June 30,
Revenue ( in thousands)	2007	2006
Product revenue including product revenue from related party:
Instrument revenue:
Related party	$1,750	$159
Other	2,127	1,846
Reagents and other product revenue:
Related party	1,077	555
Other	176	142

Total product revenue	$5,130	$2,702
Service revenue	1,179	677
License and milestone revenue:
Veridex and other related party	185	400
Other revenue	82	1

Total revenue	$6,576	$3,780

	Six Months Ended June 30,
Instrument sales	2007	2006
CellTracks Analyzer II	28	15
CellSpotter Analyzers	—	3
Total analyzers sold	28	18
CellTracks AutoPrep Systems	24	13

We earned $6.3 million in product and service revenue in the first six months of 2007, including $3.9 million in instrument revenue, $1.2 million in reagent and consumable product revenue and $1.2 million in service revenue. We earned $3.4 million in product and service revenue in the first six months of 2006, including $2.0 in instrument revenue, $697,000 in reagent and consumable products revenue and $677,000 in service revenue. We sold 52 instruments, including 28 CellTracks Analyzer II instruments and 24 CellTracks AutoPrep instruments, in the six months ended June 30, 2007 and sold 31 instruments, including 18 analyzers and 13 AutoPreps, in the prior year period. Of the 28 CellTracks Analyzer II we sold in the current six month period, four were upgrades from the first generation CellSpotter Analyzer System. In the prior year’s six month period, we sold five upgrades. These upgraded CellTracks Analyzer II systems were sold below cost as part of a program to encourage upgrade of the first generation CellSpotter Analyzers.

Service revenue was $1.2 million and $677,000 in the six months ended June 30, 2007 and June 30, 2006, respectively. We have been successful in adding contracts for service revenue and expect to continue to add additional customers to this category in future periods. As a result, our service revenue increased by 74% in the six months ended June 30, 2007 over the corresponding period in 2006.

Immunicon Corporation and Subsidiaries

License and milestone revenue from related parties decreased by $215,000 to $185,000 for the first six months of 2007 from $400,000 for the corresponding period in 2006. From August 1, 2000 to June 30, 2007, we received $6.9 million in license and milestone receipts under our Development Agreement with Veridex. License and milestone receipts have been deferred and are amortized on a straight-line basis over the product development period as defined for each specific product.

In January 2006, we and Veridex agreed that we had successfully completed the criteria for participation in a study in which we act as the central testing laboratory for conducting circulating tumor cell testing using CellSearch products. Veridex paid us $250,000 in recognition thereof. We will recognize this revenue over the estimated life of the study, which we estimate will conclude in the fourth quarter of 2010. In addition, in September 2006, we announced that we had achieved our primary and secondary endpoints in our pivotal clinical trial in the management of metastatic colorectal cancer. Veridex filed an application seeking 510(k) clearance from the FDA in 2007 for in vitro diagnostic use in June 2007 and Veridex paid us $500,000 in recognition thereof. We will recognize this revenue over the estimated life of the product, which we estimate will conclude in the second quarter of 2011.

Total revenue increased by $2.8 million to $6.6 million in the six months ended June 30, 2007 compared to $3.8 million in the six months ended June 30, 2006.

Costs of goods sold

Costs of goods sold increased by $2.6 million to $6.5 million in the six months ended June 30, 2007 from $3.9 million in the six months ended June 30, 2006. We reported a loss on product and service sales of $219,000 for the six months ended June 30, 2007 compared to $571,000 in the corresponding period of 2006. This is the result of a few key factors, such as product mix and our outsourcing plans. Our service revenue tends to have higher margins than our product revenue and as service revenue increased 74% over last year, this has helped decrease the loss on product and service sales. During 2006, we decided to begin outsourcing certain activities related to the manufacture of instruments. We are in the process of reducing our internal manufacturing costs, but this transition process resulted in some limited duplicate instrument cost of goods sold. These costs should be reduced once the outsourcing process is completed. This process is estimated to be completed over the next few quarters.

Research and development expenses

Research and development expenses for the six months ended June 30, 2007 decreased by $588,000 to $5.8 million, compared to $6.4 million in the six months ended June 30, 2006. Salary and salary-related costs were $3.7 million in the first half of 2007, compared to $3.1 million in the first half of 2006. The increase is the result of additions to the R&D staff to support the product development efforts related to our agreements with DHI and Kreatech and an increase in stock based compensation expense.

Instrument development costs were $194,000 in the six months ended June 2007 compared to $412,000 for the first half of 2006. We substantially completed a number of instrument development and improvement projects in the second half of 2006. Therefore, instrument development costs are lower in the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Clinical trial expenses decreased in the first half of 2007 by $408,000 to $372,000 from $780,000 in the first half of 2006. In the first half of 2006, we completed a substantial portion of our patient accrual for the clinical trials for monitoring metastatic colorectal cancer and metastatic prostate cancer trials. Patient accrual typically represents the most expensive portion of a clinical trial. Therefore, our clinical trial costs dropped in the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

In the six months ended June 30, 2007, we allocated $322,000 of research and development expense to cost of services sold in support of the generation of the service revenue. As our service revenue grows and more of the research and development focus shifts to working on these contracts, we would expect this allocation to increase. This allocation is shown as part of “All others” in the table below.

A summary of the principal components of our research and development costs for the six months ended June 30, 2007 and June 30, 2006 are shown below:

	Six Months Ended June 30,
Research and development expenses (in thousands)	2007	2006
Salaries, benefits and taxes	$3,682	$3,111
Laboratory supplies and expenses	390	361
Instrument development costs	194	412
Clinical trial expense	372	780
Contracted research costs	374	264
Depreciation expense	554	646
All others	223	803

	$5,789	$6,377

Immunicon Corporation and Subsidiaries

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

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $818,000, or 17%, to $5.6 million in the first six months of 2007 from $4.8 million in the first half of 2006. This increase is primarily related to our legal fees associated with our arbitration with Veridex. Salary-related costs decreased by $281,000 in the first half of 2007, due principally to an adjustment of the compensation expense related to the forfeiture of unvested options and nonvested shares when Mr. Erickson stepped down from the Board of Directors. This decrease is somewhat offset by the costs for additional marketing personnel hired to support the service business. The decrease in depreciation in the current period resulted from an accelerated depreciation incurred in the six months ended June 30, 2006 as a result of the termination of a portion of our office lease in the prior period. A summary of the principal components of our general and administrative expenses for the six months ended June 30, 2007 and June 30, 2006 are shown below:

	Six Months Ended June 30,
Selling, general and administrative expenses (in thousands)	2007	2006
Salaries, benefits and taxes	$2,480	$2,761
Depreciation expense	62	203
Legal and professional fees	2,057	989
Commission	317	190
All others	720	675

	$5,636	$4,818

Interest and other income

Interest and other income increased by $365,000, or 45%, to approximately $1.2 million in the first half of 2007 from $810,000 in the corresponding 2006 period. The increase in interest income was primarily due to higher average invested cash and higher average interest rates on invested funds in the six months ended June 30, 2007 compared to the corresponding period in 2006.

Interest expense

Interest expense increased by $2.8 million, to $3.0 million for the first six months of 2007 from $216,000 for first six months of 2006. The increase is attributable principally to the non-cash interest expense of $2.8 million related to the issuance of the Notes and related warrants, which occurred on December 5, 2006. The Notes have a 6% interest coupon which is payable at maturity of the Notes. In addition, we paid financing fees of $2.7 million. These fees are amortized as part of interest expense over the life of the Notes. In addition, the discount on the Notes is charged to interest expense. This increase is partially offset by the lower interest expense on the senior debt due to a lower average balance outstanding in the six months ended June 30, 2007 compared to the corresponding period in 2006.

Immunicon Corporation and Subsidiaries

Value of conversion rights and warrant value

We have determined to value certain provisions of the Notes and related warrants separately in accordance with various accounting guidance pronouncements, including SFAS133 and EITF 00-19. As such, we have recorded a liability for both the warrants and conversion features. The warrants and conversion features are required to be adjusted to their fair value each quarter as a charge to earnings. The fair value of these warrants is primarily affected by our stock price, but is also affected by our stock price volatility, expected life and the risk-free interest rates. The fair value of the conversion rights is primarily affected by our stock price, but is also affected by our stock price and interest volatility, expected life and our incremental borrowing rate. The $7.2 million increase in income in the six months ended June 30, 2007 results primarily from the decrease in our stock price from January 1, 2007 to June 30, 2007. If our stock price were to increase in the future, and assuming that the volatility of our stock price and the risk-free or incremental borrowing interest rates remain constant, the fair value of the warrants and conversion features would increase and we would recognize a charge to earnings. Conversely, if the price of our stock decreases and these factors remain constant, the fair value of the warrants and the conversion feature will decrease and we will recognize income.

Stock-based compensation expenses

Stock-based compensation expenses were $343,000 and $856,000 for the six months ended June 30, 2007 and June 30, 2006, respectively. Stock-based compensation expense is recorded as a component of cost of goods sold, research and development expense or general and administrative expense. The allocation is dependent on the expense category where the employee who holds the stock option is assigned. A summary of the stock-based compensation is shown below.

	Six Months Ended June 30,
Stock-based compensation expenses included in (in thousands):	2007	2006
Cost of goods sold	$35	$28
Research and development expenses	307	114
General and administrative expenses	1	714

Total stock-based compensation expenses	$343	$856

As mentioned above, as a result of Mr. Erickson no longer providing service as a Board member as of June 12, 2007, we recorded an adjustment in stock-based compensation expense of $648,000 relating to his unvested stock options and nonvested shares in the six months ended June 30, 2007.

Income taxes

We have incurred net operating losses since our inception and have consequently not paid any federal, state or foreign taxes. As of June 30, 2007, we had approximately $137.3 million of net operating loss carryforwards and approximately $4.6 million in research and development tax credit carryforwards available to offset future regular and alternative taxable income. If not utilized, these net operating loss carryforwards and tax credits will begin to expire in 2018. If we do not achieve profitability, we may lose our net operating loss carryforwards. In addition, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in our ownership occur. We are currently not subject to these limitations.

In the second quarter of 2007, we received notification from the State of Pennsylvania that we were approved to assign research and development credit to another company and we have recorded a credit to deferred state income tax benefit in the second quarter of 2007. We received cash of $266,000 for our assignment in July 2007.

Net loss and net loss per common share

The net loss of $5.7 million in the first half of 2007 was $5.0 million, or 47%, lower than the loss of $10.7 million in the first half of 2006. As the result, the net loss per common share of $0.21 in the six months ended June 30, 2007 was $0.18 per share lower than the

Immunicon Corporation and Subsidiaries

loss per common share of $0.39 in the prior year period. Weighted average common shares outstanding during the six months ended June 30, 2007 were approximately 27.7 million compared to 27.6 million for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

We have limited operating history. We have financed our operations since inception primarily through private and public equity and debt financings, capital equipment and leasehold financing, license and milestone revenues from corporate collaborations, government grants and interest earned on cash and investments.

Cash and short-term investments decreased by $9.9 million from $51.5 million at December 31, 2006 to $41.6 million at June 30, 2007 principally due to our net loss.

We used $9.1 million for operating activities in the six month period ended June 30, 2007 and $9.0 million in the prior year period ending June 30, 2006.

We used $6.4 million in our investing activities in the six months ended June 30, 2007. We had net purchases of investments of $5.6 million and we purchased $229,000 in capital equipment. In the six months ended June 30, 2006, we received approximately $9.7 million from investing activities principally from net proceeds of $9.9 million from maturities of investments and $176,000 in proceeds from the disposal of fixed assets. These increases were partially offset by $346,000 for purchases of capital equipment and leasehold improvements

We used $280,000 in our financing activities in the six months ended June 30, 2007 and $1.1 million in the corresponding six month period in 2006. We made principal payments of $1.0 million and $1.6 million against our equipment credit facilities in the six months ended June 30, 2007 and June 30, 2006, respectively.

We have funded our operations to date principally through the sale of our stock and through the issuance of debt. Our expenditures are primarily for research and development and for other operating expenditures, as well as for purchases of capital equipment and for payments on outstanding indebtedness.

Sales of our common and preferred stock from inception through June 30, 2007 are as follows:

Summary of all sales of common and convertible preferred stock	Year(s)	Number of shares	Price Per share	Net proceeds (in thousands)	Equivalent Common shares
Initial sale of common stock (private)	1984	10,000	$150.00	$1,500	10,000
Convertible preferred stock
Series A	1988	36,350	10.00	364	669,343
Series B	1989	30,000	10.00	300	236,952
Series C	1990	30,000	10.00	300	296,016
Series D	1999, 2004	33,971,098	0.32	10,597	2,216,742
Series E	2000	4,588,612	4.74	21,612	3,059,083
Series F	2001, 2003	13,454,500	4.00	51,942	8,969,677
Initial public offering	2004	6,900,000	8.00	49,427	6,900,000
Sale of common stock (secondary offering)	2005	4,137,902	4.75	17,981	4,137,902
Exercise of options and warrants and other sales of common stock				2,316	1,218,551

				$156,339	27,714,266

Immunicon Corporation and Subsidiaries

As of June 30, 2007, we did not have any off-balance sheet financing arrangements.

The following table summarizes our contractual obligations and related interest charges on lines of credit at June 30, 2007 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due in
Contractual obligations	Total	2007	2008 and 2009	2010 and 2011	After 2011
	(in thousands)
Lines of credit (including interest)	4,070	1,013	2,790	267
Operating leases	3,127	431	1,734	942	20
Open purchase order commitments (1)	6,575	6,575	—
Convertible notes (including interest)	35,875	—	35,875

Total contractual obligations	$49,647	$8,019	$40,399	$1,209	$20

(1)	The amounts included in open purchase order commitments are subject to performance under the purchase order by the supplier of the goods or services and do not become our obligation until such performance is rendered. The amount shown is principally for the purchase of materials for our instrument platforms, which we anticipate will be sold by us to customers and for various items such as contingent patient accrual commitments related to our clinical trials. Most patient accrual costs are payable only after successful completion of patient accrual.

In December 2006, we entered into a definitive agreement for the sale and issuance of $30 million in aggregate principal amount of unsecured subordinated convertible promissory notes, or the Notes, which are convertible initially into an aggregate of up to 7,334,964 shares of our common stock. The Notes bear interest at 6% per annum. Interest is not payable currently but is accrued and added to the principal on a quarterly basis. Any portion of the Notes and all accrued but unpaid interest which is not converted is repayable in cash on December 5, 2009. We also issued warrants under this agreement to purchase 1,466,994 shares of our common stock. The notes are convertible into shares at a conversion price of $4.09. The warrants have an exercise price of $4.09 per share. We received net proceeds of approximately $27.3 million from the sale of the Notes and accompanying warrants after deducting the placement agent fees and offering expenses of $2.7 million. These Notes contain certain covenants that require us to, among other things, maintain a certain level of cash, restrict amount of indebtedness and restriction on redemption and cash dividends. We were in compliance with all provisions of our convertible notes as of and for the three and six months ended June 30, 2007.

The Development Agreement with Veridex provides for a total of up to $10.5 million in non-refundable license and milestone payments related to research and development activities, including up to $1.5 million for the initial license and up to $9.0 million related to the completion of certain instrument and clinical trial milestones. We have received $6.9 million as of June 30, 2007. We have also continuously reviewed the status of the remaining development milestones and, where appropriate, have renegotiated the development requirement and payment terms. We do not believe that these renegotiations will have a material adverse effect on our product development or financial position. Subject to the outcome of the arbitration between Veridex and us, we expect to receive the remaining $3.6 million in development milestone payments over the next three to five years.

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

Immunicon Corporation and Subsidiaries

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

On May 31, 2007, we announced that we had filed a Demand for Arbitration against Veridex pursuant to which we are seeking termination of the 20-year exclusive worldwide agreement to market, sell and distribute our cancer diagnostic products, rescission of all licenses currently held by Veridex under that agreement, based on “repudiation and fundamental breaches by Veridex of its contractual, agency and other fiduciary obligations to market, sell and distribute our cancer diagnostic products.” We are also seeking monetary damages including compensatory damages of $160 million and punitive damages of $480 million.

Under the current agreement, Veridex is appointed as exclusive sales agent, licensee and distributor responsible for selling cancer diagnostic products we developed and remitting royalties on the sales of reagent kits to us. In the arbitration, we allege, among other things, that Veridex breached its “obligation to use its best efforts to market” those products and thereafter “reneg(ing) on its express

Immunicon Corporation and Subsidiaries

commitment to engage and deploy sales representatives to personally promote, or ‘detail,’ the Immunicon Products to doctors.” We further allege, “(w)hile seriously damaging to us and to our shareholders, Veridex’s actions are depriving cancer patients - who are in severe need of the best treatment and testing - and their doctors of our FDA-cleared cancer diagnostic tests.”

The agreement provides that the arbitration will take place before a single arbitrator and that an award must be rendered within six months of the selection of the arbitrator. It is anticipated that this arbitration will be completed before the end of the first quarter of 2008.

We also announced that we had discontinued our previously-disclosed contract audit following receipt of Veridex’s response to the audit demand. We further allege in the arbitration that “Veridex refused outright to permit a meaningful audit of its performance as exclusive sales agent and licensee for selling and marketing the Immunicon Products, and erected a series of other roadblocks to a meaningful audit.”

On May 25, 2007, after Veridex was informed that we were discontinuing the audit and that we intended to file claims against it, Veridex sent us a notification asserting that we were in “material breach” of the current agreement. We believe that Veridex’s assertion is without merit. We have recorded approximately $640,000 in legal fees associated with this action in the three months ended June 30, 2007 and $900,000 in legal fees associated with this action in the six months ended June 30, 2007.

In response to our arbitration demand, Veridex has filed an answer and counterclaim wherein it asserts, among other things, that Immunicon has failed to perform its development, manufacturing and quality assurance obligations pursuant to the Development Agreement and has violated Veridex’s exclusive right to sell Immunicon products. Veridex’s counterclaim further seeks damages of $35.6 million. We believe that Veridex's counterclaim, including its claim for damages, is without merit.

In January 2006, we entered into a license agreement with Kreatech Biotechnology B.V., or Kreatech, under which Kreatech granted to us a royalty-bearing, non-exclusive, non-transferable license to offer for sale, sell, distribute, import, and export to resellers and end users reagents processed using Kreatech’s Universal Linkage System technology for use with our imaging technologies and instrument platforms. In consideration for the grant of the rights and licenses under this agreement, we paid to Kreatech an initial license fee of $71,000. In April 2007, we entered into a new agreement with Kreatech (“Cross-License Agreement”) pursuant to which the terms and conditions of this initial agreement were terminated and the research collaboration was expanded. Under the Cross-License Agreement, we have provided an exclusive right to Kreatech to utilize certain of our technologies to improve existing Kreatech products and to manufacture and supply such improved products in exchange for the exclusive right to sell these products in North America. As a result of the new Cross-License Agreement, the old license fee was fully amortized.

In accordance with the provisions of the Cross-License Agreement we have agreed to make a $500,000 payment to Kreatech if we are successful in obtaining FDA clearance of any product developed under the Cross-License Agreement. We have agreed to make an additional $500,000 payment once we have achieved aggregate sales of $10 million in North America for the products developed under the Cross-License Agreement. The initial term of the Cross-License Agreement is ten years with an automatic extension of ten years subject to certain conditions. Therefore we will amortize the value ascribed to the Cross-License Agreement over 20 years.

We simultaneously entered into a Stock Purchase Agreement pursuant to which we agreed to purchase Kreatech Series D Preferred Stock. Upon signing the Stock Purchase Agreement and the Cross-License agreement, we paid Kreatech $500,000 and received 1.7 million shares of Series D Preferred Stock. We have agreed to make two additional payments of $500,000 each based on the achievement by Kreatech of certain development milestones. We expect that these milestones will be achieved before the end of 2007.

We performed various analyses including estimates of future cash flow and other analyses to determine the allocation of the value of the cash paid to Kreatech between the cross-license and the Series D Preferred Stock. Based on these analyses we determined that we would allocate 90% of the fair value to the cross-license and 10% to the Series D Preferred Stock. The portion allocated to the Cross-License will be amortized over the license period which we deem to be 20 years.

As of June 30, 2007, the balance related to the Series D Preferred Stock and the Cross-License were $52,000 and $462,000, respectively. We have recorded the investment and the Cross-License in our consolidated balance sheet under the caption of Other Assets. We recorded amortization expense of $3,000 related to the Cross-License in the statement of operations for the three months ended June 30, 2007.

Immunicon Corporation and Subsidiaries

We had $7.7 million and $11.7 million in available credit under our credit agreements at the balance sheet dates of June 30, 2007 and December 31, 2006, respectively. The available borrowing capacity under our SVB credit facility was $7.7 million and expires on December 31, 2007. The $3.3 million available borrowing capacity under our credit facility with GECC expired on June 30, 2007. While we are in discussions to extend the availability of the GECC credit facility, we can not predict whether these discussions will result in an extension of the GECC credit facility. We were in compliance with all provisions of our various loans as of and for the periods ended June 30, 2007 and December 31, 2006. The SVB credit agreement contains certain covenants that require us to, among other things, maintain a certain level of earnings or loss before interest, taxes, depreciation and amortization, maintain a minimum amount of our available funds on deposit with SVB and deliver periodic financial statements and reports within a prescribed timeframe. The credit agreements with SVB and GECC also restrict our ability to among other things, dispose of property (including intellectual property), change our business, ownership, management or business locations, merge with or acquire certain other entities, create or incur certain liens or encumbrances on any of its property, incur or amend the terms of certain indebtedness, engage in transactions with affiliates, declare or pay certain dividends or redeem, retire or purchase shares of any capital stock without their prior approval.

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

Based on our operating plans, we believe that our available cash and available borrowings under of lines of credit will be sufficient to finance operations and capital expenditures until at least June 30, 2008. Our future capital requirements include, but are not limited to, supporting our research and development efforts and our clinical trials, although we are not obligated to meet any absolute minimum dollar spending requirements under our current operating agreements. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities, our clinical trials and capital requirements related to our commercialization efforts. We had $41.6 million in cash on hand and short term investments and $7.7 million in available lines of credit as of June 30, 2007. We plan to use our cash on hand and our available lines of credit to continue to develop our cancer diagnostic products beyond breast cancer to other types of solid tissue cancers and to explore the uses of our technology in earlier stages of the cancer disease process. Also, we plan to explore development of uses for our technology outside of cancer such as in cardiovascular disease. We plan to use the anticipated funds generated from the sales of our products as well as additional equity or debt-related offerings to finance our future development efforts. We may not be successful in generating sufficient product sales or raising sufficient funds from the sale of equity or debt securities to support the research and development expenses necessary to expand the uses of the technology into other cancers and in non-cancer diseases. In addition, if we are unsuccessful in our product development efforts, additional financing may not be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may elect to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities and this could have a material adverse effect on our financial condition and operating results.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of 2008. We are currently evaluating the effect of SFAS 159 and have not determined the impact on our consolidated results of operations and financial condition.

Immunicon Corporation and Subsidiaries

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of 2008. We are currently evaluating the effect of SFAS 157 and have not determined the impact on our consolidated results of operations and financial condition.

On July 13, 2006, the FASB issued FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No.109, Accounting for Income Taxes, and provides guidance on classification and disclosure requirements for tax contingencies. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and was adopted by us in the first quarter of 2007. See footnote 11, Income Taxes, to our financial statements for further discussion.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On May 31, 2007, we announced that we had filed a Demand for Arbitration against Veridex pursuant to which we are seeking termination of the 20-year exclusive worldwide agreement to market, sell and distribute our cancer diagnostic products, rescission of all licenses currently held by Veridex under that agreement, based on “repudiation and fundamental breaches by Veridex of its contractual, agency and other fiduciary obligations to market, sell and distribute our cancer diagnostic products.” We are also seeking monetary damages including compensatory damages of $160 million and punitive damages of $480 million.

Immunicon Corporation and Subsidiaries

Under the current agreement, Veridex is appointed as exclusive sales agent, licensee and distributor responsible for selling cancer diagnostic products we developed and remitting royalties on the sales of reagent kits to us. In the arbitration, we allege, among other things, that Veridex breached its “obligation to use its best efforts to market” those products and thereafter “reneg(ing) on its express commitment to engage and deploy sales representatives to personally promote, or ‘detail,’ the Immunicon Products to doctors.” We further allege, “(w)hile seriously damaging to us and to our shareholders, Veridex’s actions are depriving cancer patients - who are in severe need of the best treatment and testing - and their doctors of our FDA-cleared cancer diagnostic tests.”

The agreement provides that the arbitration will take place before a single arbitrator and that an award must be rendered within six months of the selection of the arbitrator. It is anticipated that this arbitration will be completed before the end of the first quarter of 2008.

We also announced that we had discontinued our previously-disclosed contract audit following receipt of Veridex’s response to the audit demand. We further allege in the arbitration that “Veridex refused outright to permit a meaningful audit of its performance as exclusive sales agent and licensee for selling and marketing the Immunicon Products, and erected a series of other roadblocks to a meaningful audit.”

On May 25, 2007, after Veridex was informed that we were discontinuing the audit and that we intended to file claims against it, Veridex sent us a notification asserting that we were in “material breach” of the current agreement. We believe that Veridex’s assertion is without merit. We have recorded approximately $640,000 in legal fees associated with this action in the three months ended June 30, 2007 and $900,000 in legal fees associated with this action in the six months ended June 30, 2007.

In response to our arbitration demand, Veridex has filed an answer and counterclaim wherein it asserts, among other things, that Immunicon has failed to perform its development, manufacturing and quality assurance obligations pursuant to our agreement and has violated Veridex’s exclusive right to sell Immunicon products. Veridex’s counterclaim further seeks damages of $35.6 million. We believe that Veridex’s counterclaim, including its claim for damages, is without merit.

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

We have a limited operating history. We have incurred significant net losses since we began operations in 1983. As of June 30, 2007, we had an accumulated deficit $148.2 million. These losses have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative expenses. Because our operating expenses may increase in the near term, we will need to generate significant additional revenue to achieve profitability. As we do not as yet have sufficient operating revenue from the sales of our products to offset our losses, we do not expect to have any sufficient operating income from the sale of our products until at least 2008. We will continue to incur research and development and clinical trial expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development efforts, market acceptance and uncertainties concerning the success of sales efforts by us and Veridex, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

Immunicon Corporation and Subsidiaries

If our relationship with Veridex does not function effectively or is terminated, we may be unable to continue to commercialize effectively certain of our products based on our technologies in the field of cancer.

On May 31, 2007, we announced that we had filed a Demand for Arbitration against Veridex pursuant to which we are seeking termination of the 20-year exclusive worldwide agreement to market, sell and distribute our cancer diagnostic products, rescission of all licenses currently held by Veridex under that agreement, based on “repudiation and fundamental breaches by Veridex of its contractual, agency and other fiduciary obligations to market, sell and distribute our cancer diagnostic products.” We are also seeking monetary damages including compensatory damages of $160 million and punitive damages of $480 million.

We also announced that we had discontinued our previously-disclosed contract audit following receipt of Veridex’s response to the audit demand. We further allege in the arbitration that “Veridex refused outright to permit a meaningful audit of its performance as exclusive sales agent and licensee for selling and marketing the Immunicon Products, and erected a series of other roadblocks to a meaningful audit.”

On May 25, 2007, after Veridex was informed that we were discontinuing the audit and that we intended to file claims against it, Veridex sent us a notification asserting that we were in “material breach” of the current agreement. We believe that Veridex’s assertion is without merit. We have recorded approximately $640,000 in legal fees associated with this action in the three months ended June 30, 2007 and $900,000 in legal fees associated with this action in the six months ended June 30, 2007.

In response to our arbitration demand, Veridex has filed an answer and counterclaim wherein it asserts, among other things, that Immunicon has failed to perform its development, manufacturing and quality assurance obligations pursuant to our agreement and has violated Veridex’s exclusive right to sell Immunicon products. Veridex’s counterclaim further seeks damages of $35.6 million. We believe that Veridex’s counterclaim, including its claim for damages, is without merit.

In August 2000, we entered into the aforementioned development, license and supply agreement with Veridex, under which we granted to Veridex a worldwide exclusive license in the field of cancer to commercialize cell analysis products based on our technologies. We also appointed Veridex as our exclusive sales, invoicing and collection agent for our cell analysis instrumentation in cancer. If Veridex fails to meet its obligations under the agreement or fails to deploy adequate resources to commercialize products such that our relationship with Veridex does not function effectively, as we allege in our arbitration demand, we may suffer substantial losses, and if Veridex does not allow us to terminate the agreement or to commercialize products on our own, we have no reservation of rights under the agreement to step in and commercialize products. While Veridex has the exclusive right under this agreement to market, distribute and conduct field, technical, customer service and certain manufacturing finishing operations for these products, Veridex has very limited obligations to perform these functions under this agreement. For example, the agreement does not require Veridex to meet any minimum levels with respect to sales, marketing personnel or other marketing expenditures, and Veridex may terminate this agreement with or without reason at any time by providing us with 24 months’ prior written notice. Veridex may also terminate this agreement if we are in material breach or are acquired by a competitor in the IVD field. If Veridex were to fail to meet its obligations under this agreement or fail to deploy adequate resources to commercialize products under this agreement or terminate this agreement, as we allege in our arbitration demand:

•	we could incur significant delays and expense in the commercialization of these products;

•	we may be unable to enter into a similar agreement with another company with similar resources to commercialize these products and perform these functions on acceptable terms, if at all; and

•	we may be unable to commercialize these products or perform these functions successfully ourselves.

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

Immunicon Corporation and Subsidiaries

Item 4.	Submissions of Matters to a Vote of Security Holders

The Company held its Annual Meeting of shareholders on June 12, 2007. At the annual meeting:

1. Seven nominees for director were elected for a one-year term by a vote of shares as follows:

Jonathan Cool received 22,224,653 votes for his election (99.1 % of shares voted; 80.2% of shares outstanding) and 202,270 votes were withheld (0.9% of shares voted; 0.7% of outstanding shares).

J. William Freytag received 22,220,333 votes for his election (99.1% of shares voted; 80.2% of shares outstanding) and 206,590 votes were withheld (0.9% of shares voted; 0.7% of outstanding shares).

Brian J. Geiger received 22,229,685 votes for his election ( 99.1% of shares voted; 80.2% of shares outstanding) and 197,238 votes were withheld (0.9% of shares voted; 0.7% of outstanding shares).

Byron D. Hewett received 22,233,149 votes for his election ( 99.1% of shares voted; 80.2% of shares outstanding) and 193,774 votes were withheld (0.9% of shares voted; 0.7 % of outstanding shares).

Zola Horowitz received 19,293,209 votes for his election (86.0% of shares voted; 70.0% of shares outstanding) and 3,133,714 votes were withheld (14.0% of shares voted; 11.3% of outstanding shares).

Allen Lauer received 22,149,753 votes for his election ( 98.8% of shares voted; 80.0% of shares outstanding) and 227,170 votes were withheld (1.2% of shares voted; 1.0% of outstanding shares).

Elizabeth Tallett received 20,094,371 votes for her election ( 89.6% of shares voted; 72.5% of shares outstanding) and 2,332,552 votes were withheld (10.4% of shares voted; 8.4% of outstanding shares).

2. The appointment of Deloitte & Touch LLP as our independent registered public accountants for the year ending December 31, 2007 was ratified by a vote of 98.2% of shares voted (or 79.4% of outstanding shares).

For	Against	Abstain
22,017,750	384,702	24,470

3. The proposal to approve an amendment to our Amended and Restated Equity Compensation Plan, as amended (the “Plan”) to increase by 250,000 shares the number of shares of common stock authorized for issuance or transfer under the Plan and to approve the entire Plan, as amended, was ratified by a vote of 92.7% of shares voted (or 34.5% of our outstanding shares).

For	Against	Abstain
9,561,845	714,461	35,271

4. The proposal to approve an amendment to our Immunicon Corporation 2004 Employee Stock Purchase Plan (the “ESPP”) to increase by 200,000 shares the number of shares of common stock authorized for issuance or transfer under the ESPP and to approve the entire ESPP, as amended, was ratified by a vote of 96.2% of shares voted (or 35.8% of our outstanding shares).

For	Against	Abstain
9,917,357	361,039	33,180

Immunicon Corporation and Subsidiaries

Item 6.	Exhibits.

10.1	Amendment 2007-1 to the Immunicon Corporation Amended and Restated Equity Compensation Plan (filed on Exhibit 99.1 to the Registrant’s Current Report On Form 8-K filed on June 13, 2007 and incorporated by reference herein).

10.2	Amended 2007-1 to the Immunicon Corporation 2004 Employee Stock Purchase Plan filed on Exhibit 99.1 to the Registrant’s Current Report On Form 8-K filed on June 13, 2007 and incorporated by reference herein).

10.3*#	Investment Agreement by and between Immunicon Corporation and Kreatech Holding B.V dated March 26, 2007.

10.4*#	Exclusive Cross-License Agreement by and between Immunicon Corporation and Kreatech Holdings B.V, effective date April 3, 2007.

31.1#	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2#	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

#	Filed herewith

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

IMMUNICON CORPORATION

Date: August 8, 2007	By:	/s/ BYRON D. HEWETT
Byron D. Hewett
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2007	By:	/s/ JAMES G. MURPHY
James G. Murphy
Senior Vice President, Finance and Administration,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Immunicon Corporation and Subsidiaries

EXHIBIT INDEX

Number	Description

10.1	Amendment 2007-1 to the Immunicon Corporation Amended and Restated Equity Compensation Plan (filed on Exhibit 99.1 to the Registrant’s Current Report On Form 8-K filed on June 13, 2007 and incorporated by reference herein).

10.2	Amended 2007-1 to the Immunicon Corporation 2004 Employee Stock Purchase Plan filed on Exhibit 99.1 to the Registrant’s Current Report On Form 8-K filed on June 13, 2007 and incorporated by reference herein).

10.3*#	Investment Agreement by and between Immunicon Corporation and Kreatech Holding B.V dated March 26, 2007.

10.4*#	Exclusive Cross-License Agreement by and between Immunicon Corporation and Kreatech Holdings B.V, effective date April 3, 2007.

31.1#	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2#	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

#	Filed herewith

* Certain information in these exhibits has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4),

200.83 and 230.406.