Form 10-Q
period 2007-09-30
IMMUNICON CORP
filed 2007-11-08
CIK 1083132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2007

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

As of November 2, 2007, there were 27,774,961 shares of Common Stock, $0.001 par value, outstanding.

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

Immunicon Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Balance Sheets (Unaudited).

(in thousands, except for share and per share amounts)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$23,300	$36,132
Short term investments	15,323	15,401
Receivable from related party	1,120	409
Accounts receivable, net of allowance of $196,000 and $0 at September 30, 2007 and December 31, 2006, respectively	1,641	1,402
Inventory	2,978	3,966
Prepaid assets	398	613
Other current assets	572	861

Total current assets	45,332	58,784

Property and equipment, net	2,795	4,011
Deferred financing fees	2,043	2,616
Other assets	835	362

Total assets	$51,005	$65,773

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,717	$1,781
Accounts payable	4,859	1,743
Payable to related party	1,355	792
Accrued expenses	4,764	4,304
Current portion of deferred revenue:
Related party	1,228	1,821
Other	329	438
Detachable warrants	228	2,181
Conversion rights related to convertible debt	699	9,286

Total current liabilities	15,179	22,346
Convertible subordinated notes, net of discount	24,033	20,313
Long-term debt	1,750	2,256
Deferred revenue:
Related party	446	234
Other	944	423

Shareholders’ equity:
Common stock, $0.001 par value –100,000,000 authorized, 27,714,266 and 27,667,769 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	28	28
Additional paid in capital	163,499	162,596
Accumulated other comprehensive income	31	22
Accumulated deficit	(154,905)	(142,445)

Total shareholders’ equity	8,653	20,201

Total liabilities and shareholders’ equity	$51,005	$65,773

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited).

Three and nine months ended September 30, 2007 and September 30, 2006

(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Product revenue:
Related party	$2,727	$659	$5,554	$1,373
Third party	1,355	855	3,658	2,843
Service revenue	588	283	1,767	960

Total product and service revenue	4,670	1,797	10,979	5,176

Milestone, license and other revenue	142	138	409	539

Total revenue	4,812	1,935	11,388	5,715

Cost of goods sold	4,106	1,860	10,061	5,615
Cost of services sold	312	88	885	282

Gross profit (loss)	394	(13)	442	(182)

Expenses:
Research and development	2,645	3,129	8,434	9,507
Selling, general and administrative	6,771	2,683	12,407	7,501

Total operating expenses	9,416	5,812	20,841	17,008

Operating loss	(9,022)	(5,825)	(20,399)	(17,190)

Interest and other income, net	514	367	1,689	1,177
Change in fair value of detachable warrants and conversion rights	3,316	—	10,539	—
Interest expense	(1,535)	(98)	(4,555)	(314)

Interest and other income, net	2,295	269	7,673	863

Loss before income taxes	(6,727)	(5,556)	(12,726)	(16,327)

Income tax benefit	—	—	(266)	—

Net loss attributable to common stockholders	$(6,727)	$(5,556)	$(12,460)	$(16,327)

Net loss per common share – basic and diluted	$(0.24)	$(0.20)	$(0.45)	$(0.59)

Weighted average common shares outstanding – basic and diluted	27,714,266	27,645,607	27,699,561	27,616,724

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

Nine months ended September 30, 2007 and September 30, 2006 (in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net loss	$(12,460)	$(16,327)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	998	1,513
Non-cash interest expense	4,307	—
Loss on disposal of property and equipment	—	19
Provisions for accounts receivable allowances	196	—
Compensation expense related to the issuance of stock, stock options and warrants	800	1,358
Change in fair value of liabilities potentially settled in common stock	(10,539)	—
Change in:
Accounts receivable	(435)	360
Accounts receivable from related party	(711)	28
Inventory	988	(1,307)
Prepaid expenses and other	215	(21)
Other assets	326	33
Accounts payable	3,117	111
Accounts payable to related parties	473	766
Accrued expenses	549	420
Deferred revenue from related parties	(382)	142
Deferred revenue	412	101

Net cash used in operating activities	(12,146)	(12,804)

Investing activities:
Purchase of investments	(33,326)	(20,882)
Payments for purchases of property and equipment	(229)	(710)
Payments for license agreements	(464)	—
Payments for Kreatech Preferred Stock	(52)	—
Proceeds from maturities of investments	33,851	30,639
Proceeds from disposal of property and equipment	—	176

Net cash (used in)/provided by investing activities	(220)	9,223

Financing activities:
Proceeds from term debt	920	707
Proceeds from exercise of stock options and stock purchase plan	104	166
Payments on term debt	(1,490)	(2,259)
Loan issue fees	(8)	—

Net cash used in financing activities	(474)	(1,386)

Effect of exchange rate changes on cash	8	7
Net decrease in cash and cash equivalents	(12,840)	(4,967)
Cash and cash equivalents, beginning of period	36,132	21,900

Cash and cash equivalents, end of period	$23,300	$16,940

Supplemental cash flow information:
Cash paid for interest	$254	$323

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries

(1) Background and basis of presentation

The accompanying unaudited condensed consolidated financial statements of Immunicon Corporation and subsidiaries (collectively, the “Company” or “we”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Form 10-Q General Instructions and Article 10 of Regulation S-X of the Securities and Exchange Commission, or the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position at September 30, 2007 and results of operations and cash flows for the three and nine month periods ended September 30, 2007 and September 30, 2006.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results to be expected for the full year.

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

In December 2006, we entered into a definitive agreement for the sale and issuance of $30 million in aggregate principal amount of unsecured subordinated convertible promissory notes, or the Notes, which are convertible initially into an aggregate of up to 7,334,964 shares of our common stock. The Notes bear interest at 6% per annum. Interest is not payable currently but is accrued and added to the principal on a quarterly basis. Any portion of the Notes and all accrued but unpaid interest which is not converted is repayable in cash on December 5, 2009, or the maturity date. We also issued warrants under this agreement to purchase 1,466,994 shares of our common stock. The Notes are convertible into shares at a conversion price of $4.09. The warrants have an exercise price of $4.09 per share. We received net proceeds of approximately $27.3 million from the sale of the Notes and accompanying warrants after deducting the placement agent fees and offering expenses of $2.7 million. The Notes contain covenants which, among other things, restrict us in the ability to incur additional indebtedness other than in connection with existing senior indebtedness or other permitted indebtedness, or to make distributions on or repurchase shares of our common stock. In addition, we are required to maintain available cash as of the end of each fiscal quarter in an amount at least equal to our cash burn for such fiscal quarter multiplied by four. Our available cash means an amount equal to the aggregate amount of our cash, cash equivalent and eligible investment balances, minus our increase in debt balance. In the event of default, the holders of the Notes may require us to redeem all or any portion of the Notes.

We are highly dependent on our collaboration with Veridex, LLC, or Veridex, a Johnson & Johnson company, for all commercialization functions related to our cancer diagnostic products including dependence on Veridex for all sales and marketing of these products. On May 31, 2007 we announced that we had filed a Demand for Arbitration against Veridex pursuant to which we are seeking termination of the 20-year exclusive worldwide agreement to market, sell and distribute our cancer diagnostic products, rescission of all licenses currently held by Veridex under that agreement, and compensatory and punitive damages based on “repudiation and fundamental breaches by Veridex of its contractual, agency and other fiduciary obligations to market, sell and distribute our cancer diagnostic products.” (See Footnote 9, Commitments and contingencies.)

We have generated limited revenues from product sales and have incurred substantial losses since our inception. We anticipate incurring additional losses over at least the next several years and such losses may fluctuate based on the amounts of revenue generated from sales of our products and services.

We will need substantial financing to fund our operations and to continue developing our product candidates for sale. There can be no assurance that such financing will be available when we need it. Our operations are subject to certain additional risks and uncertainties including, among others, dependence on Veridex to market our cancer diagnostic product candidates, the ongoing arbitration proceeding with Veridex given such dependence, the uncertainty of product development (including clinical trial results and completion of development of new instrument and reagent products), regulatory clearance and approval, supplier and manufacturing dependence, competition, reimbursement availability, our dependence on exclusive licenses and other relationships, uncertainties regarding patents and proprietary rights, dependence on key personnel, convertible debt covenants and other risks related to

Immunicon Corporation and Subsidiaries

governmental regulations. We believe, however, that cash, cash equivalents and short term investments available at September 30, 2007 will be sufficient to maintain operations through at least September 30, 2008.

Recent Accounting Pronouncements

In June 2007, the Financial Accounting Standards Board, or FASB, ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. Pursuant to EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received. EITF 07-3 is effective for the fiscal years beginning after December 15, 2007 and is to be applied prospectively for contracts entered into on or after the effective date. We are in the process of determining the impact that EITF 07-3 will have on its financial condition or results of operations.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of 2008. We are currently evaluating the effect of SFAS 159 and have not determined the impact on our consolidated results of operations and financial condition.

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

(2) Accounting for stock-based compensation

Our Amended and Restated Equity Compensation Plan, or the Plan, provides for the granting of stock options, awards of restricted common stock, now referred to as nonvested shares. We have reserved an aggregate of 5,016,667 shares of our common stock for issuance under the Plan and have 480,148 available for grant as of September 30, 2007. The Plan requires that exercise prices of stock options may not be less than the market value of the common stock on the date of the grant. The date of grant is determined when both parties have reached a mutual understanding of the key terms of the grant. In general, stock options granted to employees under the Plan have ten-year terms and vest over four years from the date of grant. Stock-based compensation expense related to our share-based awards was $457,000 and $502,000 for the three months ended September 30, 2007 and September 30, 2006, respectively, and $800,000 and $1.4 million for the nine months ended September 30, 2007 and September 30, 2006, respectively.

Our 2004 Employee Stock Purchase Plan, or ESPP, was initiated upon the completion of our IPO. The plan permits eligible employees to purchase shares of our common stock through after-tax payroll deductions. We have reserved an aggregate of 400,000 shares of our common stock for issuance under our ESPP and issued 141,716 shares under this plan as of September 30, 2007. The next purchase date will be in October 2007. As a result of our adopting FAS123R, we have expensed these grants and recorded them as stock based compensation.

Immunicon Corporation and Subsidiaries

In January, Edward L. Erickson, our former Chairman of the Board, announced that he was not seeking re-election to our board of directors. Therefore effective June 12, 2007, Mr. Erickson was no longer a member of our Board. Consistent with the terms of the Plan, all of Mr. Erickson’s unvested options and nonvested shares were cancelled on that date. Mr. Erickson had been granted performance based stock options before our IPO in April 2004 and before the provisions of SFAS 123R became effective. We therefore had accounted for these stock awards under the provisions of Accounting Principle Board Opinion No. 25, Accounting for Stock Options Issued to Employees. We have been recording compensation expense in the category “Stock Options granted prior to our IPO at below fair market value” shown below. As a result of these options and nonvested shares being forfeited, we had to adjust the expense of $648,000 relating to the unvested portion of these options and nonvested shares in the second quarter.

The stock-based compensation (income) and expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Stock options under SFAS 123R	$223	$248	$694	$549
Nonvested shares	149	110	453	329
Stock Options granted prior to our IPO at below fair market value	85	144	(347)	480

Stock based compensation	$457	$502	$800	$1,358

Stock-based compensation recorded in the three and nine months ended September 30, 2007 is based on awards that are expected to vest and therefore have been reduced for estimated forfeitures. SFAS 123R require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimates. Forfeitures were based on historical experience.

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

The significant assumptions relating to the weighted average valuation of our stock options for the nine months ended September 30, 2007 and 2006 were as follows:

	September 30, 2007	September 30, 2006
Dividend yield	—%	—%
Volatility	58.95% - 61.26%	57.12% - 60.74%
Weighted average volatility	60.92%	59.37%
Risk-free interest rate	4.28% - 5.09%	4.32% to 5.22%
Expected option life (years)	6.25	6.25

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

Immunicon Corporation and Subsidiaries

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

The following table sets forth the computation of net loss (numerator) and shares (denominator) for loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for shares)	2007	2006	2007	2006
Numerator:
Net loss	$(6,727)	$(5,556)	$(12,460)	$(16,327)

Denominator:
Weighted average shares outstanding used for basic income per share	27,714,266	27,645,607	27,699,561	27,616,724
Common stock equivalents	—	—	—	—

Weighted average shares outstanding used for diluted income per share	27,714,266	27,645,607	27,699,561	27,616,724

Potentially dilutive securities as of September 30, 2007 and September 30, 2006, which are not included in our basic earnings per share, are summarized as follows:

	As of September 30,
	2007	2006
Common stock options and nonvested shares	4,042,049	3,703,810
Warrants	1,509,163	42,169
Shares issuable upon conversion of convertible debt	7,704,055	—

(4) Inventory

Inventory consisted of the following:

(in thousands)	September 30, 2007	December 31, 2006
Raw materials	$976	$1,652
Finished goods	1,974	2,301
Work-in-process	28	13

Inventory	$2,978	$3,966

Immunicon Corporation and Subsidiaries

(5) Property and equipment

Property and equipment consisted of the following:

(in thousands)	September 30, 2007	December 31, 2006
Laboratory equipment	$2,883	$2,862
Office furniture and equipment	875	875
Leasehold improvements	5,197	5,165
Manufacturing equipment	1,113	974
Computer equipment	888	1,074

Property and equipment, gross	10,956	10,950
Less Accumulated depreciation	(8,161)	(6,939)

Property and equipment, net	$2,795	$4,011

Depreciation expense was $399,000 and $471,000 for three months ended September 30, 2007 and September 30, 2006, respectively. Depreciation expense was $1.3 million and $1.7 million for the nine months ended September 30, 2007 and September 30, 2006, respectively.

(6) Accrued expenses

Accrued expenses consisted of the following:

(in thousands)	September 30, 2007	December 31, 2006
Salary–related expense	$1,395	$1,748
Clinical research and trial costs	587	782
Contracted research costs	80	216
Accounting and legal fees	1,774	270
Debt financing	—	196
Other	928	1,092

Accrued expenses	$4,764	$4,304

(7) Debt

Convertible subordinated notes payable

Classification:	September 30, 2007	December 31, 2006
Current liabilities
Detachable warrants	$228	$2,181
Conversion rights relating to convertible debt	699	9,286

Long term liability
Convertible subordinated notes payable due in December 2009 at interest rate of 6.00%, net of discount	24,033	20,313

In December 2006, we entered into a definitive agreement for the sale and issuance of $30 million in aggregate principal amount of unsecured subordinated convertible promissory notes, or the Notes, which are convertible initially into an aggregate of up to 7,334,964

Immunicon Corporation and Subsidiaries

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

The Notes contain covenants which, among other things, restrict us in the ability to incur additional indebtedness other than in connection with existing senior indebtedness or other permitted indebtedness, or to make distributions on or repurchase shares of our common stock. In addition, we are required to maintain available cash as of the end of each fiscal quarter in an amount at least equal to our cash burn for such fiscal quarter multiplied by four. Our available cash means an amount equal to the aggregate amount of our cash, cash equivalent and eligible investment balances, minus our increase in debt balance. In the event of default, the holders of the Notes may require us to redeem all or any portion of the Notes. We were in compliance with all provisions of the Notes, including the available cash test, as of September 30, 2007.

We have allocated the proceeds received from the Notes between the underlying debt instruments, conversion rights, and the detachable warrants. At inception, the fair value of the detachable warrants of $1.9 million and the conversion rights of $8.1 million were bifurcated from the host debt contract and recorded as a derivative liability. This resulted in a reduction of the initial notional carrying amount of the Notes as unamortized discount which will be amortized over the term of the Notes under the effective interest method. For the three and nine month periods ended September 30, 2007, we have recorded non-cash interest expense relating to the discount of $789,000 and $2.3 million, respectively.

The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. The change in fair value is recorded in the statement of operations as “Change in fair value of the detachable warrants and conversion right”. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Management used a derivative model analyzing the conversion features, additional shares to be paid resulting from the interest accrual and the redemption options. The model also considered factors such as the stock price, interest rate, the stock and interest rate volatility and the expected life. For the three and nine month periods ended September 30, 2007, we have recorded credits in the statement of operations of $2.7 million and $8.6 million, respectively, relating to these changes in fair value for the conversion right.

Management used the above model to value the related warrants that were issued in conjunction with the Notes. The primary factors driving the economic value of the warrants were factors, such as stock price, stock volatility, interest rate and expected life of the warrants. The warrants are also marked to market and the change in fair value is recorded in the statement of operations as “Change in fair value of the detachable warrants and conversion right.” For the three and nine month periods ended September 30, 2007, we have recorded credits in the statement of operations of $594,000 and $1.9 million, respectively relating to these changes in fair value for the detachable warrants.

Other debt outstanding

As of September 30, 2007, we had an aggregate of $3.5 million of debt outstanding with two lending institutions, $2.6 million to Silicon Valley Bank, or SVB, and $827,000 to General Electric Capital Corporation, or GECC, as described below. The carrying value of this debt is as follows:

Immunicon Corporation and Subsidiaries

(in thousands)	September 30, 2007	December 31, 2006
Line of credit due to SVB - principal due from October 2007 to December 2010 at interest rates of 8.25%	$2,640	$2,462
Line of credit due to GECC - principal due from October 2007 to October 2010 at interest rates ranging from 8.78% to 11.05%	827	1,575

	3,467	4,037
Less: current portion of long-term debt	(1,717)	(1,781)

Long–term debt	$1,750	$2,256

As of December 31, 2006, interest rates in effect for outstanding obligations under the credit facilities ranged from 8.75% to 11.05%.

Both of the credit facilities are subject to certain covenants, including maintaining a minimum level of earnings before interest, taxes, depreciation and amortization, as defined in the respective loan agreements, maintaining a minimum percentage of our cash available for investing with the lending institution, and providing audited financial statements within 120 days after the close of the fiscal year. We were in compliance with all covenants as of September 30, 2007. As of September 30, 2007, we had $7.4 million in available credit under our SVB credit facility. The availability under our SVB credit facility will expire on December 31, 2007. The $3.3 million availability under our GECC credit facility expired on June 30, 2007. We do not intend to extend the availability of the GECC credit facility.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Customers	2007	2006	2007	2006
Veridex	58.9%	40.5%	51.2%	33.1%
Pfizer	—	12.4%	—	14.7%

Our revenue by geographical region is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
United States	$2,789	$1,859	$7,502	$4,397
France	976	1	1,139	3
Other European countries	703	63	1,903	1,000
Other foreign countries	344	12	844	315

Total revenue	$4,812	$1,935	$11,388	$5,715

Immunicon Corporation and Subsidiaries

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

In August 2000, we entered into a Development, License and Supply Agreement, or the Development Agreement, with Ortho Clinical Diagnostics, Inc., or Ortho, a subsidiary of Johnson and Johnson, Inc., whereby we licensed certain rights to our technology and assumed certain development obligations for our cancer diagnostic product candidates. In exchange, Ortho agreed to market and distribute our cancer diagnostic product candidates. On November 10, 2003, we executed an amendment to the Development Agreement whereby all rights and responsibilities of Ortho were transferred to Veridex. In addition, we and Veridex re-negotiated certain clinical development and regulatory milestones. The Development Agreement has a term of 20 years and may be terminated earlier by either party under certain conditions. As stated throughout this report, the Development Agreement is currently subject to arbitration between Veridex and us. (See Veridex Arbitration below.)

In December 2006, we entered into a license, development, supply and distribution agreement with Diagnostic HYBRIDS, Inc., or DHI, to develop and commercialize products in the field of clinical virology diagnostics, starting with a panel of multiplex respiratory viruses and sexually transmitted infection assays. The new product portfolios will be developed for our EasyCount System, a small, automated analyzer based on fluorescence microscopy. Under the terms of the license agreement, we have granted DHI the exclusive license to sell the new products developed under the license agreement within the United States and Canada and their respective territories and possessions. In addition, we and DHI will use our respective best efforts to negotiate commercially reasonable terms and conditions, to be set forth in a separate written agreement, with respect to marketing and sale of such products in other countries. The agreement terms are in effect for a period ending on the fifth anniversary of the commencement of the commercial period and either party may elect to extend the original term for an additional five years. The agreement automatically terminates in the event that pre-marketing FDA clearance for a new product is not received on or before July 1, 2009.

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

We will manufacture and supply DHI with their requirements for bulk reagents, instrument systems and related components and materials. DHI will manufacture and supply the detection reagents and finished products. We will receive 41% of the revenue from the sale of these reagents. DHI will act as our distributor for the instrument systems. We are responsible for one year of warranty service for the instrument systems. We receive all revenue from servicing or repair of instrument systems. DHI is entitled to 10% of service revenue as their commission. DHI will be responsible for all expenses for sales and training with respect to products and systems. As of September 30, 2007, we are still in the developing phase of this agreement. In accordance with EITF 00-21, Revenue Recognition with Multiple Deliverables, or EITF 00-21, we have evaluated the contract and determined that it has one unit of accounting. The payments received will be amortized over the life of the contract which we expect will be a total of 11  1/2 years which includes a 5 year extension of the initial term. We recorded $24,000 and $59,000 in contract revenue for the three and nine month periods ended September 30, 2007, respectively.

In January 2006, we entered into a license agreement with Kreatech Biotechnology B.V., or Kreatech, under which Kreatech granted to us a royalty-bearing, non-exclusive, non-transferable license to offer for sale, sell, distribute, import, and export to resellers and end users reagents processed using Kreatech’s Universal Linkage System technology for use with our imaging technologies and instrument platforms. In consideration for the grant of the rights and licenses under this agreement, we paid to Kreatech an initial license fee of

Immunicon Corporation and Subsidiaries

$71,000. In April 2007, we and Kreatech expanded our current research collaboration. See footnote 12, Related Parties for further information. As a result of our new Cross-License Agreement with Kreatech, the old license fee was fully amortized.

On June 13, 2005, we announced that we, along with the Fox Chase Cancer Center, or Fox Chase, were awarded a Small Business Technology Transfer grant totaling approximately $1.1 million from the National Institutes of Health, or NIH, which extends over two years. The grant payments are made directly to us. We then remit Fox Chase’s portion to them. Under the terms of the grant, we are entitled to $475,000 of the grant and that Fox Chase will receive the remainder of $615,000. The NIH grant is intended to fund the development of a new strategy to actively monitor the effectiveness of cancer drugs in clinical trials. As of September 30, 2007, we have received the entire grant proceeds and paid Fox Chase’s portion of the grant. We recorded our portion of the grant receipts as a reduction of research and development expense.

We entered a licensing agreement with a university on June 1, 1999 in an effort to develop licensed subject matter and identify future technologies. The technology developed relates to the isolation, enrichment and characterization of circulating epithelial cells, while determining their relationship to cancer disease states. We were granted a royalty bearing exclusive license to use, manufacture and distribute licensed products developed as part of the licensing agreement with the university. The term of the licensing agreement is for 15 years.

In consideration of the rights granted by the university, we will pay the university a nonrefundable annual license maintenance royalty of $25,000, along with a royalty equal to one percent of net sales of licensed products. We recorded $4,000 and $2,000 for the royalty payments in costs of goods sold for the three months ended September 30, 2007 and September 30, 2006, respectively, and recorded $10,000 and $5,000 for the nine month periods ended September 30, 2007 and September 30, 2006, respectively. In the event we pay a royalty to a third-party for use of patented technology which materially enables the functionality of the university’s developed technology, then we shall be entitled to receive a credit against royalties due the university in the amount of the third-party royalty payments.

In 1997, we entered into a license agreement with a university, the Netherlands Agreement, covering optical analysis of particles similar to cells and cell particles. In consideration of the rights granted by the university, we will pay the university a royalty equal to three percent of net sales of products covered by the licensed technology for which a valid patent exists or one and three-quarters percent (1.75%) of net sales of products covered by the licensed technology for which no valid patent exists. As of September 30, 2007, we have sold a limited quantity of the products as a result of the Netherlands Agreement. In June 2004, we entered into an addendum to the Netherlands Agreement with the university, and STW, a research funding agency of the Dutch government. Under the modified Netherlands Agreement, STW will provide the university with up to approximately $1 million toward developing an affordable and portable instrument to monitor patients with HIV. This instrument represents an additional application of our existing technology, specifically the CellTracks EasyCount system, which was developed through our collaboration with the university. Under the Netherlands Agreement addendum, we will contribute “in kind” research effort toward the project such as personnel, equipment and supplies, among other things, and we have rights to commercialize products that result from the Netherlands Agreement.

Veridex Arbitration

On May 31, 2007, we announced that we had filed a Demand for Arbitration against Veridex pursuant to which we are seeking termination of the 20-year exclusive worldwide agreement to market, sell and distribute our cancer diagnostic products and rescission of all licenses currently held by Veridex under that agreement, based on “repudiation and fundamental breaches by Veridex of its contractual, agency and other fiduciary obligations to market, sell and distribute our cancer diagnostic products.” We are also seeking monetary damages including compensatory damages of $220.2 to $254.2 million and punitive damages of $480 million.

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

Immunicon Corporation and Subsidiaries

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

On May 25, 2007, after Veridex was informed that we were discontinuing the audit and that we intended to file claims against it, Veridex sent us a notification asserting that we were in “material breach” of the current agreement. We believe that Veridex’s assertion is without merit. We have recorded approximately $4.5 million in legal fees associated with this action in the three months ended September 30, 2007 and $5.4 million in legal fees associated with this action in the nine months ended September 30, 2007.

In response to our arbitration demand, Veridex has filed an answer and counterclaim wherein it asserts, among other things, that Immunicon has failed to perform its development, manufacturing and quality assurance obligations pursuant to the Development Agreement and has violated Veridex’s exclusive right to sell Immunicon products. Veridex’s counterclaim originally claimed damages of $35.6 million. In a revised claim dated October 19, 2007, Veridex revised its claim and now seeks damages of $168 million for alleged breach of its obligation to refrain from selling products in the “Field of Cancer” except through Veridex. We believe that Veridex’s counterclaim, including its claim for damages, is without merit and therefore have not provided any reserve for any potential damages.

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

Changes in accrued product warranty expense are as follows:

(in thousands)	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
Beginning of the period	$64	$78
Additions	35	62
Claims	(30)	(76)

Ending of the period	$69	$64

Relocation Agreement

In August 2006, the Compensation Committee of our Board of Directors, or the Committee, approved a change to the compensation of our Chief Executive Officer, Byron D. Hewett. In order to facilitate Mr. Hewett’s relocation from his home in New York to the Philadelphia area, we reimbursed Mr. Hewett $67,000 for the costs on the purchase of his new home and the moving expenses in December 2006.

In addition, we have reimbursed Mr. Hewett for costs associated with the search for and closing on the purchase of his new home along with the associated costs for shipment of his household goods. The reimbursement payments to Mr. Hewett included the amount of Mr. Hewett’s anticipated United States Federal income tax liability with respect to such reimbursements and with respect to the payments to the relocation company.

Immunicon Corporation and Subsidiaries

The relocation company sold the New York residence in August 2007 and total closing costs including any loss on the sale and management fee from the relocation company was settled in September 2007. We recorded total relocation expense of $74,000 and $417,000 in 2007 and 2006, respectively.

Facility and operating leases

We currently lease approximately 46,945 square feet of office and laboratory space in Huntingdon Valley, Pennsylvania which is adequate to support commercialization. The lease expires on January 31, 2012 although we can elect to terminate the lease at any time, subject to an early termination payment.

We also lease approximately 2,500 square feet of office and laboratory research space in Enschede, The Netherlands, used to support our research and development activities. This lease expires on August 1, 2009.

Rent expense for all locations for the three and nine month periods ended September 30, 2007 and September 30, 2006 was $232,000 and $695,000, and $227,000 and $733,000, respectively.

Future minimum lease payments under the operating leases as of September 30, 2007 are as follows:

(in thousands)	Operating
2007	$214
2008	864
2009	871
2010	709
2011 and thereafter	253

Total minimum lease payments	$2,911

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

(10) Equity compensation plan

Amended and Restated Equity Compensation Plan

In June 2007, our stockholders approved an amendment to the Company’s Amended and Restated Equity Compensation Plan, or the Plan, to increase by 250,000 shares the number of shares of common stock authorized for issuance or transfer under the Plan and approved the entire Plan, as amended. As such, on September 30, 2007, the total number of shares of common stock authorized for issuance or transfer under the Plan was 5,016,667. Our stockholders also approved an amendment to the Immunicon Corporation 2004 Employee Stock Purchase Plan, or the ESPP, to increase by 200,000 shares the number of shares of common stock authorized for issuance or transfer under the ESPP and approved the entire ESPP, as amended. As of September 30, 2007, the total number of shares of common stock authorized for issuance under the ESPP was 400,000.

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

Immunicon Corporation and Subsidiaries

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

Grants

In September 2007, our Board of Directors (the “Board”) authorized and issued stock option grants to our officers and employees under the Plan. The Board determined that option grants to all employees were appropriate as a means of promoting long term employment within our organization. In total, the Board awarded grants of 712,000 stock options which vest over the next four years on the anniversary of the grant date. We used the closing price of our common stock on the grant date to price these options. The fair value of these options at the date of grant was $355,000 and we expensed $3,000 as of September 30, 2007.

In January 2007, our Board made nonvested stock grants to the non-employee directors of the Board and to certain officers of the Company. The non-employee directors of the Board were granted a total of 34,860 shares which will vest one-half on each of the next two anniversary dates from the grant date. Certain officers were granted a total of 155,000 shares which will vest one-third per year for each of the next three years on the anniversary of the grant date. The nonvested stock grant had a fair market value of $107,000 and $477,000 for the directors and officers, respectively. All such grants were made pursuant to the Plan. The fair value of nonvested shares is determined based on the closing price of our common stock, as reported by Nasdaq, on the grant date and compensation expense is recognized over the service period, or vesting period. Compensation expense relating to issuance of nonvested shares was $149,000 and $110,000 for the three months ended September 30, 2007 and September 30, 2006, respectively and $453,000 and $329,000 for the nine months ended September 30, 2007 and September 30, 2006, respectively.

(11) Income taxes

As previously stated, we adopted the provision of FIN 48 on January 1, 2007. We have established a valuation allowance to fully reserve our net deferred tax assets at September 30, 2007 and December 31, 2006 due to the uncertainty of the timing and amount of future taxable income. As of December 31, 2006, we had a net operating loss carryforward of approximately $127.5 million. We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. As a result of the net operating loss carryforwards, our federal statute of limitation remains open for all years since 1990 with no years currently under examination by the Internal Revenue Service. If not utilized, these net operating loss carryforwards and tax credits will begin to expire in 2018 and expires through 2027. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

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

We have an unrecognized tax benefit of approximately $724,000 which did not change significantly during the nine months ended September 30, 2007. The application of FIN 48 would have resulted in a decrease in retained earnings of $724,000, except that the decrease was fully offset by the application of a valuation allowance. Any changes in the future to the unrecognized tax benefit would not impact the effective tax rate due to the existence of the valuation allowance. We do not reasonably estimate that the

Immunicon Corporation and Subsidiaries

unrecognized tax benefit will change significantly within the next twelve months. As a result of the FIN 48 adjustment, our unused research and development credit carryforward was approximately $4.3 million at December 31, 2006.

(12) Related parties

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

We simultaneously entered into a Stock Purchase Agreement where we agreed to purchase Kreatech Series D Preferred Stock. Upon signing the Stock Purchase Agreement and the Cross-License agreement, we paid Kreatech $500,000 and received 1.7 million shares of Series D Preferred Stock. We have agreed to make additional payments which will total approximately $1.0 million based on the achievement by Kreatech of certain development milestones. We expect that these milestones will be achieved before the end of 2007. We made a milestone payment of $250,000 in October 2007 as Kreatech met the feasibility requirements for payment.

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

As of September 30, 2007, the balance related to the Series D Preferred Stock and the Cross-License were $52,000 and $453,000, respectively. We have recorded the investment and the Cross-License in our consolidated balance sheet under the caption of Other Assets. We recorded amortization expense of $9,000 and $12,000 related to the Cross-License in the statement of operations for the three months and nine months ended September 30, 2007, respectively.

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

Immunicon Corporation and Subsidiaries

Johnson and Johnson, or J&J Sub, purchased $5 million of our Series E Preferred Stock. In December 2001 and July 2003, J&J Sub purchased $3 million and $3.3 million of our Series F Preferred Stock, respectively.

We have received a total of $6.9 million in license and milestone payments under the terms of the Development Agreement from inception to September 30, 2007. These payments are recognized as revenue over the estimated product development period for the corresponding product, which we estimate will end at various points through June 30, 2011. We continuously review the status of the remaining development milestones and, where appropriate, have renegotiated the development requirement and payment terms. Subject to the outcome of the arbitration between Veridex and us, we expect to receive the remaining $3.6 million in development milestone payments over the next three to five years.

The following table breaks out the revenue from related parties recognized over the three and nine month periods ended September 30, 2007 and September 30, 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Contract and milestone revenue from related party	$118	$37	$303	$537
Product revenue from related party	2,727	659	5,554	1,373

	$2,845	$796	$5,857	$1,910

(13) Supplemental expense information

The supplemental expense information below provides additional information about the amounts recorded as research and development expenses and selling, general and administrative expenses in the accompanying statements of operations:

Research and development expenses

Research and development expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Salaries, benefits and taxes	$1,728	$1,742	$5,410	$4,853
Laboratory supplies and expenses	221	117	611	478
Instrument development costs	14	131	207	543
Clinical trial expense	119	240	491	1,020
Contracted research costs	196	190	570	454
Depreciation expense	262	290	816	936
All others	105	419	329	1,223

	$2,645	$3,129	$8,434	$9,507

Immunicon Corporation and Subsidiaries

Selling, general and administrative expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Salaries, benefits and taxes	$1,393	$1,646	$3,874	$4,406
Depreciation expense	27	37	89	240
Legal and professional fees	4,878	556	6,935	1,545
Commission	144	128	460	319
All others	329	316	1,049	991

	$6,771	$2,683	$12,407	$7,501

As discussed in footnote 9, in May 2007, we announced that we had filed a Demand for Arbitration against Veridex, pursuant to which we are seeking termination of the 20-year exclusive worldwide agreement to market, sell and distribute our cancer diagnostic products, rescission of all licenses currently held by Veridex under that agreement, and compensatory and punitive damages based on “repudiation and fundamental breaches by Veridex of its contractual, agency and other fiduciary obligations to market, sell and distribute our cancer diagnostic products.” We have recorded approximately $4.5 million in legal fees associated with this action in the three months ended September 30, 2007 and $5.4 million in legal fees associated with this action in the nine months ended September 30, 2007.

Immunicon Corporation and Subsidiaries

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information contained in this quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often preceded by words such as “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “assume,” “will” and similar expressions. We caution investors not to place undue reliance on the forward-looking statements contained in this report. Forward-looking statements included in this report relate to financing and capital needs and resources, product development, our relationship with Veridex, LLC, or Veridex, a Johnson & Johnson company, as well as our ongoing arbitration with Veridex, research, development and sales based milestones and related payments from Veridex, expansion of research and development activities and increases in research and development costs, instrument system and platform improvement activities and costs, our relationship with Twente University, and other such institutions and companies with which we have a contractual relationship, expansion of clinical trials and related costs, use of net proceeds from the sale of common stock and other funds, regulatory applications and requests for clearance intend to be submitted and regulatory clearances anticipated to be received and other statements regarding matters that are not historical facts. Forward-looking statements speak only as of the date of this report, reflect management’s current expectations and involve certain factors, such as risks and uncertainties, that may cause actual results to be far different from those suggested by our forward-looking statements. These factors include, but are not limited to, risks and uncertainties associated with our dependence on Veridex, the outcome of the arbitration proceeding with Veridex given such dependence, our capital and financing needs and the terms of our existing financing arrangements, research and development and clinical trial expenditures, commercialization of the our product candidates, our ability to use licensed products and to obtain new licenses from third parties, our ability to manage growth, our ability to obtain necessary regulatory approvals, reliance on third-party manufacturers and suppliers, reimbursement by third-party payors to our customers for our products, compliance with applicable manufacturing standards, our ability to earn license and milestone payments under our agreement with Veridex, our ability to retain key management or scientific personnel, delays in the development of new products or to planned improvements to our products, effectiveness of our products compared to competitors’ products, protection of our intellectual property and other proprietary rights, conflicts with the intellectual property of third parties, product liability lawsuits that may be brought against us, labor, contract or technical difficulties, competitive pressures in our industry, other risks and uncertainties discussed under Item 1A, Risk Factors in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2006 and elsewhere in this report; and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

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

Immunicon Corporation and Subsidiaries

We received net proceeds of approximately $27.3 million from the sale of the Notes and accompanying warrants after deducting the placement agent fees and offering expenses of $2.7 million.

We have incurred substantial losses since our inception. We anticipate incurring additional losses over at least the next several years. Substantial financing will be needed by us to fund our operations and to continue to commercially develop our product candidates. We are highly dependent on our collaboration with Veridex. Veridex is responsible for, among other responsibilities, all commercialization functions related to our cancer diagnostic products including all sales and marketing of these products. We have generated limited revenues from product sales and have incurred substantial losses since our inception. We anticipate incurring additional losses over at least the next several years and such losses may fluctuate based on the amounts of revenue generated from sales of our products and services.

There is no assurance that such financing will be available when needed. Our operations are subject to certain additional risks and uncertainties including, among others, dependence on Veridex to market our cancer diagnostic product candidates, the outcome of the arbitration proceeding with Veridex given such dependence, the uncertainty of product development (including clinical trial results), regulatory clearance and approval, supplier and manufacturing dependence, competition, reimbursement availability, dependence on exclusive licenses and other relationships, uncertainties regarding patents and proprietary rights, dependence on key personnel and other risks related to governmental regulations and approvals. We believe, however, that cash, cash equivalents, short term investments and borrowing available under our lines of credit at September 30, 2007 will be sufficient to maintain operations through at least September 30, 2008.

Veridex collaboration and Immunicon demand for arbitration

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

On May 31, 2007, we announced that we had filed a Demand for Arbitration against Veridex pursuant to which we are seeking termination of the 20-year exclusive worldwide agreement to market, sell and distribute our cancer diagnostic products and rescission of all licenses currently held by Veridex under that agreement, based on “repudiation and fundamental breaches by Veridex of its contractual, agency and other fiduciary obligations to market, sell and distribute our cancer diagnostic products.” We are also seeking monetary damages including compensatory damages of $220.2 to $254.2 million and punitive damages of $480 million.

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

Immunicon Corporation and Subsidiaries

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

On May 25, 2007, after Veridex was informed that we were discontinuing the audit and that we intended to file claims against it, Veridex sent us a notification asserting that we were in “material breach” of the current agreement. We believe that Veridex’s assertion is without merit. We have recorded approximately $4.5 million in legal fees associated with this action in the three months ended September 30, 2007 and $5.4 million in legal fees associated with this action in the nine months ended September 30, 2007.

In response to our arbitration demand, Veridex has filed an answer and counterclaim wherein it asserts, among other things, that Immunicon has failed to perform its development, manufacturing and quality assurance obligations pursuant to the Development Agreement and has violated Veridex’s exclusive right to sell Immunicon products. Veridex’s counterclaim originally claimed damages of $35.6 million. In a revised claim dated October 19, 2007 Veridex revised its claim and now seeks damages of $168 million for alleged breach of its obligation to refrain from selling products in the “Field of Cancer” except through Veridex. We believe that Veridex’s counterclaim, including its claim for damages, is without merit and therefore have not provided any reserve for any potential damages.

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

Diagnostic HYBRIDS, Inc. Agreement

In December 2006, we signed a definitive license, development, supply and distribution agreement to develop and commercialize products in the field of clinical virology diagnostics, starting with a panel of multiplex respiratory virus and sexually transmitted infection assays with Diagnostic HYBRIDS, Inc., or DHI. The agreement terms are in effect for a period ending on the fifth anniversary of the commencement of the commercial period and either party may elect to extend the original term for an additional five years. We received an upfront non-refundable license fee of $500,000 and are eligible for an additional $1.0 million upon clearance by the FDA for the first initial product. In addition, in consideration for our performance of our obligations in the development of new products under the agreement, DHI will pay us a quarterly payment of $200,000 for six fiscal quarters, which began January 2007. We will manufacture and supply DHI with their requirements of for bulk reagents and DHI will manufacture and supply the detection reagents. We will receive 41% of the revenue from the sale of these reagents. DHI will act as our distributor for the instrument systems. DHI will be responsible for all expenses for sales and training with respect to products and systems. As of September 30, 2007, we are still in the developing phase of this agreement. In accordance with EITF 00-21, we have evaluated the contract and

Immunicon Corporation and Subsidiaries

determined that it has one unit of accounting. As of September 30, 2007 DHI has paid us $1.1 million under this agreement. The payments received will be amortized over the life of the contract which we expect will be a total of 11  1/2 years which includes a 5 year extension of the initial term.

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

We simultaneously entered into a Stock Purchase Agreement pursuant to which we agreed to purchase Kreatech Series D Preferred Stock. Upon signing the Stock Purchase Agreement and the Cross-License agreement, we paid Kreatech $500,000 and received 1.7 million shares of Series D Preferred Stock. We have agreed to make additional payments which will total approximately $1.0 million based on the achievement by Kreatech of certain development milestones. We expect that these milestones will be achieved before the end of 2007. Based on the achievement of one of these milestones, we made a milestone payment of $250,000 in October 2007.

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

As of September 30, 2007, the carrying amounts for the Series D Preferred Stock and the Cross-License were $52,000 and $453,000, respectively. We have recorded the investment and the Cross-License in our consolidated balance sheet under the caption of Other Assets. We recorded amortization expense of $9,000 and $12,000 related to the Cross-License in the statement of operations for the three and nine months ended September 30, 2007.

Revenues

We derive revenues from four primary sources: instrument product sales, reagent product sales, service revenue and license revenue. We initiated sales activities for instruments and reagent products for research use only, or RUO, in the first quarter of 2004 and for in vitro diagnostic, or IVD, use in October 2004.

We reported product and service revenue of $4.7 million for the three months ended September 30, 2007, including $3.3 million in instrument revenue, $743,000 in reagent and consumable product sales and $588,000 in service revenue. This represents an increase of 160% over the $1.8 million in product and service revenue for the three months ended September 30, 2006, which included $1.0 million in instrument revenue, $488,000 in reagent and consumable product sales and $283,000 in service revenue.

We reported product and service revenue of $11.0 million for the nine months ended September 30, 2007, including $7.2 million in instrument revenue, $2.0 million in reagent and consumable product sales and $1.8 million in service revenue. This represents an increase of 112% over the $5.2 million in product and service revenue for the nine months ended September 30, 2006, which included $3.0 million in instrument revenue, $1.2 million in reagent and consumable product sales and $1.0 million in service revenue.

Immunicon Corporation and Subsidiaries

We sold 93 instruments (49 CellTracks Analyzers II and 44 CellTracks AutoPrep systems) in the nine month period ended September 30, 2007 and 45 instruments (25 cell analyzers and 20 CellTracks AutoPrep systems) in the corresponding prior year period. A summary of instrument shipments and instruments sold for revenue recognition purposes for the period from product launch to September 30, 2007 is shown below:

	Cumulative as of January 1, 2007	Nine months ended September 30, 2007	Cumulative @ September 30, 2007
Instrument shipments
Total Analyzers	85	45	130

CellTracks AutoPrep	77	42	119

Instruments sold (1)
Total Analyzers	74	49	123

CellTracks AutoPrep	63	44	107

(1)	- Presents instruments which were sold and revenue recorded in the period indicated.

We have received a total of $6.9 million in license and milestone payments under the terms of the Development Agreement from inception to September 30, 2007 and have recorded $6.1 million as milestone and license revenue to date. Cash received related to these milestones is being recognized as revenue over the estimated product development period for the corresponding product, which we estimate will end at various points through June 2011. We continuously review the status of the remaining development milestones and, where appropriate, renegotiate the development requirement and payment terms. We do not believe that these renegotiations have had or will have a material adverse effect on our product development or financial position; however the Development Agreement is currently subject to arbitration between Veridex and us.

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

We recognized $117,000 and $136,000 in the three months ended September 30, 2007 and September 30, 2006, respectively, and $299,000 and $533,000 as milestone and other license revenue from Veridex in the nine months ended September 30, 2007 and September 30, 2006, respectively.

Research and development expenses

Our research and development expenses consist of expenses incurred in developing reagents, instrument platforms and ancillary products, as well as the clinical research and trial costs to test these kits and systems. These expenses consist primarily of:

Immunicon Corporation and Subsidiaries

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

Interest income and expense

Interest income consists of interest earned on our cash, cash equivalents and investments. Investment holdings as of September 30, 2007 consist primarily of mortgage back notes, federal agency notes and investment grade debt securities. We have the intent and the ability to hold all of our debt securities until maturity and have recorded them at amortized cost. Interest expense consists of interest incurred on debt financings.

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

Immunicon Corporation and Subsidiaries

respect to future products. Much of the proprietary software and related information utilized in our instrument systems is protected by the copyright rights or by rights that we have licensed.

We devote significant resources to obtaining, enforcing and defending patents and other intellectual property and protecting our other proprietary information.

We have a portfolio of issued patents and patent applications, which we believe provides patent coverage for our proprietary technologies and products. As of October 25, 2007 our intellectual property estate consisted of 165 issued patents or patent applications, as follows:

37 issued US patents, including two US design patents;

19 US non-provisional patent applications;

7 US provisional patent applications;

23 foreign patents, including 6 foreign design patents;

74 foreign patent applications that are in various national stages of prosecution; and

5 foreign patent applications not at the national stage.

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

In accordance with the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure about Critical Accounting Policies, we have determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2007 except for the adoption of FIN 48. See below for further discussion.

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

Immunicon Corporation and Subsidiaries

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

Stock-based compensation recorded in the three and nine months ended September 30, 2007 is based on awards that are expected to vest and therefore have been reduced for estimated forfeitures. SFAS 123R require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimates. Forfeitures were based on historical experience.

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

In June 2007, our stockholders approved an amendment to the Plan, to increase by 250,000 shares the number of shares of common stock authorized for issuance or transfer under the Plan and approved the entire Plan, as amended. As such, as of September 30, 2007, the total number of shares of common stock authorized for issuance or transfer under the Plan was 5,016,667. Our stockholders also approved an amendment to the Immunicon Corporation 2004 Employee Stock Purchase Plan, or the ESPP, to increase by 200,000 shares the number of shares of common stock authorized for issuance or transfer under the ESPP and approved the entire ESPP, as amended. As of September 30, 2007, the total number of shares of common stock authorized for issuance under the ESPP was 400,000.

Immunicon Corporation and Subsidiaries

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

Accounting for income taxes

We must make significant management judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At September 30, 2007, we recorded a full valuation allowance of $61.2 million against our net deferred tax asset balance, due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to change the valuation allowance, which could materially impact our financial position and results of operations. We review these estimates annually and actual results have not differed materially from these estimates.

In accordance with paragraph 19 of FIN 48, interest, if any, relating to unrecognized tax benefits would be recorded as a component of interest expense and penalties, if any, relating to unrecognized tax benefits as a component of tax expense. As of the date of the adoption of FIN48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.

We have an unrecognized tax benefit of approximately $724,000 which did not change significantly during the three and nine months ended September 30, 2007. The application of FIN 48 would have resulted in a decrease in retained earnings of $724,000, except that

Immunicon Corporation and Subsidiaries

the decrease was fully offset by the application of a valuation allowance. Any changes in the future to the unrecognized tax benefit would not impact the effective tax rate due to the existence of the valuation allowance. We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.

RESULTS OF OPERATIONS

Three months ended September 30, 2007 and September 30, 2006

Revenue

We segregate revenue into product revenue, which includes instrument, reagent and other product revenue, service revenue and license and milestone revenue. We further identify related party revenue where indicated.

	Three Months Ended September 30,
Revenue (dollars in thousands)	2007	2006
Product revenue including product revenue from related party:
Instrument revenue:
Related party	$1,984	$263
Other	1,355	763
Reagents and other product revenue:
Related party	743	396
Other	—	92

Total product revenue	$4,082	$1,514

Service revenue	588	283
License and milestone revenue:
Related party	118	137
Other	24	1

Total revenue	$4,812	$1,935

	Three Months Ended September 30,
Instrument sales	2007	2006
Cell Analyzer	21	7
CellTracks AutoPrep Systems	20	7

We recorded $4.7 million in product and service revenue in the quarter ended September 30, 2007 of which $2.7 million was earned from related parties, primarily from Veridex. In the current year, Veridex has decided to purchase certain units and place them in trials. Veridex is the owner of the instrument and has no right of return, therefore we have experienced an increase in related party revenue over the last 6 months. We recorded $1.8 million in product and service revenue in the quarter ended September 30, 2006, of which $659,000 was earned from related parties. Instrument revenue increased $2.3 million, or 225%, to $3.3 million in the third quarter ended September 30, 2007 from $1.0 million in the quarter ended September 30, 2006. We sold 41 instruments in the quarter ended September 30, 2007 and 14 in the quarter ended September 30, 2006. Reagent and other product revenue increased $255,000, or 52%, to $743,000 in the third quarter of 2007 compared to the quarter ended September 30, 2006. As we place more of our instruments in the field, we anticipate that our reagent and other product revenue should increase. Effective April 1, 2007, we also increased the list prices for our instruments to $205,000 for an instrument system. An instrument system is comprised of one cell analyzer plus one CellTracks AutoPrep sample preparation device. As of September 30, 2007, all of our orders in our current backlog are from the 3rd quarter and, as such, are at the higher sales price.

Service revenue was $588,000 and $283,000 in the quarter ended September 30, 2007 and September 30, 2006, respectively. We have been successful in adding contracts for service revenue and expect to continue to add additional customers to this category in future periods. The increase in service revenue over prior year third quarter is primarily related to these new contracts.

Immunicon Corporation and Subsidiaries

License and milestone revenue from related parties decreased by $19,000 to $118,000 for the three months ended September 30, 2007 from $137,000 for the three months ended September 30, 2006. Since inception to September 30, 2007, we received $6.9 million in license and milestone receipts under our Development Agreement with Veridex. License and milestone receipts have been deferred and are amortized on a straight-line basis over the product development period as defined for each specific product.

As a result of the above, total revenue increased by $2.9 million to $4.8 million in the quarter ended September 30, 2007 compared to $1.9 million in quarter ended September 30, 2006.

Costs of goods sold

Total costs of goods sold, including services, were $4.4 million for the quarter ended September 30, 2007 compared to $1.9 million for the quarter ended September 30, 2006. We reported gross margin on product and service sales of $252,000 in the quarter ended September 30, 2007 compared to a loss on product and service sales of $151,000 in the quarter ended September 30, 2006.

Improvement on instrument gross profit is due principally to two factors. We completed the outsourcing of our instrument manufacturing activities in the third quarter and, effective April 1, 2007, we increased the list prices for our instruments to $205,000 per instrument system from $150,000. As a result, the gross profit per instrument for the quarter was approximately $6,000, or a total gross profit on instrument sales of $233,000. Total costs of goods sold for instruments was $3.1 million in the quarter ended September 30, 2007 compared to $1.3 million in the quarter ended September 30, 2006.

Costs of goods sold for reagents and consumables was $1.0 million and the loss on the sale of reagents and consumables was $257,000 in the third quarter of 2007 compared to costs of goods of $605,000 and a loss on the sale of reagents and consumables of $117,000 in the third quarter of 2006. The loss in both periods is due to low volumes for reagents and consumables such that we are unable to capitalize all costs associated with reagent and consumable manufacturing. In addition, as a result of the outsourcing of our instrument manufacturing activities, more of the unabsorbed overhead is allocated to the reagent manufacturing, which is recorded as period costs.

Costs of services sold was $312,000 and the gross profit on the services sold was $276,000 in the quarter ended September 30, 2007 compared to $88,000 costs of services and $195,000 gross profit in the quarter ended September 30, 2006.

Research and development expenses

Research and development expenses decreased by $484,000, or 16%, to $2.6 million in the third quarter of 2007 from $3.1 million in the third quarter of 2006. This decrease is primarily related to the utilization of certain research and development personnel to support pharma services activity. These costs are charged to cost of services sold and therefore allocated out of research and development expenses. In addition, our clinical trial expense has decrease due to the completion of our colorectal and prostate studies.

A summary of the principal components of our research and development costs for the three months ended September 30, 2007 and September 30, 2006 are shown below:

	Three months ended September 30,
Research and development expenses (in thousands)	2007	2006
Salaries, benefits and taxes	$1,728	$1,742
Laboratory supplies and expenses	221	117
Instrument development costs	14	131
Clinical trial expense	119	240
Contracted research costs	196	190
Depreciation expense	262	290
Other	105	419

	$2,645	$3,129

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

Selling, general and administrative expenses

Selling, general and administrative expenses increased by 152% to $6.8 million in the third quarter of 2007 from $2.7 million in the third quarter of 2006. This increase is attributable to increases in legal and professional fees related to our arbitration with Veridex described throughout this report. This increase was offset by the decrease in salaries, benefits and taxes related to the relocation of our CEO in 2006. The relocation occurred in August, 2006. Total closing cost including any loss on the sale of our CEOs previous home and the management fee from the relocation company was settled in September 2007 and we reduced our accrual by $47,000. This income was recorded in the quarter ended September 30, 2007. In the quarter ended September 30, 2006, we recorded $336,000 relating to the relocation.

On May 31, 2007, we announced that we had filed a Demand for Arbitration against Veridex, LLC, pursuant to which we are seeking termination of the 20-year exclusive worldwide agreement to market, sell and distribute our cancer diagnostic products, rescission of all licenses currently held by Veridex under that agreement, and compensatory and punitive damages based on “repudiation and fundamental breaches by Veridex of its contractual, agency and other fiduciary obligations to market, sell and distribute our cancer diagnostic products. For the three months ended September 30, 2007 we incurred approximately $4.5 million in legal fees associated with this action.

A summary of the principal components of our selling, general and administrative expenses for the three months ended September 30, 2007 and September 30, 2006 are shown below:

	Three Months Ended September 30,
Selling, general and administrative expenses (in thousands)	2007	2006
Salaries, benefits and taxes	$1,393	$1,646
Depreciation expense	27	37
Legal and professional fees	4,878	556
Commission	144	128
All others	329	316

	$6,771	$2,683

Interest and other income

Interest and other income increased by $147,000, or 40%, to $514,000 in the quarter ended September 30, 2007 from $367,000 in the quarter ended September 30, 2006. This increase in interest income was primarily a result of higher average cash available for investment in 2007 compared to 2006.

Value of conversion rights and warrant value

We have determined to value certain provisions of the Notes and related warrants separately in accordance with various accounting guidance pronouncements, including SFAS133 and EITF 00-19. As such, we have recorded a liability for both the warrants and conversion features. The warrants and conversion features are required to be adjusted to their fair value each quarter as a charge to earnings. The fair value of these warrants is primarily affected by our stock price, but is also affected by our stock price volatility, expected life and the risk-free interest rates. The fair value of the conversion rights is primarily affected by our stock price, but is also affected by our stock price volatility, interest volatility, expected life and our incremental borrowing rate. The $3.3 million increase in income in the third quarter of 2007 results primarily from the decrease in our stock price from June 30, 2007 to September 30, 2007. If

Immunicon Corporation and Subsidiaries

our stock price increases in the future and assuming that the volatility of our stock price and the risk-free or incremental borrowing interest rates remain constant, the fair value of the warrants and conversion features would increase and we would recognize an expense to earnings. Conversely, if the price of our stock decreases and these factors remain constant, the fair value of the warrants and the conversion feature will decrease and we will recognize income.

Interest expense

Interest expense was $1.5 million and $98,000 for the quarter ended September 30, 2007 and September 30, 2006, respectively. The increase is attributable principally to the non-cash interest expense of $1.5 million related to the issuance of the Notes and related warrants, which were issued on December 5, 2006. The Notes have a 6% interest coupon which is payable at maturity of the Notes. In addition, we paid financing fees of $2.7 million. These fees are amortized as part of interest expense over the life of the Notes. In addition, the discount on the Notes is charged to interest expense. This increase is partially offset by the lower interest expense on the senior debt due to a lower average balance outstanding in the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006.

Stock-based compensation expenses

In September 2007, the Board authorized and issued stock option grants to our officers and employees under the Plan. The Board determined that option grants to all employees were appropriate as a means of promoting long term employment within our organization. In total, the Board awarded grants of 712,000 stock options which vest over the next four years on the anniversary of the grant date. The strike price for the options was the closing price of our common stock on the grant date.

In January 2007, the Board made nonvested stock grants to the non-employee directors of the Board and to certain officers of the Company. The Board granted a total of 34,860 shares which will vest one-half on each of the next two anniversary dates from the grant date. Certain officers were granted a total of 155,000 shares which will vest one-third per year for each of the next three years on the anniversary of the grant date. The nonvested stock grant had a fair market value of $107,000 and $477,000 for the directors and officers, respectively.

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

The fair value of nonvested shares is determined based on the closing price of our common stock, as reported by Nasdaq, on the grant date and compensation expense is recognized over the three years of the service period. Compensation expense relating to issuance of nonvested shares was $149,000 and $110,000 for the third quarters ended September 30, 2007 and September 30, 2006, respectively.

Stock-based compensation expenses were $457,000 and $502,000 for the third quarters ended September 30, 2007 and September 30, 2006, respectively. Stock-based compensation expense is recorded as a component of cost of goods sold, research and development expense or selling, general and administrative expense. The allocation is dependent on the expense category where the employee who holds the stock option is assigned. A summary of the stock-based compensation is shown below.

	Three Months Ended September 30,
Stock-based compensation expenses included in: (in thousands)	2007	2006
Cost of goods sold	$17	$16
Research and development expenses	130	145
Selling, general and administrative expenses	310	341

Total stock-based compensation expenses	$457	$502

Immunicon Corporation and Subsidiaries

Income Taxes

We have incurred net operating losses since our inception and therefore have not paid any federal, state or foreign taxes. We adopted the provision of FIN 48 on January 1, 2007. We have established a valuation allowance to fully reserve our net deferred tax assets at September 30, 2007 and December 31, 2006 due to the uncertainty of the timing and amount of future taxable income. As of December 31, 2007, we had a net operating loss carryforward of approximately $127.5 million and an unused research and development credit carryforward of approximately $4.3 million. As a result of the net operating loss carryforwards, our federal statute of limitation remains open for all years since 1990 with no years currently under examination by the Internal Revenue Service. If not utilized, these net operating loss carryforwards and tax credits will begin to expire in 2018 and expires through 2027. If we do not achieve profitability, we may lose our net operating loss carryforwards. In addition, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in our ownership occur. We are currently not subject to these limitations. In the second quarter of 2007, we received notification from the State of Pennsylvania that we were approved to assign a research and development credit to another company. As such, we recorded a credit to deferred state income tax benefit in the second quarter of 2007. We received cash of $266,000 for our assignment in July 2007.

Net loss and net loss per common share

For the quarter ended September 30, 2007, our net loss was $6.7 million compared to a net loss of $5.6 million in the quarter ended September 30, 2006. The loss per share was $0.24 and $0.20 for the third quarter ended September 30, 2007 and September 30, 2006, respectively. The weighted average common shares outstanding were 27.7 and 27.6 million for the quarter ended September 30, 2007 and September 30, 2006, respectively.

Nine months ended September 30, 2007 and 2006

Revenue

We segregate revenue into product revenue, revenue from related party and other revenue. Revenue from related party is composed of license and milestone revenue, instrument and reagent product revenue and other revenue.

	Nine Months Ended September 30,
Revenue ( in thousands)	2007	2006
Product revenue including product revenue from related party: Instrument revenue:
Related party	$3,734	$422
Other	3,482	2.609
Reagents and other product revenue:
Related party	1,820	951
Other	176	234

Total product revenue	$9,212	$4,216

Service revenue	1,767	960
License and milestone revenue:
Veridex and other related party	303	537
Other revenue	106	2

Total revenue	$11,388	$5,715

	Nine Months Ended September 30,
Instrument sales	2007	2006
Analyzers	49	25
CellTracks AutoPrep Systems	44	20

Immunicon Corporation and Subsidiaries

We recognized $11.0 million in product and service revenue in the first nine months of 2007, including $7.2 million in instrument revenue, $2.0 million in reagent and consumable product revenue and $1.8 million in service revenue. We recognized $5.2 million in product and service revenue in the first nine months of 2006, including $3.0 in instrument revenue, $1.2 million in reagent and consumable products revenue and $1.0 million in service revenue. We sold 93 instruments, including 49 CellTracks Analyzer II instruments and 44 CellTracks AutoPrep instruments, in the nine months ended September 30, 2007 and sold 45 instruments, including 25 Analyzers instruments and 20 CellTracks AutoPreps, in the nine months ended September 30, 2006.

Reagent revenue increased 68% to $2.0 million in the nine months ended September 30, 2007 from $1.2 million in the nine months ended September 30, 2006.

Service revenue was $1.8 million and $1.0 million in the nine months ended September 30, 2007 and September 30, 2006, respectively. We began offering development services for pharmaceutical companies in the 3rd quarter of 2006, therefore the increase is primarily due to the fact that we had only one quarter of revenue in 2006 related to services versus the nine months in 2007. As a result, our service revenue increased by 84% in the nine months ended September 30, 2007 over the nine months ended September 30, 2006.

License and milestone revenue from related parties decreased by $234,000 to $303,000 for the first nine months of 2007 from $537,000 for the corresponding period in 2006. From August 1, 2000 to September 30, 2007, we received $6.9 million in license and milestone receipts under our Development Agreement with Veridex. License and milestone receipts have been deferred and are amortized on a straight-line basis over the product development period as defined for each specific product.

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

Total revenue increased by $5.7 million to $11.4 million in the nine months ended September 30, 2007 compared to $5.7 million in the nine months ended September 30, 2006.

Costs of goods sold

Total cost of goods sold was $10.9 million for the nine months ended September 30, 2007 compared to $5.9 million for the period ended September 30, 2006. We reported gross margin on product and service sales of $33,000 in the nine months ended September 30, 2007 compared to a loss on product and service sales of $721,000 in the nine months ended September 30, 2006.

The improvement in gross profit is primarily related to instrument revenue. Improvement on instrument gross profit is due principally to two factors. First, we completed the outsourcing of our instrument manufacturing activities in the third quarter and, second, effective April 1, 2007, we increased the list prices for our instruments to $205,000 per instrument system from $150,000. As a result, the loss on the sale of instruments dropped from $894,000 or $19,900 per instrument in the nine months ended September 30, 2006 to a loss on the sale of instruments of $484,000 or $5,000 per instrument in the nine months ended September 30, 2007. Total costs of goods sold for instruments was $7.7 million in the nine months ended September 30, 2007 compared to $3.9 million in the nine months ended September 30, 2006.

Costs of goods sold for reagents and consumables was $2.4 million and the loss on the sale of reagents and consumables was $365,000 in the nine months ended September 30, 2007 compared to costs of goods of $1.7 million and a loss on the sale of reagents and consumables of $505,000 in the prior year period. The loss in both periods is due to low volumes for reagents and consumables such that we are unable to capitalize all costs associated with reagent and consumable manufacturing. In addition, as a result of the outsourcing of our instrument manufacturing activities, more of the unabsorbed overhead is allocated to the reagent manufacturing, which is recorded as period costs.

Immunicon Corporation and Subsidiaries

Costs of services sold was $885,000 and the gross profit on the services sold was $883,000 in the nine months ended September 30, 2007 compared to $282,000 costs of services and $678,000 gross profit in the nine months ended September 30, 2006.

Research and development expenses

Research and development expenses for the nine months ended September 30, 2007 decreased by $1.1 million to $8.4 million, compared to $9.5 million in the nine months ended September 30, 2006. Salary and salary-related costs were $5.4 million in the nine months ended September 30, 2007, compared to $4.9 million in the nine months ended September 30, 2006. Laboratory supplies and expenses were $611,000 in the nine months ended September 30, 2007 as compared to $478,000 in the prior year period. The increases in theses area are the result of additions to the R&D staff and laboratory supplies to support the product development efforts related to our agreements with DHI and Kreatech and increase in stock compensation due to restricted shares given to the research and development officers in January of 2007.

Instrument development costs were $207,000 in the nine months ended September 2007 compared to $543,000 for the prior year period. We substantially completed a number of instrument development and improvement projects in the second half of 2006. Therefore, instrument development costs are lower in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Clinical trial expenses decreased by $529,000 to $491,000 in the nine months ended September 30, 2007 from $1.0 million in the prior year period. In the first half of 2006, we completed a substantial portion of our patient accrual for the clinical trials for monitoring metastatic colorectal cancer and metastatic prostate cancer trials. Patient accrual typically represents the most expensive portion of a clinical trial.

In the nine months ended September 30, 2007, we allocated $638,000 of research and development expense to cost of services sold in support of the generation of the service revenue. This allocation is shown as part of “All others” in the table below.

A summary of the principal components of our research and development costs for the nine months ended September 30, 2007 and September 30, 2006, respectively, is shown below:

	Nine Months Ended September 30,
Research and development expenses (in thousands)	2007	2006
Salaries, benefits and taxes	$5,410	$4,853
Laboratory supplies and expenses	611	478
Instrument development costs	207	543
Clinical trial expense	491	1,020
Contracted research costs	570	454
Depreciation expense	816	936
All others	329	1,223

	$8,434	$9,507

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

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $4.9 million, or 65%, to $12.4 million in the nine months ended September 30, 2007 from $7.5 million in the prior year period. This increase is primarily related to our legal fees associated with the arbitration against Veridex. We incurred $5.4 million in arbitration-related costs in the nine months ended September 30, 2007. Salary-related

Immunicon Corporation and Subsidiaries

costs decreased by $532,000 in the first nine months of 2007, due principally to the forfeiture of unvested options and nonvested shares associated with Edward L. Erickson’s resignation from the Board of Directors and due the cost of our Chief Executive’s relocation. In January, Mr.Erickson, our former Chairman of the Board, announced that he was not seeking re-election to our board of directors. Therefore effective June 12, 2007, Mr. Erickson was no longer a member of our Board. Consistent with the terms of our Equity Compensation Plan all of Mr. Erickson’s unvested options were cancelled on that date. Mr. Erickson had been granted performance based stock options before the provisions of SFAS 123R became effective. We therefore had accounted for these stock awards under the provisions of Accounting Principle Board Opinion No. 25, Accounting for Stock Options Issued to Employees. We have been recording compensation expense in the category “Stock Options granted prior to our IPO at below fair market value”. As a result of this forfeiture, we reduced salary expenses by $648,000 in the nine months period ended September 30, 2007. The relocation of our CEO resulted in relocation expense of $74,000 and $336,000 in the nine months period ending September 30, 2007 and 2006, respectively.

The decrease in depreciation in the current period resulted from an acceleration of depreciation costs in 2006 resulting from the termination of a portion of our office lease in 2006. A summary of the principal components of our selling, general and administrative expenses for the nine months ended September 30, 2007 and September 30, 2006 is shown below:

	Nine Months Ended September 30,
Selling, general and administrative expenses (in thousands)	2007	2006
Salaries, benefits and taxes	$3,874	$4,406
Depreciation expense	89	240
Legal and professional fees	6,935	1,545
Commission	460	319
All others	1,049	991

	$12,407	$7,501

Interest and other income

Interest and other income increased by $512,000, or 44%, to approximately $1.7 million in the nine months of 2007 from $1.2 million in the corresponding 2006 period. The increase in interest income was primarily due to higher average cash for investment and higher average interest rates on invested funds in the nine months ended September 30, 2007 compared to the corresponding period in 2006.

Interest expense

Interest expense increased by $4.2 million, to $4.6 million for the first nine months of 2007 from $314,000 for the prior year period. The increase is attributable principally to the non-cash interest expense of $4.3 million related to the issuance of the Notes and related warrants, which occurred on December 5, 2006. The Notes have a 6% interest coupon which is payable at maturity of the Notes. In addition, we paid financing fees of $2.7 million. These fees are amortized as part of interest expense over the life of the Notes. In addition, the discount on the Notes is also charged to interest expense. This increase is partially offset by the lower interest expense on the senior debt due to a lower average balance outstanding in the nine months ended September 30, 2007 compared to the corresponding period in 2006.

Value of conversion rights and warrant value

We have determined to value certain provisions of the Notes and related warrants separately in accordance with various accounting guidance pronouncements, including SFAS133 and EITF 00-19. As such, we have recorded a liability for both the warrants and conversion features. The warrants and conversion features are required to be adjusted to their fair value each quarter as a charge to earnings. The fair value of these warrants is primarily affected by our stock price, but is also affected by our stock price volatility, expected life and the risk-free interest rates. The fair value of the conversion rights is primarily affected by our stock price, but is also affected by our stock price and interest volatility, expected life and our incremental borrowing rate. The $10.5 million increase in income in the nine months ended September 30, 2007 results primarily from the decrease in our stock price from January 1, 2007 to September 30, 2007. If our stock price were to increase in the future, and assuming that the volatility of our stock price and the risk-free or incremental borrowing interest rates remain constant, the fair value of the warrants and conversion features would increase and

Immunicon Corporation and Subsidiaries

we would recognize a charge to earnings. Conversely, if the price of our stock decreases and these factors remain constant, the fair value of the warrants and the conversion feature will decrease and we will recognize income.

Stock-based compensation expenses

Stock-based compensation expenses were $800,000 and $1.4 million for the nine months ended September 30, 2007 and September 30, 2006, respectively. Stock-based compensation expense is recorded as a component of cost of goods sold, research and development expense or general and administrative expense. The allocation is dependent on the expense category where the employee who holds the stock option is assigned. A summary of the stock-based compensation is shown below.

	Nine Months Ended September 30,
Stock-based compensation expenses included in (in thousands):	2007	2006
Cost of goods sold	$52	$44
Research and development expenses	438	259
General and administrative expenses	310	1,055

Total stock-based compensation expenses	$800	$1,358

As mentioned above, as a result of Mr. Erickson no longer providing service as a Board member as of June 12, 2007, we recorded an adjustment in stock-based compensation expense of $648,000 relating to his unvested stock options and nonvested shares in the nine months ended September 30, 2007.

Income taxes

We have incurred net operating losses since our inception and have consequently not paid any federal, state or foreign taxes. As of December 31, 2007, we had approximately $127.5 million of net operating loss carryforwards and approximately $4.3 million in research and development tax credit carryforwards available to offset future regular and alternative taxable income. If not utilized, these net operating loss carryforwards and tax credits will begin to expire in 2018 and expires through 2027. If we do not achieve profitability, we may lose our net operating loss carryforwards. In addition, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in our ownership occur. We are currently not subject to these limitations.

In the second quarter of 2007, we received notification from the State of Pennsylvania that we were approved to assign research and development credit to another company and we have recorded a credit to deferred state income tax benefit. We received cash of $266,000 for our assignment in July 2007.

Net loss and net loss per common share

The net loss of $12.5 million for the nine months ended September 30, 2007 was $3.9 million, or 24%, lower than the loss of $16.3 million in the prior year period. As the result, the net loss per common share of $0.45 in the nine months ended September 30, 2007 was $0.14 per share lower than the loss per common share of $0.59 in the prior year period. Weighted average common shares outstanding for the nine months ended September 30, 2007 were approximately 27.7 million compared to 27.6 million for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We have limited operating history. We have financed our operations since inception primarily through private and public equity and debt financings, capital equipment and leasehold financing, license and milestone revenues from corporate collaborations, government grants and interest earned on cash and investments.

Cash and short-term investments decreased by $12.9 million from $51.5 million at December 31, 2006 to $38.6 million at September 30, 2007 principally due to the funding of our net loss.

Immunicon Corporation and Subsidiaries

We used $12.1 million for operating activities in the nine month period ended September 30, 2007 and $12.8 million in the nine months ended September 30, 2006.

We used $220,000 in our investing activities in the nine months ended September 30, 2007. In April 2007, we entered into a Stock Purchase Agreement pursuant to which we agreed to purchase Kreatech Series D Preferred Stock. Upon signing the Stock Purchase Agreement and a corresponding Cross-License agreement, we paid Kreatech approximately $500,000. We also purchased $229,000 in capital equipment in the period. These payments were offset by our net maturities of investments of $525,000. In the nine months ended September 30, 2006, we received approximately $9.2 million from investing activities principally from net proceeds of $9.8 million from maturities of investments and $176,000 in proceeds from the disposal of fixed assets. These increases were partially offset by $710,000 for purchases of capital equipment and leasehold improvements.

We used $474,000 in our financing activities in the nine months ended September 30, 2007 and $1.4 million in the nine months ended September 30, 2006. We made principal payments of $1.5 million and $2.3 million against our equipment credit lines of credit in the nine months ended September 30, 2007 and September 30, 2006, respectively. We borrowed $920,000 and $707,000 under these same credit facilities in the nine months ended September 30, 2007 and September 30, 2006, respectively.

We have funded our operations to date principally through the sale of our stock and through the issuance of debt. Our expenditures are primarily for research and development and for other operating expenditures, as well as for purchases of capital equipment and for payments on outstanding indebtedness.

Sales of our common and preferred stock from inception through September 30, 2007 are as follows:

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

As of September 30, 2007, we did not have any off-balance sheet financing arrangements.

The following table summarizes our contractual obligations and related interest charges on lines of credit at September 30, 2007 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Immunicon Corporation and Subsidiaries

	Payments due in
Contractual obligations	Total	2007	2008 and 2009	2010 and 2011	After 2011
	(in thousands)
Lines of credit (including interest)	$3,822	$514	$2,971	$337	$—
Operating leases	2,912	214	1,736	942	20
Open purchase order commitments (1)	15,453	15,453	—	—	—
Convertible notes (including interest)	35,875	—	35,875	—	—

Total contractual obligations	$58,062	$16,181	$40,582	$1,279	$20

(1)	The amounts included in open purchase order commitments are subject to performance under the purchase order by the supplier of the goods or services and do not become our obligation until such performance is rendered. The amount shown is principally for the purchase of materials for our instrument platforms, which we anticipate will be sold by us to customers and for various items such as contingent patient accrual commitments related to our clinical trials. Most patient accrual costs are payable only after successful completion of patient accrual.

In December 2006, we entered into a definitive agreement for the sale and issuance of $30 million in aggregate principal amount of unsecured subordinated convertible promissory notes, or the Notes, which are convertible initially into an aggregate of up to 7,334,964 shares of our common stock. The Notes bear interest at 6% per annum. Interest is not payable currently but is accrued and added to the principal on a quarterly basis. Any portion of the Notes and all accrued but unpaid interest which is not converted is repayable in cash on December 5, 2009. We also issued warrants under this agreement to purchase 1,466,994 shares of our common stock. The notes are convertible into shares at a conversion price of $4.09. The warrants have an exercise price of $4.09 per share. We received net proceeds of approximately $27.3 million from the sale of the Notes and accompanying warrants after deducting the placement agent fees and offering expenses of $2.7 million. These Notes contain certain covenants that require us to, among other things, maintain a certain level of cash, restrict amount of indebtedness and restriction on redemption and cash dividends. We were in compliance with all provisions of our convertible notes as of and for the three and nine months ended September 30, 2007.

The Development Agreement with Veridex provides for a total of up to $10.5 million in non-refundable license and milestone payments related to research and development activities, including up to $1.5 million for the initial license and up to $9.0 million related to the completion of certain instrument and clinical trial milestones. We have received $6.9 million as of September 30, 2007. We have also continuously reviewed the status of the remaining development milestones and, where appropriate, have renegotiated the development requirement and payment terms. We do not believe that these renegotiations will have a material adverse effect on our product development or financial position. Subject to the outcome of the arbitration between Veridex and us, we expect to receive the remaining $3.6 million in development milestone payments over the next three to five years.

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

Immunicon Corporation and Subsidiaries

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

On May 31, 2007, we announced that we had filed a Demand for Arbitration against Veridex pursuant to which we are seeking termination of the 20-year exclusive worldwide agreement to market, sell and distribute our cancer diagnostic products and rescission of all licenses currently held by Veridex under that agreement, based on “repudiation and fundamental breaches by Veridex of its contractual, agency and other fiduciary obligations to market, sell and distribute our cancer diagnostic products.” We are also seeking monetary damages including compensatory damages of $220.2 to $254.2 million and punitive damages of $480 million.

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

Immunicon Corporation and Subsidiaries

On May 25, 2007, after Veridex was informed that we were discontinuing the audit and that we intended to file claims against it, Veridex sent us a notification asserting that we were in “material breach” of the current agreement. We believe that Veridex’s assertion is without merit. We have recorded approximately $4.5 million in legal fees associated with this action in the three months ended September 30, 2007 and $5.4 million in legal fees associated with this action in the nine months ended September 30, 2007.

In response to our arbitration demand, Veridex has filed an answer and counterclaim wherein it asserts, among other things, that Immunicon has failed to perform its development, manufacturing and quality assurance obligations pursuant to the Development Agreement and has violated Veridex’s exclusive right to sell Immunicon products. Veridex’s counterclaim originally claimed damages of $35.6 million. In a revised claim dated October 19, 2007, Veridex revised its claim and now seeks damages of $168 million for alleged breach of its obligation to refrain from selling products in the “Field of Cancer” except through Veridex. We believe that Veridex’s counterclaim, including its claim for damages, is without merit and therefore have not provided any reserve for any potential damages.

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

We simultaneously entered into a Stock Purchase Agreement pursuant to which we agreed to purchase Kreatech Series D Preferred Stock. Upon signing the Stock Purchase Agreement and the Cross-License agreement, we paid Kreatech $500,000 and received 1.7 million shares of Series D Preferred Stock. We have agreed to make additional payments which will total approximately $1.0 million based on the achievement by Kreatech of certain development milestones. We expect that these milestones will be achieved before the end of 2007. We made an additional $250,000 payment to Kreatech in October 2007 upon the completion of an interim development milestone.

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

As of September 30, 2007, the carrying amounts for the Series D Preferred Stock and the Cross-License were $52,000 and $453,000, respectively. We have recorded the investment and the Cross-License in our consolidated balance sheet under the caption of Other Assets. We recorded amortization expense of $9,000 and $12,000 related to the Cross-License in the statement of operations for the three and nine months period ended September 30, 2007, respectively.

We had $7.4 million and $11.7 million in available credit under our credit agreements at the balance sheet dates of September 30, 2007 and December 31, 2006, respectively. The available borrowing capacity under our SVB credit facility was $7.4 million and expires on December 31, 2007. The available borrowing capacity under our credit facility with GECC expired and we do not intend to extend the availability of the GECC credit facility . We were in compliance with all provisions of our various loans as of and for the periods ended September 30, 2007 and December 31, 2006. The SVB credit agreement contains certain covenants that require us to, among other things, maintain a certain level of earnings or loss before interest, taxes, depreciation and amortization, maintain a minimum amount of our available funds on deposit with SVB and deliver periodic financial statements and reports within a prescribed

Immunicon Corporation and Subsidiaries

timeframe. The credit agreements with SVB and GECC also restrict our ability to among other things, dispose of property (including intellectual property), change our business, ownership, management or business locations, merge with or acquire certain other entities, create or incur certain liens or encumbrances on any of its property, incur or amend the terms of certain indebtedness, engage in transactions with affiliates, declare or pay certain dividends or redeem, retire or purchase shares of any capital stock without their prior approval.

In December 2006, we signed a definitive license, development, supply and distribution agreement with DHI to develop and commercialize products in the field of clinical virology diagnostics, starting with a panel of multiplex respiratory virus and sexually transmitted infection assays. The agreement terms are in effect for a period ending on the fifth anniversary of the commencement of the commercial period and either party may elect to extend the original term for an additional five years. We received an upfront non-refundable license fee of $500,000 and are eligible for an additional $1.0 million upon clearance by the FDA for the first initial product. In addition, in consideration for our performance of our obligations in the development of new products under the agreement, DHI will pay us a quarterly payment of $200,000 for six fiscal quarters, beginning January 2007. We will manufacture and supply DHI with their requirements of for bulk reagents and DHI will manufacture and supply the detection reagents. We will receive 41% of the revenue from the sale of these reagents. DHI will act as our distributor for the instrument systems. DHI will be responsible for all expenses for sales and training with respect to products and systems. As of September 30, 2007, we are still in the developing phase of this agreement. In accordance with EITF 00-21, we have evaluated the contract and determined that it has one unit of accounting. The payments received will be amortized over the life of the contract. Therefore, the payments are amortized over a total of 11  1/2 years or the full contract life, including an additional 5 years extension, as either party can opt to renew.

Based on our operating plans, we believe that our available cash and available borrowings under of lines of credit will be sufficient to finance operations and capital expenditures until at least September 30, 2008. Our future capital requirements include, but are not limited to, supporting our research and development efforts and our clinical trials, although we are not obligated to meet any absolute minimum dollar spending requirements under our current operating agreements. Our future capital requirements will depend on many factors, including the scope and progress made in our research and development activities, our clinical trials and capital requirements related to our commercialization efforts. We had $38.6 million in cash on hand and short term investments and $7.4 million in available lines of credit as of September 30, 2007. We plan to use our cash on hand and our available lines of credit to continue to develop our cancer diagnostic products beyond breast cancer to other types of solid tissue cancers and to explore the uses of our technology in earlier stages of the cancer disease process. Also, we plan to explore development of uses for our technology outside of cancer such as in cardiovascular disease. We plan to use the anticipated funds generated from the sales of our products as well as additional equity or debt-related offerings to finance our future development efforts. We may not be successful in generating sufficient product sales or raising sufficient funds from the sale of equity or debt securities to support the research and development expenses necessary to expand the uses of the technology into other cancers and in non-cancer diseases. In addition, if we are unsuccessful in our product development efforts, additional financing may not be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may elect to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization activities and this could have a material adverse effect on our financial condition and operating results.

Recent Accounting Pronouncements

In June 2007, the Financial Accounting Standards Board, or FASB, ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. Pursuant to EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received. EITF 07-3 is effective for the fiscal years beginning after December 15, 2007 and is to be applied prospectively for contracts entered into on or after the effective date. We are in the process of determining the impact that EITF 07-3 will have on its financial condition or results of operations.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of 2008. We are currently evaluating the effect of SFAS 159 and have not determined the impact on our consolidated results of operations and financial condition.

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

We do not believe that we have material exposure to interest rate, foreign currency exchange rate or other relevant market risks, except for convertible debt as discussed below. We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, cash equivalents, and short-term investments, accounts payable and long-term obligations. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents. We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments.

The result of the accounting treatment for our convertible debt is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. The change in fair value is recorded in the statement of operations as “Change in fair value of the detachable warrants and conversion right”. The fair value of these warrants and rights are primarily affected by our stock price, but are also affected by our stock price volatility, expected life and interest rates.

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

Immunicon Corporation and Subsidiaries

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On May 31, 2007, we announced that we had filed a Demand for Arbitration against Veridex pursuant to which we are seeking termination of the 20-year exclusive worldwide agreement to market, sell and distribute our cancer diagnostic products and rescission of all licenses currently held by Veridex under that agreement, based on “repudiation and fundamental breaches by Veridex of its contractual, agency and other fiduciary obligations to market, sell and distribute our cancer diagnostic products.” We are also seeking monetary damages including compensatory damages of $220.2 to $254.2 million and punitive damages of $480 million.

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

On May 25, 2007, after Veridex was informed that we were discontinuing the audit and that we intended to file claims against it, Veridex sent us a notification asserting that we were in “material breach” of the current agreement. We believe that Veridex’s assertion is without merit. We have recorded approximately $4.5 million in legal fees associated with this action in the three months ended September 30, 2007 and $5.4 million in legal fees associated with this action in the nine months ended September 30, 2007.

In response to our arbitration demand, Veridex has filed an answer and counterclaim wherein it asserts, among other things, that Immunicon has failed to perform its development, manufacturing and quality assurance obligations pursuant to the Development Agreement and has violated Veridex’s exclusive right to sell Immunicon products. Veridex’s counterclaim originally claimed damages of $35.6 million. In a revised claim dated October 19, 2007 Veridex revised its claim and now seeks damages of $168 million for alleged breach of its obligation to refrain from selling products in the “Field of Cancer” except through Veridex. We believe that Veridex’s counterclaim, including its claim for damages, is without merit and therefore have not provided any reserve for any potential damages.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and the additional factors set forth below, all of which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have a history of operating losses, expect to continue to incur substantial losses, and might never achieve or maintain profitability.

We have a limited operating history. We have incurred significant net losses since we began operations in 1983. As of September 30, 2007, we had an accumulated deficit $154.9 million. These losses have resulted primarily from costs incurred in our research and

Immunicon Corporation and Subsidiaries

development programs and from our selling, general and administrative expenses. Because our operating expenses may increase in the near term, we will need to generate significant additional revenue to achieve profitability. As we do not as yet have sufficient operating revenue from the sales of our products to offset our losses, we do not expect to have any sufficient operating income from the sale of our products until at least 2008. We will continue to incur research and development and clinical trial expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development efforts, market acceptance and uncertainties concerning the success of sales efforts by us and Veridex, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

If our relationship with Veridex does not function effectively or is terminated, we may be unable to continue to commercialize effectively certain of our products based on our technologies in the field of cancer.

On May 31, 2007, we announced that we had filed a Demand for Arbitration against Veridex pursuant to which we are seeking termination of the 20-year exclusive worldwide agreement to market, sell and distribute our cancer diagnostic products and rescission of all licenses currently held by Veridex under that agreement, based on “repudiation and fundamental breaches by Veridex of its contractual, agency and other fiduciary obligations to market, sell and distribute our cancer diagnostic products.” We are also seeking monetary damages including compensatory damages of $220.2 to $254.2 million and punitive damages of $480 million.

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

On May 25, 2007, after Veridex was informed that we were discontinuing the audit and that we intended to file claims against it, Veridex sent us a notification asserting that we were in “material breach” of the current agreement. We believe that Veridex’s assertion is without merit. We have recorded approximately $4.5 million in legal fees associated with this action in the three months ended September 30, 2007 and $5.4 million in legal fees associated with this action in the nine months ended September 30, 2007.

In response to our arbitration demand, Veridex has filed an answer and counterclaim wherein it asserts, among other things, that Immunicon has failed to perform its development, manufacturing and quality assurance obligations pursuant to the Development Agreement and has violated Veridex’s exclusive right to sell Immunicon products. Veridex’s counterclaim originally claimed damages of $35.6 million. In a revised claim dated October 19, 2007, Veridex revised its claim and now seeks damages of $168 million for alleged breach of its obligation to refrain from selling products in the “Field of Cancer” except through Veridex. We believe that Veridex’s counterclaim, including its claim for damages, is without merit and therefore have not provided any reserve for any potential damages.

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

Immunicon Corporation and Subsidiaries

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

We may be unable to maintain our listing on The Nasdaq Global Market, which could cause our stock price to fall and decrease the liquidity of our common stock.

Our common stock is currently listed on the Nasdaq Global Market. Continued listing on the Nasdaq Global Market requires us to meet certain quantitative standards, including that we maintain at least $10 million in stockholders’ equity and that the closing price of our common stock not be less than $1.00 per share for 30 consecutive trading days.

We may be unable to maintain compliance with some of these requirements and, as such, may be subject to delisting proceedings by Nasdaq. Although we will have the opportunity to re-establish compliance prior to delisting, no assurance can be given that we will be able to continue to demonstrate compliance with all requirements for continued listing on the Nasdaq Global Market in the future, or that our stock will remain listed. To the extent that we are delisted from the Nasdaq Global Market, we believe that we will be able to list our shares on the Nasdaq Capital Market. If our securities are delisted from the Nasdaq Global Market, the liquidity for our securities could be adversely affected and our ability to raise additional capital could be impaired.

Item 6.	Exhibits.

10.1 # #	Executive Compensation (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 25, 2007).

31.1 #	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 #	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1 #	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2 #	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

#	Filed herewith
# #	Management contract or compensatory plan or arrangement.

Immunicon Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

IMMUNICON CORPORATION

Date: November 8, 2007	By:	/s/ BYRON D. HEWETT
Byron D. Hewett
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2007	By:	/s/ JAMES G. MURPHY
James G. Murphy
Senior Vice President, Finance and Administration, Chief Financial Officer
(Principal Financial and Accounting Officer)

Immunicon Corporation and Subsidiaries

EXHIBIT INDEX

Number	Description
10.1 # #	Executive Compensation (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on September 25, 2007).

31.1 #	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 #	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1 #	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2 #	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

#	Filed herewith
# #	Management contract or compensatory plan or arrangement.