Form 10-K
period 2007-12-31
IMMUNICON CORP
filed 2008-03-28
CIK 1083132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-28342

IMMUNICON CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	23-2269490
(State of Incorporation)	(I.R.S. Employer Identification Number)

3401 Masons Mill Road, Suite 100

Huntingdon Valley, Pennsylvania 19006

(Address of principal executive offices)

Registrant’s telephone number, including area code (215) 830-0777

Securities registered under Section 12(b) of the Exchange Act of 1934:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	Nasdaq Capital Market

Securities registered under Section 12(g) of the Exchange Act of 1934: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of the voting Common Stock held by nonaffiliates of the registrant, was approximately $56.7 million, based on closing price of $2.05 as reported by Nasdaq on June 29, 2007. For purposes of making this calculation only, the registrant has defined affiliates as including executive officers, directors and beneficial owners of more than 10% of the common stock of the registrant.

The number of shares of Immunicon Corporation Common Stock outstanding as of March 24, 2008 was 31,497,230.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2007 annual meeting of stockholders to be filed within 120 days after the end of the period covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

The information contained in this Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often preceded by words such as “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “assume,” “will” and similar expressions. We caution investors not to place undue reliance on the forward-looking statements contained in this report. Forward-looking statements included in this report relate to financing and capital needs and resources, product development, our relationship with Veridex, LLC, or Veridex, a Johnson & Johnson company, as well as our arbitration with Veridex, research, development and sales based milestones and related payments from Veridex, expansion of research and development activities and increases in research and development costs, instrument system and platform improvement activities and costs, our relationship with Twente University, and other such institutions and companies with which we have a contractual relationship, expansion of clinical trials and related costs, use of net proceeds from the sale of common stock and other funds, regulatory applications and requests for clearance intend to be submitted and regulatory clearances anticipated to be received and other statements regarding matters that are not historical facts. Forward-looking statements speak only as of the date of this report, reflect management’s current expectations and involve certain factors, such as risks and uncertainties, that may cause actual results to be far different from those suggested by our forward-looking statements. These factors include, but are not limited to, risks and uncertainties associated with our ability to continue as a going concern, our ability to remain listed on the Nasdaq Capital Market, the effects of our restructuring efforts, our dependence on Veridex, the effects of the negative outcome of the arbitration proceeding with Veridex, our capital and financing needs and the terms of our existing financing debt and credit arrangements, research and development and clinical trial expenditures, commercialization of the our product candidates, our ability to use licensed products and to obtain new licenses from third parties, our ability to manage growth, our ability to obtain necessary regulatory approvals, reliance on third-party manufacturers and suppliers, reimbursement by third-party payors to our customers for our products, compliance with applicable manufacturing standards, our ability to earn license and milestone payments under our agreement with Veridex, our ability to retain key management or scientific personnel, delays in the development of new products or to planned improvements to our products, effectiveness of our products compared to competitors’ products, protection of our intellectual property and other proprietary rights, conflicts with the intellectual property of third parties, product liability lawsuits that may be brought against us, labor, contract or technical difficulties, competitive pressures in our industry, other risks and uncertainties discussed under Item 1A, Risk Factors in this Annual Report on Form 10-K for the year ended December 31, 2007 and elsewhere in this report, and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

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

Business

Item 1.     Business

Overview

Our business principally involves the development, manufacture, marketing and sale of proprietary cell-based diagnostic and research products and certain service activities with a primary focus on cancer. We believe that our products can provide clinical benefits by giving physicians better information to understand, treat, monitor and predict outcomes. Our technologies can identify, count and characterize circulating tumor cells, or CTCs, and other rare cells present in a blood sample from a patient. We also employ our technologies to provide analytical services to pharmaceutical and biotechnology companies to assist them in the development of new therapeutic agents.

Relationship with and Arbitration with Veridex, LLC, Status of NASDAQ listing, Amendment of Certain Terms of Subordinated Notes and other Recent Material Events

In August 2000, we entered into a Development, License and Supply Agreement, or the DLS Agreement, with Ortho-Clinical Diagnostics, or OCD, a Johnson & Johnson company, which subsequently assigned all rights and obligations under the agreement to Veridex, LLC, or Veridex, also a Johnson & Johnson company. Under the terms of this agreement, we granted to Veridex a worldwide exclusive license within the field of cancer to commercialize cell analysis products incorporating our technologies.

Veridex is responsible for marketing our cancer diagnostic products including the CellSearch reagents. Adoption of our cancer diagnostic products to date had not been as rapid as we expected. As part of our efforts to better understand this declining growth rate, in April 2007, we notified Veridex of our intention to exercise our right to conduct a contract audit to ensure that Veridex was complying with its obligations under the DLS Agreement.

On May 31, 2007, we announced that we had filed a Demand for Arbitration against Veridex pursuant to which we were seeking termination of the 20-year exclusive worldwide agreement to market, sell and distribute our cancer diagnostic products and rescission of all licenses currently held by Veridex under the DLS Agreement, based on “repudiation and fundamental breaches by Veridex of its contractual, agency and other fiduciary obligations to market, sell and distribute our cancer diagnostic products.” We also sought monetary damages including compensatory damages of $220.2 to $254.2 million and punitive damages of $480 million.

Under the DLS Agreement, Veridex was appointed as exclusive sales agent, licensee and distributor responsible for selling cancer diagnostic products we developed and remitting royalties on the sales of reagent kits to us. In the arbitration, we alleged, among other things, that Veridex breached its “obligation to use its best efforts to market” those products and thereafter “reneg(ed) on its express commitment to engage and deploy sales representatives to personally promote, or ‘detail,’ the Immunicon products to doctors.” We further alleged, “(w)hile seriously damaging to us and to our shareholders, Veridex’s actions are depriving cancer patients—who are in severe need of the best treatment and testing—and their doctors of our US Food and Drug Administration, or FDA, cleared cancer diagnostic tests.” We further alleged in the arbitration that “Veridex refused outright to permit a meaningful audit of its performance as exclusive sales agent and licensee for selling and marketing the Immunicon products, and erected a series of other roadblocks to a meaningful audit.”

On May 25, 2007, after Veridex was informed that we were discontinuing the audit and that we intended to file claims against it, Veridex sent us a notification asserting that we were in “material breach” of the DLS Agreement. We have recorded approximately $12.6 million in legal fees associated with this action in the year ended December 31, 2007.

Business

Veridex’s answer and counterclaim asserted, among other things, that Immunicon had failed to perform its development, manufacturing and quality assurance obligations pursuant to the DLS Agreement and violated Veridex’s exclusive right to sell Immunicon products. Veridex’s counterclaim originally claimed damages of $35.6 million. In a revised claim dated October 19, 2007, Veridex revised its claim seeking damages of $168 million for alleged breach of our obligation to refrain from selling products in the “Field of Cancer” except through Veridex.

On March 3, 2008, the arbitrator in the arbitration proceedings issued a final award, or the Decision. In the Decision, the arbitrator determined that Veridex was not in breach of its “best efforts” marketing obligation and dismissed our claims. The arbitrator awarded Veridex approximately $304,000 in contract damages, pursuant to Veridex’s counterclaim in which Veridex had challenged our use of circulating tumor cell, or CTC reagents and analyzers as part of our “Pharma Service” business. The Decision also dictated that the arbitrator’s compensation and expenses of approximately $222,000 is to be paid equally by us and Veridex.

On November 12, 2007, we received a deficiency letter from The Nasdaq Stock Market indicating that we did not comply with Marketplace Rule 4450(a)(3), which required us to have a minimum of $10,000,000 in stockholders’ equity for continued listing on The Nasdaq Global Market. As a response, we submitted an application to transfer our listing from The Nasdaq Global Market to The Nasdaq Capital Market and were granted such listing. Continued listing on The Nasdaq Capital Market requires us to meet certain qualitative standards, including maintaining a certain number of independent Board members and independent audit committee members, and certain quantitative standards, including that we maintain at least $2.5 million in shareholders’ equity and that the closing price of our common stock not be less than $1.00 per share for 30 consecutive trading days.

On January 23, 2008, we received notice from the Nasdaq Capital Market, that the minimum bid price of our common stock had fallen below $1.00 for the previous 30 consecutive business days and that our common stock is, therefore, subject to delisting from the Nasdaq Capital Market. Nasdaq Marketplace Rule 4310(c)(4) requires a $1.00 minimum bid price for continued listing of an issuer’s common stock.

In accordance with Nasdaq Marketplace Rule 4310(c)(8)(D), we have until July 21, 2008 (180 calendar days from January 23, 2008) to regain compliance. No assurance can be given that we will regain compliance during that period. We can regain compliance with the minimum bid price rule if the bid price our common stock closes at $1.00 or higher for a minimum of 10 consecutive business days during the initial 180-day period, although Nasdaq may, in its discretion, require an issuer to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days (but generally no more than 20 consecutive business days) before determining that the issuer has demonstrated the ability to maintain long-term compliance. In addition, Nasdaq may send future notices to us regarding other violations of the Nasdaq compliance rules if we are unable to maintain compliance with these rules.

We are reviewing strategies related to the listing of our common stock on a publicly traded market; however, there can be no assurance we will be able to continue our listing on the The Nasdaq Capital Market. If that is the case, management intends to pursue a quotation of our common stock on the Over-the-Counter Bulletin Board, although we may not be able to successfully do so.

On February 29, 2008, we entered into, and consummated the transactions contemplated by, the Prepayment Agreement and Amendments, or the Prepayment Agreements, with each of the holders, or the Holders, of our 6.00% Subordinated Convertible Notes, or the Notes. The Notes were first issued December 6, 2006 in tandem with warrants, or the Warrants, to purchase shares of our common stock pursuant to that certain Securities Purchase Agreement, dated December 6, 2006, or the Purchase Agreement. Upon the terms and subject to the conditions of the Prepayment Agreements, the Holders exchanged $3,000,000 of original principal amount and accrued but unpaid interest on the Notes, or the Exchanged Debt, with us in exchange for the issuance of 3,571,433 shares of common stock in the

Business

aggregate to the Holders in a transaction exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. Immunicon also prepaid $8,500,000 of original principal amount and accrued but unpaid interest on the Notes to the Holders.

In addition, certain terms of the Notes were amended and restated, including to provide that we may prepay without penalty any amount of the principal and interest of the Notes by providing five business days notice to the Holders, subject to certain change of control premium obligations in the event of a prepayment in connection with a change of control, and we may list our common stock on the Over-the-Counter Bulletin Board, as well as other stock exchanges, in order to remain compliant with the covenants in the Note. Further, the “Available Cash Test”, as defined in the Notes, existing under the Notes was amended and restated such that the effective measurement date for the test will begin with the quarter ended December 31, 2008 and will be measured each quarter thereafter until the maturity of the Notes on December 6, 2009. The definition of “Events of Default” under the Notes was amended such that a breach or default under any agreement binding us that would result in an Event of Default specifically excludes a breach or default related to the DLS Agreement, to the extent such default or event of default arose out of or in connection with any matters related to our arbitration against Veridex.

In March 2008, Immunicon prepaid $3.3 million to Silicon Valley Bank, which represented the outstanding principal and interest remaining under its credit facility with Silicon Valley Bank.

We have incurred significant negative cashflow for several years due to lower than expected revenue, significant legal costs due to the arbitration and continuing efforts in research and development programs to improve our products and develop new products. Subsequent to fiscal year 2007, we have paid $8.5 million to the Holders in the transaction mentioned above and $5.7 million in legal costs from our arbitration. In order to reduce our cash burn, On March 10, 2008, we committed to actions to realign staff levels and incur certain expenses in order to better facilitate the Company’s current strategy, near-term outlook and ongoing operations. This initiative principally includes a workforce reduction of approximately 40% of the Company’s full-time equivalent staff, primarily in platform development programs, research and development of new products, marketing of current and new products and related roles at the Company. See note 17 to our Financial Statements for information on our restructuring plan. We are considering additional measures to reduce our cash burn. Our operations are subject to certain additional risks and uncertainties including, among others, uncertainties of adequate financing to continue as a going concern, dependence on Veridex to market our cancer diagnostic product candidates, the uncertainty of product development (including clinical trial results), regulatory clearance and approval, supplier and manufacturing dependence, competition, reimbursement availability, dependence on exclusive licenses and other relationships, uncertainties regarding patents and proprietary rights, dependence on key personnel, convertible debt covenants and other risks related to governmental regulations and approvals. We believe, however, that cash, cash equivalents and short term investments at December 31, 2007 will be sufficient to maintain operations through the third quarter of 2008.

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business. The report of our independent registered public accounting firm for the fiscal year ended December 31, 2007, contains an explanatory paragraph which states that we have incurred recurring losses from operations, capital deficiency and negative cashflows and, based on our operating plan and existing working capital, which raises substantial doubt about our ability to continue as a going concern. We will need additional funds to continue to fund our business beyond the third quarter of 2008. Our capital requirements will depend on several factors, including investment to implement our business strategy and seeking arrangements with corporate partners. Our inability to adequately raise funds to support the growth of our project portfolio will materially adversely affect our business.

Business

Overview of products and technology

As of March 1, 2008, Veridex has received FDA clearance for the use of the CellSearch Circulating Tumor Cell Kit, or CTC Kit, as an aid for monitoring patients with metastatic breast cancer, metastatic colorectal cancer and metastatic prostate cancer. We believe that our CTC Kit is the only cancer diagnostic test cleared by the FDA. CTC count predicts progression-free and overall survival and the kit is intended as an aid in monitoring patients with these metastatic cancers.

Veridex received 510(k) clearance from the FDA in January 2004 for in vitro diagnostic, or IVD, use of the Veridex CellSearch Circulating Tumor Cell Kit, or CTC Kit in the management of metastatic breast cancer (breast cancer that has spread beyond the primary breast tumor). Commercialization of our products for IVD use began in October 2004. In June 2005, we announced the release for sale of our next generation rare cell analysis platform, the CellTracks Analyzer II, which had replaced the CellSpotter Analyzer. Veridex received FDA clearance in October 2005 for expanded claims for the CellSearch CTC Kit in metastatic breast cancer. Veridex received FDA clearance in November 2007 for IVD use to monitor patients with metastatic colorectal cancer. In February 2008, Veridex received FDA clearance for IVD use to monitor patients with metastatic prostate cancer.

Our products are primarily intended for use as an integrated system, consisting of kits containing reagents for use with our instruments and other system components that enable physicians, and research scientists to collect, isolate, label, count and analyze CTCs and other rare cells and their derivative components such as DNA and chromosomes. CTCs can appear in extremely low number, sometimes as few as one or two CTCs in a test tube of blood that contains billions of cells of various types. Our clinical trials demonstrated that the presence of even a few CTCs in a blood sample is biologically and clinically important, as it predicts progression-free and overall survival. Therefore the test may be used as an aid in management of patient therapy.

Our products currently are being sold to hospitals, reference laboratories, large oncology practices, clinical research organizations, or CROs, and pharmaceutical/biotechnology companies under the terms of our agreement with Veridex. We have shipped our products to customers in the US, Canada, Europe, Japan and Asia. Our customer base includes some of the largest cancer treatment centers in these geographic areas as well as Quest Diagnostics Incorporated and SRL, Inc., the largest reference laboratories in the US and Japan, respectively. Quest Diagnostics Incorporated and SRL, Inc. and several other reference laboratories in the US have multiple instrument systems installed and offer testing for both CTCs and circulating endothelial cells, or CECs.

Complete systems are comprised of one cell analyzer and one CellTracks AutoPrep System. We recognize revenue for instrument placements at the time that all necessary conditions for the recognition of revenue have been met. Specifically, if we grant an evaluation period to the customer, recognition of revenue is delayed for a period of several months. Also, in certain instances, the customer may be provided with an opportunity to return the instrument to us. We therefore recognize the revenue associated with these instrument placements only at the point when all revenue recognition criteria have been met and that no continuing right of return remains.

A summary of cumulative instrument shipments and instruments sold as of December 31, 2007 is included below:

Instrument shipments	2007	2006	2005
Analyzers	150	85	47
CellTracks AutoPreps	137	77	42

Instrument sales
Analyzers	138	74	35
CellTracks AutoPreps	120	63	30

Business

We believe that our proprietary technologies may be used to further analyze CTCs by examining the sub-cellular components of the cells. We have developed techniques to evaluate the DNA and chromosomes in CTCs. Specific genes can be analyzed and may be useful to direct therapy, such as amplification of the HER2/neu gene that indicates that Herceptin or similar drugs may be effective. In addition, this technology can be used to confirm cancer by determining if more than two copies of a chromosome are present in a cell. This technology may be useful to confirm whether cancer is present when even a single CTC is present in a sample of blood.

Additionally, we believe that our proprietary technologies may have applications in fields of medicine other than cancer, such as cardiovascular and infectious diseases, which fields we may pursue on our own or with a commercial partner. In December 2004, we announced the release for sale of the CellTracks Endothelial Cell Kit for research use only. The CellTracks Endothelial Cell Kit is used in conjunction with our CellTracks AutoPrep System for blood sample preparation and our CellTracks Analyzer II to count and characterize circulating endothelial cells, or CECs, from whole blood. Endothelial cells form the lining of blood vessels and play a key role in the development of many diseases including cancer and cardiovascular diseases. Enumeration and characterization of CECs may provide insights into the nature of specific disease processes and response to treatment.

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

Based on findings from our pivotal clinical trials and research studies, we believe that our products will enable physicians to predict the likely time to disease progression and survival in metastatic breast, colorectal and prostate cancer more accurately and earlier than existing methods such as imaging. In our pivotal trials, the presence or absence of CTCs was highly predictive, both immediately before initiation of therapy as well as three to four weeks after initiation of therapy and beyond. By contrast, to evaluate response to therapy, imaging techniques typically can only provide useful information two to three months or longer after the initiation of therapy. As a result, using the CellSearch Circulating Tumor Cell Kit, physicians may be able to:

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

Business

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

Corporate Overview

We were incorporated in August 1983 in the Commonwealth of Pennsylvania as Immunicon Corporation. In December 2000, we merged with and into Immunicon Corporation, a Delaware corporation. As of December 31, 2007, we have received an aggregate of approximately $183.7 million from the sale of our equity securities and notes and have generated an accumulated deficit of approximately $167.6 million.

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

Business

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

Cancer diagnostics

According to statistics from the National Cancer Institute and the American Cancer Society, carcinomas are the most common types of cancer, accounting for approximately 86% of all cases. Carcinomas are malignant tumors that generally grow rapidly and destroy adjacent normal tissue and impair bodily functions. Carcinomas include breast, prostate, colorectal, lung and many other organ-specific cancers. The American Cancer Society report “Cancer Facts and Figures 2008” estimates that approximately 10.8 million Americans with a history of cancer were alive in January, 2004. This report also estimated that in 2008 over approximately 1.4 million Americans would be diagnosed with cancer and over 556,000 Americans would die from the disease.

We now have demonstrated the clinical usefulness of our products in aiding in the management of breast, colorectal and prostate cancer patients. These represent three of the four cancers which have the highest incidence. We selected breast cancer as the first application of our technologies because it is the most frequently diagnosed cancer among women and there are multiple treatments available for this disease. We believe these treatments need accurate and reliable monitoring tools. The American Cancer Society estimates that approximately 2.3 million women with a history of breast cancer were alive in January 2002. In 2008 approximately 184,000 people, primarily women, will be newly diagnosed with breast cancer and approximately 41,000 people will die from this disease. An estimated 108,070 cases of colon and 40,740 cases of rectal cancer are expected to occur in 2008. Colorectal cancer is the third most common cancer in both men and women. An estimated 49,960 deaths from colon and rectum cancer are expected to occur in 2008, accounting for 9% of all cancer deaths. An estimated 186,320 new cases of prostate cancer will occur in the US during 2008. Prostate cancer is the most frequently diagnosed cancer in men. With an estimated 28,660 deaths in 2008, prostate cancer is a leading cause of cancer death in men.

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

Business

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

Effective monitoring for recurrence

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

Business

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

Business

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

Sample analysis

CellTracks Analyzer II

CellTracks Analyzer II is a semi-automated fluorescence microscope for rare cell analysis. We received 510(k) clearance for the CellTracks Analyzer II for IVD use in March 2005 and the product has been commercialized.

EasyCount System

We are developing the EasyCount System as a simple, point-of-care analyzer that, together with associated reagents, is designed to count specific types of cells in whole blood. We plan to develop a menu of immunomagnetic applications which use the CellTracks MagNest cell presentation device, as well as slide-based applications for life science research.

Business

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

CellSearch Circulating Tumor Cell Kit

The CellSearch Circulating Tumor Cell Kit is a Veridex product that incorporates our proprietary technology and is intended for the enumeration of circulating tumor cells. The presence of CTC in the peripheral blood is associated with decreased progression free survival and decreased overall survival in patients treated for metastatic breast cancer. The test is to be used as an aid in the monitoring of patients with metastatic breast cancer. A CTC count of 5 or more per 7.5 mL of blood at any time during the course of the disease is predictive of shorter progression free survival and overall survival. We provide certain reagents in bulk to Veridex for final fill and finish of this kit. We have completed pivotal clinical trials in metastatic breast, colorectal and prostate cancer and met the primary and secondary endpoints in each trial. As of this date, Veridex has received FDA clearance for the use of the CellSearch test for monitoring metastatic breast, metastatic colorectal and metastatic prostate cancer.

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

CellTracks Endothelial Cell Kit

The CellTracks Circulating Endothelial Cell Kit and the CellTracks CEC Subset kits are our reagent kit that has been developed and commercialized for use in isolating and counting endothelial cells. Endothelial cells are involved in angiogenesis. This process is important for the growth of tumors and as a transport mechanism for CTCs involved in metastasis. Several anti-angiogenesis drugs are currently in clinical development. The CellTracks Endothelial Cell Kit may have application in the future in clinical trials as a tool to assess efficacy of anti-angiogenesis drugs as well as for monitoring cancer patients receiving such drugs, subject to regulatory approvals.

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

Business

Tumor Phenotyping Reagents for Cell Characterization

Tumor Phenotyping Reagents are research reagents for cell characterization. These reagents are fluorescently labeled antibodies that are used to characterize target cells and can be used to evaluate new therapies in clinical trials. For example, approximately 30% of breast cancer patients show higher than normal expression of the protein called HER2/neu, which indicates that treatment with Herceptin, or a similarly acting drug, may be appropriate. Our analyzer platforms can report the presence or absence of such markers, which may aid in the selection of patients for clinical trials involving these drugs and for advanced research applications. Ultimately, trials may be conducted to obtain clearance or approval from the FDA for direct use of these reagents in conjunction with specific drugs or classes of drugs. In 2005, we commercialized for RUO, an initial family of Tumor Phenotyping Reagents for markers that are implicated in cancer such as MUC-1, HER2neu and EGFR. We believe that there are opportunities to develop other Tumor Phenotyping Reagents in cancer and cell profile reagents for other types of rare cells, such as endothelial cells. We believe these reagents represent a potential product opportunity and would be a natural extension of our technologies.

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

Business

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

Business

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

Metastatic colorectal cancer.    In September 2006, we announced that we had achieved the primary and secondary endpoints associated with our pivotal clinical trial in metastatic colorectal cancer. The primary endpoint was that the number of CTCs 3-5 weeks after the initiation of therapy would correspond with a patient’s response to therapy as determined by imaging 6-12 weeks after initiation of therapy. The secondary endpoint was that the number of CTCs prior to and after the initiation of therapy would predict progression-free survival and overall survival. The prospective, multi-center trial was designed for longitudinal enumeration of CTCs in patients with metastatic colorectal carcinomas measurable by imaging. A total of 481 patients were enrolled into the trial. Imaging studies were performed prior to the initiation of therapy and at subsequent intervals of approximately 6-12 weeks. CTCs were measured at baseline, 1-2 and 3-5 weeks after the initiation of therapy, and at the time of all subsequent imaging studies (approximately every 6-12 weeks) using our technology. Veridex received FDA clearance for the use of the CellSearch test for the management of metastatic colorectal cancer in November 2007.

Metastatic prostate cancer.    In January 2007, we announced that we had met our primary endpoint associated with the pivotal clinical trial in metastatic androgen-independent prostate cancer. The primary endpoint was that CTC levels three-to-five weeks after the initiation of chemotherapy would predict overall survival. The study also showed that CTC levels predict overall survival at each of the tested time points. The prospective, multi-center trial using our CTC kit, was designed for longitudinal enumeration

Business

of CTCs in patients with metastatic androgen-independent prostate carcinomas about to start either their first or later line of chemotherapy. A total of 276 patients were enrolled into the trial between October 2004 and February 2006. All patients had whole-body bone scans performed prior to the initiation of therapy, and those with measurable disease had CT scans of the abdomen and pelvis performed prior to the initiation of therapy and at subsequent intervals following institutional guidelines. All patients had serum samples collected for prostate specific antigen (PSA) measurements at baseline and at approximately monthly intervals thereafter. CTCs were also measured at baseline and at approximately monthly intervals thereafter using our technology. Veridex received FDA clearance for the use of the CellSearch test for the management of metastatic prostate cancer in February 2008.

As shown below, we have demonstrated that the measurement of CTCs prior to the initiation of therapy as well as at multiple time points after the initiation of therapy predicts survival for patients with metastatic breast, metastatic colorectal and metastatic prostate cancer.

Figure 3. CTCs are predictive of overall survival for breast, colorectal and prostate cancer when measured prior to Initiation of Therapy

Business

Figure 4. CTCs are predictive of overall survival for breast, colorectal and prostate cancer when measured at multiple time points after the initiation of therapy

Other planned or on-going clinical studies

To further assess the value of measuring CTCs and endothelial cells in the blood of patients, we are currently conducting several ongoing clinical research trials. These clinical trials will be conducted in conjunction with medical institutions in the US and Europe. The completion dates for these trials are subject to change based on a variety of factors, including agreement with investigators on protocols, clearance by institutional review boards and product development status.

Breast and colorectal cancer.    We have ongoing pilot studies to determine if CTCs that appear before or after breast or colorectal cancer surgery can predict disease recurrence, time to disease recurrence and survival. We also completed the development of an assay that detects tumor cells in bone marrow of such patients have developed a cancer confirmatory assay that identifies chromosomal abnormalities in the cells. Any future trial to determine the risk profile for patients before and after primary therapy and for the detection of recurrence would be designed based on the results from these studies.

Prostate Cancer.    We have completed a pilot study to study the ability of mRNA related to CTCs to predict the presence of cancer in men undergoing a prostate biopsy for detection of prostate cancer. Samples from this study have been stored for future analysis by molecular means.

Endothelial cells.    We have developed and commercialized for RUO an assay to enumerate CECs in blood. We have initiated pilot studies to determine the prevalence of CECs in healthy donors and patients with a variety of diseases. First results of this survey were were published in Cytometry Part A in 2007. CECs were found to be elevated in a significant proportion of patients with metastatic carcinomas. To determine potential clinical utility of CECs the assay was incorporated in the ongoing trials in the metastatic colorectal and prostate cancer trials. We also initiated a pilot study in cardiovascular disease to confirm previous reported data on its clinical significance.

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

Business

screening trial for at least the next 12 months. Therefore, our obligation under our agreement with Veridex that requires us to pay certain clinical trial costs associated with the first cell analysis product for general population screening for a major cancer has not yet occurred.

Development, License and Supply Agreement with Veridex

Relationship with and Arbitration with Veridex, LLC

In August 2000, we entered into a DLS Agreement with Ortho-Clinical Diagnostics, or OCD, a Johnson & Johnson company, which subsequently assigned all rights and obligations under the agreement to Veridex, LLC, or Veridex, also a Johnson & Johnson company. Under the terms of this agreement, we granted to Veridex a worldwide exclusive license within the field of cancer to commercialize cell analysis products incorporating our technologies.

Veridex is responsible for marketing our cancer diagnostic products including the CellSearch reagents. Adoption of our cancer diagnostic products to date had not been as rapid as we expected. As part of our efforts to better understand this declining growth rate, in April 2007, we notified Veridex of our intention to exercise our right to conduct a contract audit to ensure that Veridex was complying with its obligations under the DLS Agreement.

On May 31, 2007, we announced that we had filed a Demand for Arbitration against Veridex pursuant to which we were seeking termination of the 20-year exclusive worldwide agreement to market, sell and distribute our cancer diagnostic products and rescission of all licenses currently held by Veridex under the DLS Agreement, based on “repudiation and fundamental breaches by Veridex of its contractual, agency and other fiduciary obligations to market, sell and distribute our cancer diagnostic products.” We also sought monetary damages including compensatory damages of $220.2 to $254.2 million and punitive damages of $480 million.

Under the DLS Agreement, Veridex was appointed as exclusive sales agent, licensee and distributor responsible for selling cancer diagnostic products we developed and remitting royalties on the sales of reagent kits to us. In the arbitration, we alleged, among other things, that Veridex breached its “obligation to use its best efforts to market” those products and thereafter “reneg(ed) on its express commitment to engage and deploy sales representatives to personally promote, or ‘detail,’ the Immunicon products to doctors.” We further alleged, “(w)hile seriously damaging to us and to our shareholders, Veridex’s actions are depriving cancer patients—who are in severe need of the best treatment and testing—and their doctors of our FDA cleared cancer diagnostic tests.” We further alleged in the arbitration that “Veridex refused outright to permit a meaningful audit of its performance as exclusive sales agent and licensee for selling and marketing the Immunicon products, and erected a series of other roadblocks to a meaningful audit.”

On May 25, 2007, after Veridex was informed that we were discontinuing the audit and that we intended to file claims against it, Veridex sent us a notification asserting that we were in “material breach” of the DLS Agreement. We have recorded approximately $12.6 million in legal fees associated with this action in the year ended December 31, 2007.

Veridex’s answer and counterclaim asserted, among other things, that Immunicon had failed to perform its development, manufacturing and quality assurance obligations pursuant to the DLS Agreement and violated Veridex’s exclusive right to sell Immunicon products. Veridex’s counterclaim originally claimed damages of $35.6 million. In a revised claim dated October 19, 2007, Veridex revised its claim seeking damages of $168 million for alleged breach of our obligation to refrain from selling products in the “Field of Cancer” except through Veridex.

On March 3, 2008, the arbitrator in the arbitration proceedings issued a final award, or the Decision. In the Decision, the arbitrator determined that Veridex was not in breach of its “best efforts” marketing

Business

obligation and dismissed our claims. The arbitrator awarded Veridex approximately $304,000 in contract damages, pursuant to Veridex’s counterclaim in which Veridex had challenged our use of circulating tumor cell, or CTC reagents and analyzers as part of our “Pharma Service” business. The Decision also dictated that the arbitrator’s compensation and expenses of approximately $222,000 is to be paid equally by us and Veridex.

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

We have also established a sales agency arrangement with Veridex with respect to our sample preparation and cell analysis systems, such as the CellTracks AutoPrep System, CellSpotter Analyzer and CellTracks II Analyzer. Under this arrangement, Veridex is our exclusive sales, invoicing and collecting agent and exclusive instrument and technical service provider for these systems in the field of cancer. Veridex is responsible for all expenses for marketing, sales and training, and we are responsible for all software development and validation as well as quality control and quality assurance. We are responsible for shipping systems pursuant to purchase orders received by Veridex. We are obligated to pay Veridex a commission on each sale or lease of these sample preparation and cell analysis systems of up to 15% of the invoice price, subject to a minimum gross profit margin, as defined, received by us on each system of 27.5%. Some customers may enter into a reagent rental agreement with Veridex, whereby the reagent price also carries an amortized cost of the instrument, based on an agreed test volume. In these cases, Veridex will pay us a percentage of the fully loaded cost of the instrument when it is placed in the account. We are responsible for the costs associated with the one-year warranty period. Veridex has the option under the agreement to convert the sales agency relationship to a sole distributorship arrangement upon 12 months’ notice. Under this distributor arrangement, we are required to supply Veridex based on the forecasts that Veridex is required to provide to us and the actual orders for these systems placed with us by Veridex.

We are responsible for developing these cell analysis products and our cell analysis systems under the development plan. We are also responsible for managing and administering all clinical trials under the development plan. This plan is subject to the approval of a joint steering committee comprised of members designated by us and Veridex. Veridex has the majority of votes on this committee, although the entire agreement is subject to arbitration provisions in the event of any disputes that may arise. We must pay the first $5 million in clinical trial costs for the first cell analysis product for general population screening for a major cancer, and Veridex is responsible for the next $5 million of such clinical trial costs. We have agreed to negotiate in good faith for the allocation of costs in excess of $10 million. As of December 31, 2007 we have incurred no costs related to clinical trials for a product for general population screening and we do not anticipate spending any funds on clinical trials toward such a product for at least the next 12 months.

Beginning with commercialization of the first IVD product under this agreement, which occurred in October 2004, we are required to invest in certain research and development activities an amount equal to at least 10% of Veridex’s net sales, excluding revenues from instrument sales, from these products. These research and development activities may consist of any activities, such as product improvements, product line extensions and clinical trials, conducted to achieve the milestones described below, to advance the development program designed by the steering committee for this agreement, or to enhance the cancer-related cell analysis products or sample preparation and cell analysis systems based on our

Business

technologies. However, beginning with the first calendar year after the amount of these net sales exceeds $250 million we are only required to invest an amount equal to at least 8.5% of these net sales. We believe that we exceeded our funding obligation under this section of the agreement for the year ended December 31, 2007.

The DLS Agreement with Veridex provides for a total of up to $10.5 million in non-refundable license and milestone payments related to research and development activities, including up to $1.5 million for the initial license and up to $9.0 million related to the completion of certain instrument and clinical trial milestones. We have received $6.9 million as of December 31, 2007. We have also continuously reviewed the status of the remaining development milestones and, where appropriate, have renegotiated the development requirement and payment terms. We do not believe that these renegotiations will have a material adverse effect on our product development or financial position. We expect to earn the remaining $3.6 million in development milestone payments over the next three to five years.

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

The DLS Agreement has an initial term of 20 years and is automatically renewed for three-year terms unless earlier terminated. There are various conditions that allow either party to terminate the agreement, including a material breach by either party or by mutual agreement. Veridex also may terminate for additional reasons including upon a change of control of us, as defined in the DLS Agreement, at any time prior to commercialization of any cell analysis products under the agreement with or without reason upon 180 days’ prior written notice, or at any time following commercialization of the first cell analysis product under the agreement with or without reason upon 24 months’ prior written notice. At this time we believe the latter provision is in effect due to initiation of commercialization in 2004. In certain circumstances of termination, Veridex may, at its option, retain certain worldwide rights to sell our cell analysis products if it agrees to pay us any unpaid license and milestone payments and an ongoing net sales royalty. Johnson and Johnson Development Corporation, a wholly-owned subsidiary of Johnson & Johnson, Inc., beneficially own approximately 6% of our common stock.

Other Collaborations

In addition to our agreement with Veridex, we entered into a number of license, supply, research, development, manufacturing and marketing agreements relating to our products and technologies.

Business

Diagnostic HYBRIDS

In December 2006, we entered into a license, development, supply and distribution agreement with Diagnostic Hybrids, Inc., or DHI, to develop and commercialize products in the field of clinical virology diagnostics, starting with a panel of multiplex respiratory virus and sexually transmitted infectious disease assays. In consideration for the grant of the rights and licenses under this agreement, we will receive a license fee from DHI as well as research and development support fees. We will share revenue from any products resulting from this agreement in the ratio of 41% and 59% paid to us and DHI, respectively.

KREATECH Biotechnology of Amsterdam, The Netherlands

In January 2006, we entered into a license agreement with Kreatech Biotechnology B.V., or Kreatech, under which Kreatech granted to us a royalty-bearing, non-exclusive, non-transferable license to offer for sale, sell, distribute, import, and export to resellers and end users reagents processed using Kreatech’s Universal Linkage System technology for use with our imaging technologies and instrument platforms. In consideration for the grant of the rights and licenses under this agreement, we paid to Kreatech an initial license fee.

In April 2007, we entered into a new agreement with Kreatech (“Cross-License Agreement”) wherein the terms and conditions of this initial agreement were terminated and the research collaboration was expanded. Under the Cross-License Agreement, we have provided an exclusive right to Kreatech to utilize certain of our technologies to improve existing Kreatech products and to manufacture and supply such improved products in exchange for the exclusive right to sell these products in North America. As a result of the new Cross-License Agreement, the old license fee was fully amortized.

As a result of the negative outcome of the arbitration we reviewed our long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-lived Assets, or SFAS 144. Our investment and license agreement with Kreatech are the principal long-lived assets which were subject to such review. We recorded a non-cash impairment charge of $940,000 for our license agreement with Kreatech and $107,000 non-cash impairment charge for our investment in Kreatech. These impairments are based on the deterioration in financial condition of the respective companies and substantial doubt about Kreatech’s ability to continue to fulfill its obligations and earn the remaining milestones. The impairment charge for the license agreement is recorded in our selling, general and administrative expenses and the impairment related to the investment in Kreatech is recorded in other income and expense in our Consolidated Statement of Operations.

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

Business

SALES AND MARKETING

Commercialization of cancer products

Veridex is responsible for worldwide sales, marketing, distribution and service in the cancer market for products based on our technologies that use intact cells. Veridex has established its own marketing organization and sales force to sell to commercial reference and hospital laboratories. The products currently available for sale for IVD use through Veridex include the CellSave Preservative Tube, CellTracks AutoPrep System, CellTracks Analyzer II, the CellSearch Circulating Tumor Cell Kit and the CellSearch CTC Control Kit. The CellSearch Profile Kit, two CellSearch tumor Profiling Reagents and the CellSearch Endothelial Cell kit are sold by Veridex for RUO. These products are in use in reference laboratories, large cancer centers, pharmaceutical companies, contract research organizations and several large oncology group practices in the United States. Veridex has also placed systems in academic centers in Europe and in Japan including SRL, the largest reference laboratory in Japan.

Pharmaceutical development market

We believe that our products can be used to aid pharmaceutical and biotechnology companies with therapeutic development programs. We offer assay development services and clinical laboratory testing services to pharmaceutical and biotechnology companies. In addition, we and Veridex market our cancer products to reference laboratories and CROs that service the pharmaceutical and biotechnology industry and directly to pharmaceutical and biotechnology companies. We have entered into a number of agreements with various pharmaceutical companies such as Pfizer, Astra Zeneca and Novartis relating to ongoing collaboration that incorporate our technology into their drug development programs. As a result of the arbitration, we continue to evaluate our “Pharma Service” business.

Reimbursement

Veridex has responsibility for obtaining coverage and reimbursement from major national and regional managed care organizations and insurance carriers throughout the US and internationally. Positive coverage decisions have been secured in many states for the CellSearch CTC test. Most of the third-party payor organizations independently evaluate new diagnostic products by reviewing the published literature or the Medicare coverage and reimbursement policy on the specific diagnostic product.

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

Business

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

Manufacturing and Supply

Our facilities currently comprise approximately 46,945 square feet, of which 8,000 square feet of space are dedicated to manufacturing of bulk reagents and instruments at our Huntingdon Valley, PA location. Our manufacturing operations are required to be conducted in accordance with the FDA’s current Good Manufacturing Practices, or cGMP, requirements in the FDA’s quality system regulations, or QSRs, and our space and manufacturing processes have been designed to comply with these cGMP and QSRs. QSRs require, among other things, that we maintain documentation and process controls in a prescribed manner with respect to manufacturing, testing and quality control. We are subject to FDA inspections to verify compliance with QSRs. We are currently certified as being in compliance with the ISO 13485 standard, and we obtained the Conformite´ Europeene, or CE mark, which is required for our products to be sold in the European Union.

We manufacture bulk reagents, the disposable components of the CellSearch Circulating Tumor Cell Kit and certain ancillary products. We purchase basic raw materials and perform value-added manufacturing processes such as bulk formulation and in some cases, packaging, at our facility. Certain raw materials used in the manufacturing of our reagent products are available from a limited number of sources, such as Invitrogen Corporation, Prozyme, Inc., International Specialty Products and Supelco, a subsidiary of Sigma-Aldrich Co. We acquire these raw materials on a purchase order basis. To date, we have not experienced any significant interruption in supply from these vendors. We believe that manufacturing capacity at our instrument suppliers is sufficient for continued commercialization of our IVD products. Sparton Medical Systems, formerly Astro Instrumentation LLC, based in Strongsville, Ohio, manufactures both the CellTracks AutoPrep System and the CellTracks Analyzer II. HEI, Inc. based in Boulder, Colorado, manufactures the EasyCount System under contract. Kendall, a Covidien Group company, manufactures the CellSave Preservative Tube for us. We manufacture the bulk cell preservative

Business

reagent under a non-exclusive license from Streck Laboratories, Inc., or Streck. We ship this bulk reagent to Kendall for filling and packaging.

Intellectual Property and Proprietary Information

Protection of our intellectual property is a strategic priority for our business, and we rely on a combination of patent, trademark, copyright and trade secret laws to protect our interests. We seek US and international patent protection for our processes, reagents and other components of diagnostic products, instrument system platforms and their major components, and all other commercially important technologies we develop. We have obtained trademark registrations for “Immunicon”, the Immunicon logo, CellTracks AutoPrep logo, CellSpotter Analyzer logo, “CellSpotter”, “AutoPrep”, “EasyCount”, “Viasure”, “Magnest” and “CellTracks” and we continue to file trademark registration applications in preparation for commercial distribution activities on future products. In addition, much of the proprietary software and related information utilized in our instrument systems is protected by our copyright rights or by such rights that we have licensed.

We have obtained patents or filed patent applications on a number of our technologies, including important patents and patent applications relating to the use of our cell separation and enrichment technologies, cancer diagnostic methodologies and FISH technology. If valid and enforceable, these patents may give us a means of blocking competitors from using similar or alternative technology to compete directly with our products. We also have certain proprietary trade secrets that are not patentable or for which we have chosen to maintain secrecy rather than file for patent protection. With respect to proprietary know-how that is not patentable, we have chosen to rely on trade secret protection and confidentiality agreements to protect our interests.

We also have exclusively in-licensed significant intellectual property, including patents and know-how, related to our cell analysis instrumentation and cell isolation and enrichment products.

As of March 3, 2008 our intellectual property portfolio of issued patents and pending patent applications, which we believe provides patent coverage for our proprietary technologies and products, consisted of 156 issued patents or patent applications, as follows:

➢	39 issued US patents, including two US design patents;

➢	18 US non-provisional patent applications;

➢	9 US provisional patent applications;

➢	20 foreign patents, including 6 foreign design patents;

➢	65 foreign patent applications that are in various national stages of prosecution; and

➢	5 foreign patent applications not at the national stage.

Each of the foreign filings corresponds in subject matter to a US patent filing.

The patents covering our cancer-related products will expire from February 2019 to June 2023 for issued patents and pending applications when issued, respectively. Our patents relating to our immunomagnetic particle technology will expire from July 2019 to October 2020 for issued patents and pending applications when issued, respectively. Our patents relating to our instrumentation platforms will expire between June 2019 and December 2024 for issued patents and pending applications when issued, respectively. Our patent filings covering supportive technology, related to control cells, instrument disposable cartridge designs and apparatus for cellular enrichment, when issued, will expire between August 2019 and November 2024.

Business

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

Business

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

The CellSearch Circulating Tumor Cell Kit, along with our CellSpotter Analyzer, has received clearance through the de novo review process. Our CellSave Preservative Tube, our CellPrep System, our CellTracks AutoPrep System and our CellTracks Analyzer II have received clearance through the 510(k) process. In total, our products have received a total of 13 510(k) clearances.

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

Business

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

Continuing regulation

Products may only be promoted by us and any of our distributors for indications approved or cleared by the FDA. The FDA has actively enforced regulations prohibiting the marketing of products for unapproved uses. Violations of the FDA regulations may result in agency enforcement action. The FDA periodically inspects facilities to ascertain compliance with these and other requirements.

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

EMPLOYEES

As of December 31, 2007, we had 96 employees at two facilities, consisting of one facility at our corporate address in Huntingdon Valley, PA and another facility in Enschede, The Netherlands. Ten of these employees hold Ph.D. degrees and one of these employees holds an M.D. and a Ph.D. degree. Of the 88 full-time and 8 part-time employees, 45 are directly involved in research and development, and 16 are involved in manufacturing operations. Six of our full time employees and one of our part-time employees are employed in The Netherlands. None of our employees are represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages and we consider our relations with our employees to be good.

In November 2005, we announced that our board of directors approved a top management succession plan under which Byron D. Hewett, assumed the title of President and Chief Executive Officer and was elected as a member of the board, effective on January 1, 2006. Edward L. Erickson served as Executive Chairman of our board of directors through March 31, 2006. Thereafter, Mr. Erickson continued as

Business

Chairman of our board of directors in a non-executive capacity. At the June 2007 scheduled shareholders meeting, Mr. Erickson did not stand for re-election to the Board.

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

On February 29, 2008, James G. Murphy, our former Chief Financial Officer tendered his resignation to our Board, pursuant to which Mr. Murphy resigned his position as our Senior Vice President, Finance and Administration and Chief Financial Officer. Mr. Murphy’s resignation was effective on March 14, 2008. Mr. Murphy’s resignation was not as a result of any disagreement with Immunicon on any matter relating to our operations, policies or practices and Mr. Murphy will work closely with our management to ensure a smooth transition.

On March 10, 2008, we took certain actions to realign staff levels and incurred certain expenses in order to better facilitate our current strategy, near-term outlook and ongoing operations. This initiative principally included a workforce reduction of approximately 40% of our full-time equivalent staff, primarily in platform development programs, research and development of new products, marketing of current and new products and related roles. After giving effect to the staff reduction we now have approximately 55 full time equivalent staff as of March 24, 2008.

This restructuring reflects, and is a result of the detailed analysis of, several factors, including our revenue outlook and current expense structure; the adverse March 3, 2008 final award in our arbitration with Veridex, and the potential effect of the final award on our commercialization efforts; our desire to reduce its cost structure; our desire to preserve stockholder value; and management’s assessment of continued risk and uncertainty regarding the ability at the present time to extrapolate with confidence instrument placement and revenue growth rates.

We anticipate taking a charge in the first fiscal quarter of 2008 of up to approximately $1.3 million for severance and other costs related to this restructuring. All of the anticipated cash charge will be related to employee termination costs.

James L. Wilcox and Michael Kagan were terminated as part of the restructuring from their current respective positions of Vice President and Chief Counsel and Vice President, Manufacturing and Engineering. Mr. Wilcox and Mr. Kagan’s release was effective as of March 10, 2008. Mr. Wilcox and Mr. Kagan’s terminations were not as a result of any disagreement with Immunicon on any matter relating to our operations, policies or practices.

Our Board appointed Teresa O. Lipcsey as its new principal accounting officer, effective as of March 14, 2008. Ms. Lipcsey assumed the role of principal accounting officer from James G. Murphy, whose resignation as Immunicon’s Senior Vice President, Finance and Administration and Chief Financial Officer was effective as of March 14, 2008.

Risk Factors

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

The report of our independent registered public accounting firm for the fiscal year ended December 31, 2007, contains an explanatory paragraph which states that we have incurred recurring losses from operations, accumulated deficit, and negative cash flows from operations which raises substantial doubt about our ability to continue as a going concern. We have incurred significant net losses since we began operations in 1983. As of December 31, 2007, we had an accumulated deficit of $167.6 million. For the three years ended December 31, 2007, 2006 and 2005 we had net losses of $25.2 million, $24.0 million and $26.9 million, respectively. These losses have resulted primarily from costs incurred in our research and development programs and from our general and administrative expenses. Because our operating expenses may increase in the near term, we will need to generate significant additional revenue to achieve profitability. As we do not as yet have sufficient operating revenue from the sales of our products to offset our expenses, we do not expect to have sufficient operating income from the sale of our products in the near future. We will continue to incur research and development and clinical trial expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development efforts, market acceptance and uncertainties concerning the success of sales efforts by us and Veridex, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

We will require additional capital to fund our operations and obligations.

We believe that we will be able to finance our capital requirements and operations, at least, through the third quarter of 2008. As of December 31, 2007, we had cash, cash equivalents and short-term investments of $32.8 million. We will need additional funds to continue to fund our business in 2009 and beyond. Our capital requirements will depend on several factors, including:

➢	Expenditures and investments to implement our business strategy;

➢	The level of research and development investment required to maintain our market and technology position;

➢	Our ability to enter into new agreements with collaborative partners or to extend the terms of our existing collaborative agreements, and the terms of any agreement of this type;

➢	The success rate of our efforts associated with milestones and royalties;

➢	Our ability to successfully commercialize products developed independently and the demand for such products;

Risk Factors

➢	The timing and willingness of strategic partners and collaborators to commercialize our products that would result in royalties; and

➢	Costs of recruiting and retaining qualified personnel.

We may seek additional funds through public and private securities offerings, arrangements with corporate partners, borrowings under lease lines of credit or other sources. Our inability to raise adequate funds to support the growth of our project portfolio will materially adversely affect our business. If we cannot raise additional capital, we will have to implement one or more of the following remedies:

➢	Continue to reduce our capital expenditures;

➢	Further scale back our research and development efforts;

➢	Further scale back our commercialization efforts;

➢	Further significantly reduce our workforce;

➢	Seek to license to others products or technologies that we otherwise would seek to commercialize ourselves, and/or

➢	Curtail or cease operations.

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

We have a “going-concern explanatory paragraph” in our report of independent registered public accounting firm which may make capital raising more difficult and may require us to scale back or cease operations.

The report of our independent registered public accounting firm in respect of the 2007 fiscal year, included elsewhere in this annual report includes an explanatory going concern paragraph which raises substantial doubt to continue as a going concern, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. Although we have successfully funded the Company, to date, there is no assurance that our capital raising efforts will be able to attract the additional capital or other funds needed to sustain our operations. The going concern qualification from our auditors may make it more difficult for us to raise funds. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, investors may lose a portion or all of their investment.

Risk Factors

Our restructuring may have an adverse impact on our current employees and on our ability to retain and attract management and other key personnel and on our other arrangements with third parties.

On March 10, 2008, we undertook actions to reduce staff levels and incurred certain expenses in order to better facilitate our current strategy, near-term outlook and ongoing operations. This initiative, or the Restructuring, principally included a workforce reduction of approximately 40% of our full-time equivalent staff, primarily in platform development programs, research and development of new products, marketing of current and new products and related roles.

The planning and implementation of our Restructuring has placed, and will continue to place, a strain on our managerial, operational and other resources. We cannot assure you that the Restructuring will enable us to reduce our costs to the extent anticipated. The workforce reduction could also result in reduced productivity by our remaining employees, which in turn may affect our business and financial results in future quarters. We cannot assure you that future reductions or adjustments to our workforce will not be made or that productivity issues associated with such reductions will not recur.

Our success depends largely upon the continued service of our remaining senior management and scientific staff and our ability to retain these personnel. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. We face intense competition for such personnel from other pharmaceutical companies, academic institutions, government entities and other organizations. We cannot assure you that we will be successful in retaining our remaining personnel. The loss of any of our key remaining employees could adversely affect our business and cause significant disruption in our operations.

In addition, certain third party partners in product development and clinical trials may try to terminate their contracts with us in light of the result of our arbitration against Veridex and our Restructuring. If such a situation arises, we will be forced to show such third party that we are still able to perform our obligations under the respective agreement with such third party; however, if we are unsuccessful in doing so, a third party may have sufficient cause to terminate its agreement with us.

If our relationship with Veridex does not function effectively or is terminated, we may be unable to continue to commercialize effectively certain of our products based on our technologies in the field of cancer.

We entered into the DLS Agreement with Veridex, under which we granted to Veridex a worldwide exclusive license in the field of cancer to commercialize cell analysis products based on our technologies. We also appointed Veridex as our exclusive sales, invoicing and collection agent for our cell analysis instrumentation in cancer. If Veridex fails to meet its obligations under the DLS Agreement or fails to deploy adequate resources to commercialize products such that our relationship with Veridex does not function effectively, we will suffer substantial losses, and if Veridex does not allow us to terminate the DLS Agreement or to commercialize products on our own, we have no reservation of rights under the DLS Agreement to step in and commercialize products. While Veridex has the exclusive right under the DLS Agreement to market, distribute and conduct field, technical, customer service and certain manufacturing finishing operations for these products, Veridex has very limited obligations to perform these functions under this agreement. For example, the agreement does not require Veridex to meet any minimum levels with respect to sales, marketing personnel or other marketing expenditures, and Veridex may terminate this agreement with or without reason at any time by providing us with 24 months’ prior written notice. Veridex may also terminate this agreement if we are in material breach or are acquired by a competitor in the IVD field. If Veridex were to fail to meet its obligations under this agreement or fail to deploy adequate resources to commercialize products under this agreement or terminate this agreement:

➢	we would incur significant delays and expense in the commercialization of these products;

Risk Factors

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

Under our agreement with Veridex, we are required to invest an amount ranging from between 8.5% and 10% of total net product sales by Veridex, excluding revenue from cell analysis system sales, in research and development for cancer related cell analysis products.

As stated earlier, on March 3, 2008, the arbitrator in proceedings brought by us against Veridex, issued a final decision. In the decision, the arbitrator determined that Veridex was not in breach of its “best efforts” marketing obligation and dismissed our claims. The arbitrator awarded Veridex approximately $304,000 in contract damages pursuant to Veridex’s counterclaim in which Veridex had challenged our use of circulating tumor cell, or CTC reagents and analyzers as part of our “Pharma Service” business. Despite the arbitration and the result, we continue to work closely with Veridex to jointly execute on commercializing cell analysis products based on our technologies. In addition, we continue to evaluate our business, including our existing “Pharma Service” business, in light of the decision in the arbitration.

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

To accomplish this, we, as well as Veridex, will need to convince oncologists, primary care physicians, surgeons, laboratory professionals, pharmaceutical and biotechnology companies and other members of the medical and biotechnology communities of the benefits of these products and services through published papers, presentations at scientific conferences and additional clinical trials. For example, the 2007 treatment guidelines and recommendations of the American Society of Clinical Oncology states that, “the measurement of circulating tumor cells (CTCs) should not be used to make the diagnosis of breast cancer or to influence any treatment decisions in patients with breast cancer” and that the use of “the recently US Food and Drug Administration-cleared test for CTCs in patients with metastatic breast cancer cannot be recommended until additional validation confirms the clinical value of this test.” If we and Veridex are not successful in these efforts to convince the medical community of the benefit of our products, the market acceptance for these products and services could be limited. Additionally, if ongoing or future clinical trials result in unfavorable or inconsistent results, these products and services may not achieve market acceptance. Other factors that might influence market acceptance of these products and services include the following:

➢	evidence of clinical utility;

➢	ability to obtain sufficient third-party coverage or reimbursement;

➢	convenience and ease of administration;

Risk Factors

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

Risk Factors

If the third-party manufacturers we rely on either refuse or are unable to successfully manufacture certain of our products, we may be unable to commercialize these products.

We have limited commercial manufacturing experience and capabilities. We currently assemble or perform final assembly, test and release of the CellTracks Analyzer II and CellTracks AutoPrep System, as well as bulk reagents and other associated products used with the CellTracks AutoPrep System, at our facility located in Huntingdon Valley, Pennsylvania. We currently have adequate manufacturing capacity to meet anticipated demand for 2006 and 2007. However, in order to meet anticipated demand thereafter, we will likely have to expand our manufacturing processes and facilities or increase our reliance on third-party manufacturers. Under our agreement with Veridex, we might be required to establish a third manufacturing facility or qualify a contract manufacturer in the future. We might encounter difficulties in expanding our manufacturing processes and facilities or in expanding our relationships with third-party manufacturers and might be unsuccessful in overcoming these difficulties. In that event, our ability to meet product demand could be impaired or delayed.

We face additional risks inherent in operating a single manufacturing facility for those products we manufacture ourselves. We do not have alternative production plans in place or alternative facilities available at this time. If there are unforeseen shutdowns to our facility, we will be unable to satisfy customer orders on a timely basis with respect to these products. We rely currently and intend to continue to rely significantly in the future on third-party manufacturers to produce some of our products. For example, we are dependent on a small, private contract design, engineering and manufacturing company, Astro Instrumentation, LLC, or Astro, for our CellTracks AutoPrep System and for certain components of the CellTracks Analyzer II. If Astro loses key personnel or encounters financial or other difficulties, they may be unable to continue to manufacture this system and provide ongoing design and engineering support for commercialization and future enhancements of this system, and we may have difficulty replacing them. In addition, we currently use a third-party manufacturer for our CellSave Preservative Tube. We are dependent on these third-party manufacturers to perform their obligations in a timely and effective manner and in compliance with FDA and other regulatory requirements. If these third-party manufacturers fail to perform their obligations, our competitive position and ability to generate revenue could be adversely affected in a number of ways, including:

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

Risk Factors

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

We and any third-party manufacturers on which we currently rely or will rely in the future, including those we rely on to produce our CellTracks AutoPrep System and CellSave Preservative Tube, must continuously adhere to the current good manufacturing practices, or cGMP, set forth in the FDA’s quality system regulations, or QSRs, and enforced by the FDA through its facilities inspection program. In complying with QSRs, we and any of our third-party manufacturers must expend significant time, money and effort in design and development, testing, production, record-keeping and quality control to assure that our products meet applicable specifications and other regulatory requirements. The failure to comply with these specifications and other requirements could result in an FDA enforcement action, including the seizure of products and shut down of production. We or any of these third-party manufacturers also may be subject to comparable or more stringent regulations of foreign regulatory authorities, which include compliance with ISO 13485 2003 and the European Union’s in vitro Diagnostic Directive 98/97/EC. If we or any of our third-party manufacturers fail to comply with these regulations, we might be subject to regulatory action, which could delay or curtail our ability to develop, and Veridex’s and our ability to commercialize, products based on our technologies.

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

Risk Factors

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

Risk Factors

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

Risk Factors

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

Risk Factors

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

Risk Factors

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

Risk Factors

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

RISKS RELATING TO OUR COMMON STOCK AND INDEBTEDNESS

We may be unable to maintain our listing on The Nasdaq Capital Market, which could cause our stock price to fall and decrease the liquidity of our common stock.

On November 12, 2007, we received a deficiency letter from The Nasdaq Stock Market indicating that we did not comply with Marketplace Rule 4450(a)(3), which required us to have a minimum of $10,000,000 in stockholders’ equity for continued listing on The Nasdaq Global Market. The staff of The Nasdaq Stock Market noted that our reported stockholders’ equity of $8,653,000 in our Quarterly Report on Form 10-Q for the period ended September 30, 2007. As a response, we decided to submit an application to transfer our listing from The Nasdaq Global Market to The Nasdaq Capital Market and we were granted such listing.

As such, our common stock is currently listed on The Nasdaq Capital Market, or Nasdaq. Continued listing on Nasdaq requires us to meet certain qualitative standards, including maintaining a certain number of independent Board members and independent audit committee members, and certain quantitative standards, including that we maintain at least $2.5 million in shareholders’ equity and that the closing price of our common stock not be less than $1.00 per share for 30 consecutive trading days.

On January 23, 2008, we received notice from Nasdaq that the minimum bid price of our common stock had fallen below $1.00 for the last 30 consecutive business days and that our common stock is, therefore, subject to delisting from the Nasdaq Capital Market. Nasdaq Marketplace Rule 4310(c)(4) requires a $1.00 minimum bid price for continued listing of an issuer’s common stock.

In accordance with Nasdaq Marketplace Rule 4310(c)(8)(D), we have until July 21, 2008 (180 calendar days from January 23, 2008) to regain compliance. No assurance can be given that we will regain compliance during that period. We can regain compliance with the minimum bid price rule if the bid

Risk Factors

price our common stock closes at $1.00 or higher for a minimum of 10 consecutive business days during the initial 180-day period, although Nasdaq may, in its discretion, require an issuer to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days (but generally no more than 20 consecutive business days) before determining that the issuer has demonstrated the ability to maintain long-term compliance. If compliance is not achieved by July 21, 2008, we will be eligible for another 180-day compliance period (until January 17, 2009) if we meet the Nasdaq initial listing criteria as set forth in Nasdaq Marketplace Rule 4310(c) other than the minimum bid price requirement. No assurance can be given that Immunicon will be eligible for the additional 180-day compliance period or, if applicable, that it will regain compliance during any additional compliance period. In addition, Nasdaq may send future notices to us regarding other violations of the Nasdaq compliance rules.

We are reviewing strategies related to the listing of our common stock on a publicly traded market; however, there can be no assurance we will be able to continue our listing on Nasdaq. If that is the case, management intends to pursue the quotation of our common stock on the Over-the-Counter Bulletin Board, although we may not be able to successfully do so.

If our stock is delisted from The Nasdaq Capital Market or our share price declines significantly, then our stock may be deemed to be penny stock.

If our common stock is considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. Because of these additional obligations, some brokers may be unwilling to effect transactions in our stock. This could have an adverse effect on the liquidity of our common stock and the ability of investors to sell their common stock. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

The market price of our common stock may be highly volatile.

We cannot assure you that an active trading market for our common stock will exist at any time. Holders of our common stock may not be able to sell shares quickly or at the market price if trading in our common stock is not active. For the year ended December 31, 2007, our average daily trading volume was approximately 96,000 shares. Substantially all of the 27.8 million shares outstanding are eligible for sale in the public market. The trading price of our common stock is likely to be highly volatile in response to various factors, many of which are beyond our control, including:

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

Risk Factors

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

In addition, the stock market in general, the Nasdaq Capital Market and the market for technology companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of biotechnology and life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources.

The future sale of our common stock, the exercise of outstanding options and warrants and the conversion of outstanding convertible notes could negatively affect our stock price and cause dilution.

As of December 31, 2007, options to purchase 3,483,701 shares of our common stock and warrants to purchase 1,509,163 shares of our common stock were outstanding. As of December 31, 2007, we did not have any outstanding options and warrants that were exercisable and “in the money”. “In the money” means that the current market price of the common stock is above the exercise price of the shares subject to the warrant or option. As of December 31, 2007, we also had nonvested shares grants totaling 429,145 outstanding. These grants represent outright grants of our common stock which will vest variably through 2010. The issuance of common stock upon the exercise of these options, warrants and restricted common stock grants could adversely affect the market price of the common stock or result in substantial dilution to our existing stockholders. In addition, in December of 2006, we sold $30 million of convertible subordinated notes, which were accompanied by warrants to purchase 1,466,994 shares of our common stock (included in the warrant total above). The convertible subordinated notes and the accompanying warrants are convertible and exercisable, respectively, into shares of common

Risk Factors

stock at $4.09 per share. The conversion price of the subordinated convertible notes and the exercise price of the accompanying warrants and the number of shares that can be acquired on conversion or exercise thereof, respectively, may also be adjusted if we sell shares of common stock or securities convertible into shares of common stock at prices below the conversion/exercise price then in effect. The conversion of the subordinated promissory notes and/or and the exercise of the accompanying warrants could result in significant additional dilution to our holders of common stock and would not result in any additional proceeds to us.

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

Risk Factors

Despite the restructuring of our subordinated convertible notes, our indebtedness and debt service obligations may adversely affect our cash flows.

On February 29, 2008, we entered into, and consummated the transactions contemplated by, the Prepayment Agreement and Amendments, or the Prepayment Agreements, with each of the holders, or the Holders, of our 6.00% Subordinated Convertible Notes, or the Notes. The Notes were first issued December 6, 2006 in tandem with warrants, or the Warrants, to purchase shares of our common stock pursuant to that certain Securities Purchase Agreement, dated December 6, 2006, or the Purchase Agreement. Upon the terms and subject to the conditions of the Prepayment Agreements, the Holders exchanged $3,000,000 of original principal amount and accrued but unpaid interest on the Notes (the “Exchanged Debt”) with us in exchange for the issuance of 3,571,433 shares of common stock in the aggregate to the Holders in a transaction exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. We also prepaid $8,500,000 of original principal amount and accrued but unpaid interest on the Notes to the Holders.

In addition, certain terms of the Notes were amended and restated, including to provide that we may prepay without penalty any amount of the principal and interest of the Notes by providing five business days notice to the Holders, subject to certain change of control premium obligations in the event of a prepayment in connection with a change of control, and we may list our common stock on the Over-the-Counter Bulletin Board, as well as other stock exchanges, in order to remain compliant with the covenants in the Notes. Further, the “Available Cash Test” existing under the Notes was amended and restated such that the effective measurement date for the test will begin with the quarter ended December 31, 2008 and will be measured each quarter thereafter until the maturity of the Notes on December 6, 2009. The definition of “Events of Default” under the Notes were amended such that a breach or default under any agreement binding us that would result in an Event of Default specifically excludes a breach or default related to the DLS Agreement, to the extent such default or event of default arose out of or in connection with any matters related to our arbitration against Veridex.

Despite these amendments to the Notes and the Purchase Agreement, should we be unable to satisfy our interest and principal payment obligations under the Notes through the issuance of shares of our common stock or are unable to pay those obligations in available cash, we may have to further amend and restructure the Notes, limit our operations or run the risk of triggering an Event of Default under the Notes. In addition, should we be unable to satisfy our payment obligations under any of our other debt or credit facility obligations, we may have to restructure, limit or cease our operations.

Our aggregate indebtedness could have significant additional negative consequences, including, but not limited to:

➢

requiring the dedication of a substantial portion of our expected cash flow from operations to service the indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures;

➢	increasing our vulnerability to general adverse economic and industry conditions;

➢	limiting our ability to obtain additional financing;

➢	limiting our flexibility to plan for, or react to, changes in our business and the industry in which we compete; and

➢	placing us at a possible competitive disadvantage to competitors with less debt obligations and competitors that have better access to capital resources.

Unresolved Staff Comments

The Notes provide that upon the occurrence of various events of default and change of control transactions, the holders would be entitled to require us to repay the Notes for cash, which could leave us with little or no working capital for operations or capital expenditures.

The Notes allow the holders thereof to require us to repay the Notes upon the occurrence of various events of default, such as the termination of trading of our common stock on a qualified stock market or the Over-the-Counter Bulletin Board quotation system or a breach by us of the covenants set forth in the Notes, including the “Available Cash Test,” as well as specified change of control transactions. In such a situation, we may be required to repay all or part of the Notes, including any accrued interest and penalties. Some of the events of default include matters over which we may have little or no control. If an event of default or a change of control occurs, we may be unable to repay the full price in cash. Even if we were able to prepay the full amount in cash, any such repayment could leave us with little or no working capital for our business. We have not established a sinking fund for payment of our obligations under our Notes, nor do we anticipate doing so.

We may not have sufficient funds to make required payments on the Notes.

Our liquidity position is constrained by the operating losses from our business. As a result, we may not have sufficient funds to make the interest and principal payments on the Notes when due, either at maturity or upon the occurrence of various events of default or specified change of control transactions. If we do not have sufficient funds to make these payments, we will have to obtain an alternative source of funds, including sales of our assets or assets of our subsidiaries or sales of our equity securities or capital. We cannot assure you that we will be able to obtain sufficient funds to meet our payment obligations under the Notes or maintain compliance with the covenants in the Notes through any of these alternatives or that we will be permitted by our senior lenders to obtain funds through any of these alternatives. In the event that we are not able to make the required payments at maturity or otherwise, we will be forced to seek alternatives, including seeking additional debt financing or equity financing or a potential reorganization under Chapter 11 of the United States Bankruptcy Code.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Our facilities currently comprise approximately 46,945 square feet, of which 8,000 square feet of space is dedicated to manufacturing of bulk reagents and instruments at our Huntingdon Valley, PA location. Our current space is adequate to support our ongoing operations. The lease expires on January 31, 2012, although we can elect to terminate the lease any time after May 10, 2006 subject to an early termination payment.

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

Legal Proceedings

Item 3.    Legal Proceedings

On May 31, 2007, we announced that we had filed a Demand for Arbitration against Veridex pursuant to which we were seeking termination of the 20-year exclusive worldwide agreement to market, sell and distribute our cancer diagnostic products and rescission of all licenses currently held by Veridex under the DLS Agreement, based on “repudiation and fundamental breaches by Veridex of its contractual, agency and other fiduciary obligations to market, sell and distribute our cancer diagnostic products.” We also sought monetary damages including compensatory damages of $220.2 to $254.2 million and punitive damages of $480 million.

Under the DLS Agreement, Veridex was appointed as exclusive sales agent, licensee and distributor responsible for selling cancer diagnostic products we developed and remitting royalties on the sales of reagent kits to us. In the arbitration, we alleged, among other things, that Veridex breached its “obligation to use its best efforts to market” those products and thereafter “reneg(ed) on its express commitment to engage and deploy sales representatives to personally promote, or ‘detail,’ the Immunicon products to doctors.” We further alleged, “(w)hile seriously damaging to us and to our shareholders, Veridex’s actions are depriving cancer patients—who are in severe need of the best treatment and testing—and their doctors of our US Food and Drug Administration, or FDA, cleared cancer diagnostic tests.” We further alleged in the arbitration that “Veridex refused outright to permit a meaningful audit of its performance as exclusive sales agent and licensee for selling and marketing the Immunicon products, and erected a series of other roadblocks to a meaningful audit.”

On May 25, 2007, after Veridex was informed that we were discontinuing the audit and that we intended to file claims against it, Veridex sent us a notification asserting that we were in “material breach” of the DLS Agreement. We have recorded approximately $12.6 million in legal fees associated with this action in the year ended December 31, 2007.

Veridex’s answer and counterclaim asserted, among other things, that Immunicon had failed to perform its development, manufacturing and quality assurance obligations pursuant to the DLS Agreement and violated Veridex’s exclusive right to sell Immunicon products. Veridex’s counterclaim originally claimed damages of $35.6 million. In a revised claim dated October 19, 2007, Veridex revised its claim and sought damages of $168 million for alleged breach of our obligation to refrain from selling products in the “Field of Cancer” except through Veridex.

On March 3, 2008, the arbitrator in the arbitration proceedings issued a final award, or the Decision. In the Decision, the arbitrator determined that Veridex was not in breach of its “best efforts” marketing obligation and dismissed our claims. The arbitrator awarded Veridex approximately $304,000 in contract damages, pursuant to Veridex’s counterclaim in which Veridex had challenged our use of CTC reagents and analyzers as part of our “Pharma Service” business.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Nasdaq Capital Market under the symbol “IMMC”. Trading of our common stock commenced on April 16, 2004, following completion of our IPO. On November 16, 2007, our stockholders’ equity fell below the $10 million minimum requirement for continued listing on the Nasdaq Global Market. On December 7, 2007, we announced that the Nasdaq Stock Market approved our application to transfer the listing of our common stock to the Nasdaq Capital Market and Immunicon’s common stock began trading on the Nasdaq Capital Market, and ceased trading on the Nasdaq Global Market. On January 23, we received notice from Nasdaq Capital Market that our minimum bid price had fallen below $1.00 for 30 consecutive business days and that our securities are subject to delisting from the Nasdaq Capital Market. In accordance with section 4310(c)8 of the Nasdaq Marketplace Rules, we have until July 31, 2008 to regain compliance.

The following table sets forth, for the periods indicated, the high and low closing prices for our common stock as reported by the Nasdaq Global and Capital Markets:

	Fiscal Year 2007		Fiscal Year 2006
	High	Low	High	Low
First Quarter	$3.500	$2.730	$4.200	$3.050
Second Quarter	$3.000	$1.780	$5.530	$3.960
Third Quarter	$1.970	$0.920	$6.050	$3.820
Fourth Quarter	$1.230	$0.830	$4.650	$2.630

On March 24, 2008, the last reported sale price of our common stock on the Nasdaq National Market was $0.30 per share. On March 24, 2008, we had approximately 137 holders of record of our common stock.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Our business principally involves the development, manufacture, marketing and sale of proprietary cell-based diagnostic and research products and certain service activities with a primary focus on cancer. We believe that our products can provide significant clinical benefits by giving physicians better information to understand, treat, monitor and predict outcomes for their patients. Our technologies can identify, count and characterize circulating tumor cells, or CTCs, and other rare cells present in a blood sample from a patient. We also employ our technologies to provide analytical services to pharmaceutical and biotechnology companies to assist them in the development of new therapeutic agents. We operate in one business segment, have our principal offices in Huntingdon Valley, Pennsylvania, and maintain a small research and clinical development laboratory in the Netherlands.

In August 2000, we entered into a Development, License and Supply Agreement, or DLS Agreement, with Ortho-Clinical Diagnostics, or OCD, a Johnson & Johnson company, which subsequently assigned all rights and obligations under the agreement to Veridex, LLC, or Veridex, also a Johnson & Johnson company. Under the terms of this agreement, we granted to Veridex a worldwide exclusive license within the field of cancer to commercialize cell analysis products incorporating our technologies.

Veridex is responsible for marketing our cancer diagnostic products including the CellSearch reagents. Adoption of our cancer diagnostic products to date had not been as rapid as we expected. As part of our efforts to better understand this declining growth rate, in April 2007, we notified Veridex of our intention to exercise our right to conduct a contract audit to ensure that Veridex was complying with its obligations under the DLS Agreement.

On May 31, 2007, we announced that we had filed a Demand for Arbitration against Veridex pursuant to which we were seeking termination of the 20-year exclusive worldwide agreement to market, sell and distribute our cancer diagnostic products and rescission of all licenses currently held by Veridex under the DLS Agreement, based on “repudiation and fundamental breaches by Veridex of its contractual, agency and other fiduciary obligations to market, sell and distribute our cancer diagnostic products.” We also sought monetary damages including compensatory damages of $220.2 to $254.2 million and punitive damages of $480 million.

Under the DLS Agreement, Veridex was appointed as exclusive sales agent, licensee and distributor responsible for selling cancer diagnostic products we developed and remitting royalties on the sales of reagent kits to us. In the arbitration, we alleged, among other things, that Veridex breached its “obligation to use its best efforts to market” those products and thereafter “reneg(ed) on its express commitment to engage and deploy sales representatives to personally promote, or ‘detail,’ the Immunicon products to doctors.” We further alleged, “(w)hile seriously damaging to us and to our shareholders, Veridex’s actions are depriving cancer patients—who are in severe need of the best treatment and testing—and their doctors of our US Food and Drug Administration, or FDA, cleared cancer diagnostic tests.” We further alleged in the arbitration that “Veridex refused outright to permit a meaningful audit of its performance as exclusive sales agent and licensee for selling and marketing the Immunicon products, and erected a series of other roadblocks to a meaningful audit.”

On May 25, 2007, after Veridex was informed that we were discontinuing the audit and that we intended to file claims against it, Veridex sent us a notification asserting that we were in “material breach” of the DLS Agreement. We have recorded approximately $12.6 million in legal fees associated with this action in the year ended December 31, 2007.

Veridex’s answer and counterclaim asserted, among other things, that Immunicon had failed to perform its development, manufacturing and quality assurance obligations pursuant to the DLS Agreement and

Management’s Discussion and Analysis of Financial Condition and Results of Operations

violated Veridex’s exclusive right to sell Immunicon products. Veridex’s counterclaim originally claimed damages of $35.6 million. In a revised claim dated October 19, 2007, Veridex revised its claim and sought damages of $168 million for alleged breach of our obligation to refrain from selling products in the “Field of Cancer” except through Veridex.

On March 3, 2008, the arbitrator in the arbitration proceedings issued a final award, or the Decision. In the Decision, the arbitrator determined that Veridex was not in breach of its “best efforts” marketing obligation and dismissed our claims. The arbitrator awarded Veridex approximately $304,000 in contract damages, pursuant to Veridex’s counterclaim in which Veridex had challenged our use of circulating tumor cell, or CTC reagents and analyzers as part of our “Service” business.

On November 12, 2007, we received a deficiency letter from The Nasdaq Stock Market indicating that we did not comply with Marketplace Rule 4450(a)(3), which required us to have a minimum of $10,000,000 in stockholders’ equity for continued listing on The Nasdaq Global Market. As a response, we submitted an application to transfer our listing from The Nasdaq Global Market to The Nasdaq Capital Market and were granted such listing. Continued listing on The Nasdaq Capital Market requires us to meet certain qualitative standards, including maintaining a certain number of independent Board members and independent audit committee members, and certain quantitative standards, including that we maintain at least $2.5 million in shareholders’ equity and that the closing price of our common stock not be less than $1.00 per share for 30 consecutive trading days.

On January 23, 2008, we received notice from The Nasdaq Capital Market, that the minimum bid price of our common stock had fallen below $1.00 for the last 30 consecutive business days and that our common stock is, therefore, subject to delisting from the Nasdaq Capital Market. Nasdaq Marketplace Rule 4310(c)(4) requires a $1.00 minimum bid price for continued listing of an issuer’s common stock.

In accordance with Nasdaq Marketplace Rule 4310(c)(8)(D), we have until July 21, 2008 (180 calendar days from January 23, 2008) to regain compliance. No assurance can be given that we will regain compliance during that period. We can regain compliance with the minimum bid price rule if the bid price our common stock closes at $1.00 or higher for a minimum of 10 consecutive business days during the initial 180-day period, although Nasdaq may, in its discretion, require an issuer to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days (but generally no more than 20 consecutive business days) before determining that the issuer has demonstrated the ability to maintain long-term compliance. In addition, Nasdaq may send future notices to us regarding other violations of the Nasdaq compliance rules if we are unable to maintain compliance with these rules.

We are reviewing strategies related to the listing of our common stock on a publicly traded market; however, there can be no assurance we will be able to continue our listing on The Nasdaq Capital Market. If that is the case, management intends to pursue the quotation of our common stock on the Over-the-Counter Bulletin Board, although we may not be able to successfully do so.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

On February 29, 2008, we entered into, and consummated the transactions contemplated by, the Prepayment Agreement and Amendments, or the Prepayment Agreements, with each of the holders, or the Holders, of our 6.00% Subordinated Convertible Notes, or the Notes. The Notes were first issued December 6, 2006 in tandem with warrants, or the Warrants, to purchase shares of our common stock pursuant to that certain Securities Purchase Agreement, dated December 6, 2006, or the Purchase Agreement. Upon the terms and subject to the conditions of the Prepayment Agreements, the Holders exchanged $3,000,000 of original principal amount and accrued but unpaid interest on the Notes (the “Exchanged Debt”) with us in exchange for the issuance of 3,571,433 shares of common stock in the aggregate to the Holders in a transaction exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. Immunicon also prepaid $8,500,000 of original principal amount and accrued but unpaid interest on the Notes to the Holders.

In addition, certain terms of the Notes were amended and restated, including to provide that we may prepay without penalty any amount of the principal and interest of the Notes by providing five business days notice to the Holders, subject to certain change of control premium obligations in the event of a prepayment in connection with a change of control, and we may list our common stock on the Over-the-Counter Bulletin Board, as well as other stock exchanges, in order to remain compliant with the covenants in the Note. Further, the “Available Cash Test”, as defined in the Notes, existing under the Notes was amended and restated such that the effective measurement date for the test will begin with the quarter ended December 31, 2008 and will be measured each quarter thereafter until the maturity of the Notes on December 6, 2009. The definition of “Events of Default” under the Notes was amended such that a breach or default under any agreement binding us that would result in an Event of Default specifically excludes a breach or default related to the DLS Agreement, to the extent such default or event of default arose out of or in connection with any matters related to our arbitration against Veridex.

In March 2008 Immunicon prepaid $3.3 million to Silicon Valley Bank which represented the outstanding principal and interest remaining under its credit facility with Silicon Valley Bank.

We have incurred significant negative cashflow for several years due to a lower than expected revenue, significant legal costs due to the arbitration and continuing efforts in research and development programs to improve our products and develop new products. Subsequent to fiscal year 2007, we have paid $8.5 million to the Holders in the transaction mentioned above and $5.7 million in legal costs from our arbitration. In order to reduce our cash burn, On March 10, 2008, we committed to actions to realign staff levels and incur certain expenses in order to better facilitate the Company’s current strategy, near-term outlook and ongoing operations. This initiative principally includes a workforce reduction of approximately 40% of the Company’s full-time equivalent staff, primarily in platform development programs, research and development of new products, marketing of current and new products and related roles at the Company. See Subsequent Event under Liquidity and Capital Resources for information on our restructuring plan. We are considering additional measures to reduce our cash burn. Our operations are subject to certain additional risks and uncertainties including, among others, uncertainties of adequate financing to continue as a going concern, dependence on Veridex to market our cancer diagnostic product candidates, the uncertainty of product development (including clinical trial results), regulatory clearance and approval, supplier and manufacturing dependence, competition, reimbursement availability, dependence on exclusive licenses and other relationships, uncertainties regarding patents and proprietary rights, dependence on key personnel, convertible debt covenants and other risks related to governmental regulations and approvals. We believe, however, that cash, cash equivalents and short term investments at December 31, 2007 will be sufficient to maintain operations through the third quarter of 2008.

The consolidated financial statements included herein have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business. The report of our independent registered public accounting firm for the

Management’s Discussion and Analysis of Financial Condition and Results of Operations

fiscal year ended December 31, 2007, contains an explanatory paragraph which states that we have incurred recurring losses from operations, capital deficiency and negative cashflows and, based on our operating plan and existing working capital, raises substantial doubt about our ability to continue as a going concern. We will need additional funds to continue to fund our business beyond the third quarter of 2008. Our capital requirements will depend on several factors, including investment to implement our business strategy and seeking arrangements with corporate partners. Our inability to raise adequate funds to support the growth of our project portfolio will materially adversely affect our business.

Impairment Charge

As a result of the negative outcome of the arbitration we reviewed our long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-lived Assets, or SFAS 144. Our investment in property and equipment, license agreement with Kreatech and our investment in Kreatech are the principal long-lived assets which were subject to such review. We recorded a non-cash impairment charge of $1.6 million for our property and equipment. This impairment charge is primarily related to our leasehold improvements and is based on an orderly liquidation value methodology. Management is responsible for the valuation and considered a number of factors including internal and third party valuations and appraisals when estimating fair value.

In addition, we recorded a non-cash impairment charge of $940,000 for our license agreement with Kreatech and $107,000 non-cash impairment charge for our investment in Kreatech. These impairments are based on the deterioration in financial condition of the respective companies and substantial doubt about Kreatech’s ability to continue to fulfill its obligations and earn the remaining milestones. The impairment charge for the license agreement is recorded in our selling, general and administrative expenses and the impairment related to the investment in Kreatech is recorded in other income and expense in our Consolidated Statement of Operations.

The table below summarizes the impact of the impairment charges on our consolidated statement of operations:

	Impairment charge
	Investment of Kreatech	Kreatech’s license	Property & equipment	Total
	(in thousands)
Cost of services	$—	$—	$518	$518
Research and development expense	—	—	944	944
Selling,general and administrative expense	—	940	138	1,078
Interest and other income (expense)	107	—	—	107

Total impairment charge	$107	$940	$1,600	$2,647

DHI collaboration

In December 2006, we entered into a definitive license, development, supply and distribution agreement with Diagnostic HYBRIDS, Inc., or DHI, to develop and commercialize products in the field of clinical virology diagnostics, starting with a panel of multiplex respiratory virus and sexually transmitted disease assays. This product portfolio will be developed for the EasyCount platform. The agreement is in effect for a period ending on the fifth anniversary of the commencement of the commercial period and either party may elect to extend the original term for an additional five years. We received an up front non-refundable license fee of $500,000 and are eligible for an additional $1.0 million upon approval by the FDA for the first initial product. In addition, the agreement provided for us to receive six quarterly

Management’s Discussion and Analysis of Financial Condition and Results of Operations

payments of $200,000 each beginning in January 2007 to assist us in developing an instrument system and reagents for this collaboration. We have received four payments totaling $800,000 in 2007. Under the agreement we will manufacture and supply DHI with their requirements for bulk reagents and DHI will manufacture and supply the detection reagents. We will receive 41% of the revenue from the sale of these reagents. DHI will act as our distributor for instrument systems and will be responsible for all expenses for marketing, sales, distribution and training.

Kreatech

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

In April 2007, we entered into a new agreement with Kreatech (“Cross-License Agreement”) wherein the terms and conditions of the initial agreement were terminated, the research collaboration was expanded and the old license fee was fully amortized. Under the Cross-License Agreement, we have provided an exclusive right to Kreatech to utilize certain of our technologies to improve existing Kreatech products and to manufacture and supply such improved products in exchange for the exclusive right to sell these products in North America.

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

We simultaneously entered into a Stock Purchase Agreement where we agreed to purchase Kreatech Series D Preferred Stock. Upon signing the Stock Purchase Agreement and the Cross-License Agreement, we paid Kreatech $500,000 and received 1.7 million shares of Series D Preferred Stock. We made a milestone payment of $250,000 in October 2007 as Kreatech met the feasibility requirements and received 830,000 shares of Series D Preferred Stock. We made a milestone payment of $250,000 in December 2007 as Kreatech met a development requirement and received 830,000 shares of Series D Preferred Stock. We have agreed to make additional payments of approximately $500,000 based on the achievement by Kreatech of certain development milestones. We expect the remainder of the milestones will be achieved by the end of the second quarter in 2008.

We performed various analyses, including estimates of future cash flow to determine the allocation of the value of the cash paid to Kreatech between the cross-license and the Series D Preferred Stock. Based on these analyses we determined that we would allocate 90% of the fair value to the cross-license and 10% to the Series D Preferred Stock.

As mentioned above, pursuant to SFAS 144, during the fourth quarter of fiscal 2007, we recorded an impairment charge of $940,000 for our license agreement with Kreatech and $107,000 charge for our investment in Kreatech. See Subsequent Event section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue

We derive revenue from instrument and reagent product sales, sales of services to pharmaceutical and biotechnology companies, license agreements and milestone achievements.

We initiated sales activities for instrument platforms and reagent kits for RUO in the first quarter of 2004 and for IVD use in October 2004.

Instrument systems are comprised of one CellTracks Analyzer II and one CellTracks AutoPrep. For the year ended December 31, 2007, we recognized revenue from the sale of 64 CellTracks Analyzer II instruments and 57 CellTracks AutoPrep instruments and recorded $9.7 million in instrument sales.

Our reagent revenue consists of test kits sold by Veridex, in which we share a portion of the revenue and also our own consumable products. Although the test kits are sold to third party customers, Veridex collects and remits our portion to us and therefore we record it as related party revenue.

Under our contracted research and development arrangements, we provide pharmaceutical and biotechnology companies services to accelerate their programs ranging from CellCapture kits for pre-clinical research to biomarker assay development during early clinical development to rare cell analysis to performing clinical trials testing with pharmaceutical companies for research use only. This revenue is included in service revenue.

Research and development expenses

Our research and development expenses consist principally of expenses incurred in developing reagent product kits, instrument platforms and ancillary products, as well as the clinical research and trial costs to test these kits and systems. These expenses consist primarily of:

➢	salaries and related expenses for personnel; and

➢	payments to third parties for instrument development activities and for research related support, expenses for materials consumed in research experiments, clinical research and clinical trials; and

➢	fees paid to professional service providers in conjunction with independently monitoring our clinical trials and acquiring and evaluating data in conjunction with our clinical trials.

We expense research and development costs as incurred. We believe that significant investment in product development is a competitive necessity and plan to continue these investments in order to realize the potential of our product candidates and proprietary technologies.

Each of our research and development programs is subject to risks and uncertainties, including the requirement to obtain regulatory approval for our clinical trials that are outside of our control. As a result of these risks and uncertainties, we are unable to predict the period in which we will achieve profitability. For example, we may experience slow adoption of our cancer diagnostic products or our applications for clearance and approval from the FDA to market our products may be subject to delays or rejections for a variety of reasons. Moreover, the product candidates we are developing must overcome significant technological and marketing challenges before they can be successfully commercialized.

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

Interest income and expense

Interest income consists of interest earned on our cash, cash equivalents and investments. Investment holdings for the year ended December 31, 2007 consists primarily of federal agency notes and investment grade debt securities. We have the intent and the ability to hold all of our debt securities until maturity and have recorded them at amortized cost. Interest expense consists of interest incurred on debt financings, including our convertible subordinated notes.

Value of conversion rights and warrant value

We value certain provisions of the Notes and related warrants separately in accordance with various accounting guidance pronouncements, including SFAS 133 and EITF 00-19. As such, we have recorded a liability for both the warrants and conversion features. The warrants and conversion features are required to be adjusted to their fair value at each reporting date as a charge or credit to earnings. The fair value of these warrants is primarily affected by our stock price, but is also affected by our stock price volatility, expected life and the risk-free interest rates. The fair value of the conversion rights is primarily affected by our stock price, but is also affected by our stock price volatility, interest volatility, expected life and our incremental borrowing rate. The $11.2 million in income in 2007 related to the fair value of these warrants and the fair value of the conversion rights results primarily from the decrease in our stock price from December 31, 2006 to December 31, 2007. If our stock price increases in the future and assuming that the volatility of our stock price and the risk-free or incremental borrowing interest rates remain constant, the fair value of the warrants and conversion features would increase and we would recognize an expense to earnings. Conversely, if the price of our stock decreases and these factors remain constant, the fair value of the warrants and the conversion feature will decrease and we will recognize income.

For more information on the Notes, see our Overview section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

➢	accounting for research and development expenses;

➢	estimating the value of our equity instruments for use in stock-based compensation;

➢	derivative financial instruments; and

➢	accounting for income taxes.

Revenue recognition

We derive revenues from instrument and reagent product sales, sales of services to pharmaceutical and biotechnology companies, license agreements and milestone achievements. We recognize revenue on product sales in accordance with the SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition in Financial Statements, or SAB 104, when persuasive evidence of an arrangement exists, the contract price is fixed or determinable, the product or accessory has been delivered, title and risk of loss have passed to the customer, and collection of the resulting receivable is reasonably assured. We recognize revenue for instrument placements at the time that all necessary conditions for the recognition of revenue have been met. Specifically, if we grant an evaluation period to the customer, recognition of revenue is delayed for a period of several months. Also, in certain instances, the customer may be provided with an opportunity to return the instrument to us. We therefore recognize the revenue associated with these instrument placements only at the point when it is clear that all revenue recognition criteria have been met and that no continuing right of return remains.

We record revenue from services provided as part of research and development support agreements and milestone payments under collaborations with third parties. We examine each contract and consider the appropriate revenue recognition in accordance with SAB 104 and Emerging Issue Task Force, or EITF, 00-21, Revenue Recognition with Multiple Deliverables, or EITF 00-21. We evaluate all deliverables in our collaborative agreement to determine whether it represents separate units of accounting. Deliverables qualify for separate accounting treatment if they have stand-alone value to the customer and if there is objective evidence of fair value for the undelivered items. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values. If the arrangement is a single unit of accounting, the revenue recognition policy must be determined for the entire arrangement. Under the arrangements where the license fees and research and development activities can be accounted for as a separate unit of accounting, nonrefundable upfront fees are deferred and recognized as revenue on a straight-line basis over the expected term of our continued involvement in the research and development process. Revenues from the achievement of research and development milestones, if deemed substantive, are recognized as revenue when the milestones are achieved, and milestone payments are due and collectible. Milestones are substantive if the milestone is nonrefundable, achievement was not reasonably assured at inception, substantive effort was put forth in meeting the milestone and the amount of the appears reasonable in relation to the effort put forth. If these conditions are not met, we recognize a proportionate amount of the milestone payment upon receipt as revenue and the remaining portion will be deferred and recognized as revenue as we complete our performance obligation.

In accordance with SAB 104, up-front non-refundable license fees are recorded as deferred revenue and recognized over the estimated development period. Since August 2000, we have earned and received $6.9 million in license and milestone payments from Veridex. License and milestone payments are deferred and amortized on a straight-line basis over the product development period as defined for each specific product.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Inventory capitalization

Inventories are stated at the lower of cost or market with cost determined under the first-in/first-out, or FIFO method. We include in inventory the raw materials that can be used in both production and internal research projects. These research projects costs are expensed as part of research and development costs when consumed.

The valuation of inventory requires us to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires us to estimate the demand for our products. If our actual demand is less than our estimates for specific products and we fail to reduce manufacturing output accordingly, we could be required to write down additional inventory, which would have a negative impact on our gross margin. The write-down for estimated obsolete and excess inventory is therefore based on our collective judgment regarding the realistic and potential future demand for each product and is inherently subjective.

Accounting for research and development expenses

Our research and development expenses are primarily composed of costs associated with product development for our cancer diagnostic products. Future research and development expenses may be directed toward development of non-cancer products such as products that may be used to diagnose and identify infectious diseases. Costs incurred to date include the development costs for instrument platforms, clinical trial and development costs and the costs associated with non-clinical support activities such as manufacturing process development and regulatory services. Clinical development costs represent internal costs for personnel; external costs incurred at clinical sites and contracted payments to third-party CROs to perform certain clinical trials. We have a discovery research effort, which is conducted in part on our premises by our scientists and in part through collaborative agreements with academic laboratories. Most of our research and development expenses are the result of the internal costs related directly to our employees.

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

We have elected to value our employee stock options using the Black-Scholes method and have applied the assumptions described in the notes to the financial statements. These assumptions describe expected volatility, anticipated term of the options and the risk-free interest rate. We used historical volatility in the assumptions for the expected volatility. In selecting the historical volatility approach we had reviewed similar entities as well as the AMEX Biotechnology Index and based on this analysis, chose our own historical volatility as the best measure of expected volatility. Additionally, we began using the simplified calculation of expected life, described in SAB 107. Management believes that this calculation provides a reasonable estimate of expected life for our employee stock options. On December 12, 2007, SAB 110 was issued to extend the simplified method beyond 2007 for those companies who have concluded that their own historical exercise experience is not sufficient to provide a reasonable basis. The risk-free interest rate assumption is based upon the rate applicable to the US Treasury security with a maturity equal to the expected term of the option on the grant date.

Stock-based compensation recorded in the year ended December 31, 2007 is based on awards that are expected to vest and therefore have been reduced for estimated forfeitures. SFAS 123R require forfeitures

Management’s Discussion and Analysis of Financial Condition and Results of Operations

to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimates. Forfeitures were based on historical experience.

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

All non-vested shares granted are recorded as compensation expense using the fair value method under SFAS 123R. Fair value is based upon the closing price of our common stock on the date of grant. The first non-vested shares were granted in January 2005.

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

We review the terms of our convertible debt and equity instruments that we issue to determine whether there are embedded derivatives that need to be bifurcated and accounted for separately as a derivative. When the embedded features risks are not clearly or closely related to the host instrument, the host instrument is not re-measured at fair value and if a separate instrument with the same terms would meet the definition of a derivative, the embedded instrument is bifurcated and accounted for separately. All three of these criteria need to be met in order to treat the embedded instrument as a derivative. If the convertible instrument is debt, the risks associated with the embedded conversion option are not clearly and closely related to the debt instrument. The conversion option has risks associated with an equity instrument, not a debt instrument. If the host contract is considered to be “conventional convertible debt”, bifurcation of the embedded conversion option is not required. Generally, where the ability to physically or net-share settle the conversion option is deemed not in our control, the embedded conversion option is required to be bifurcated and accounted for as a derivative.

We may also issue options or warrants associated with the issuance of convertible debt. Although the terms of the options or warrants may not provide for net-cash settlement, in certain circumstances,

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

If the embedded derivative instrument is to be bifurcated and accounted for as a liability, the proceeds from an issuance will be first allocated to the fair value of the bifurcated derivative instruments. If there are also options or warrants that are required to be recorded as a liability, the proceeds are next allocated to the fair value of those instruments. The remaining proceeds, if any, are allocated to the convertible instrument, usually resulting in that instrument being recorded at a discount from the face amount.

The identification of, and accounting for, derivative instruments is complex. Management uses a derivative model analyzing the conversion features, additional shares to be paid resulting from the interest accrual and the redemption options. The model also considered factors such as the stock price, interest rate, the stock and interest rate volatility and the expected life.

Management uses the above model to value the related warrants that were issued in conjunction with the Notes. The primary factors driving the economic value of the warrants were factors, such as stock price, stock volatility, interest rate and expected life. We have not had any significant changes to these assumptions in the current year.

Accounting for income taxes

We must make significant management judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2007, we recorded a full valuation allowance of $60.6 million against our net deferred tax asset balance, due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

We adopted the provisions of FIN 48 on January 1, 2007. We would recognize interest, if any, relating to unrecognized tax benefits within the interest expense line in the accompanying consolidated statement of operations. We would recognize penalties, if any, relating to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties, if any, would be included within the related tax liability line in the consolidated balance sheet.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Years ended December 31, 2007 and 2006

Revenue

	Year Ended December 31,
	2007	2006
Product revenue including product revenue from related party:
Instrument Revenue:
Related party	$4,873	$997
Other	4,780	4,016

Total instrument revenue	9,653	5,013
Reagents and other product revenue:
Related party	2,668	1,414
Other	329	350

Total reagent revenue	2,997	1,764
Service revenue	2,883	1,243
License and milestone revenue:
Related party	422	675
Other	135	2

Total license and milestone revenue	557	677

Total revenue	$16,090	$8,697

	Year Ended December 31,
Instrument sales	2007	2006
CellTracks Analyzer II	64	39
CellTracks AutoPrep	57	33

Product and service revenue for the year ended December 31, 2007 was $15.5 million of which $7.5 million was received from related parties, primarily from Veridex. Product and service revenue for 2006 was $8.0 million of which $2.4 million was from related parties, principally Veridex.

Instrument revenue increased by $4.7 million, or 93%, from $5.0 million in 2006 to $9.7 million in 2007. We sold 121 instruments in the fiscal year ended December 31, 2007 and 72 in 2006. In addition, we increased the price for an instrument system to $205,000 effective April 2007 from $150,000 prior thereto (an instrument system consists of one CellTracks AutoPrep and one CellTracks Analyzer II). As of December 31, 2007, we had shipped approximately 16 systems to customers on consignment. We will record the revenue for the sale of these systems when they are accepted for purchase by the customer.

Reagent and other product revenue increased by $1.2 million, or 70%, to $3.0 million in the year ended December 31, 2007 compared to $1.8 million for the year ended December 31, 2006. This increase is related principally to the increase in instrument systems in the field on which the CellSearch CTC test is performed. We anticipate that as the installed base of instrument systems increases then the reagent revenue should also increase.

Service revenue increased by $1.6 million, or 132%, to $2.9 million in the year ended December 31, 2007 from $1.2 million in the year ended December 31, 2006. We have increased both the number of contracts for contracted research and development support as well as the number of tests performed by our lab in support of certain clinical development work conducted by our customers. In fiscal 2007, we

Management’s Discussion and Analysis of Financial Condition and Results of Operations

earned service revenue from 17 clinical testing service contracts and nine research and development contracts with pharmaceutical companies as compared to seven clinical testing contracts and three research and development contracts in 2006.

License revenue from related parties decreased to $422,000 in 2007 from $675,000 in 2006. We have received a total of $6.9 million in license and milestone payments under the terms of the DLS Agreement from August 1, 2000 to December 31, 2007. These achievements are recognized as revenue on a straight-line basis over the estimated product development period for the corresponding product, which we estimate will end at various points through June 2011. To date, we have recognized approximately $6.3 million of the $6.9 million received.

License and milestones from third parties increased to $135,000 in the year ended December 31, 2007 from $2,000 in the prior year period. This is the result of our agreement with DHI. Payments received from DHI are amortized over the life of the contract.

As a result of the above, revenue increased by $7.4 million or 85% to $16.1 million in the year ended December 31, 2007 from $8.7 million in the year ended December 31, 2006.

Cost of goods sold

	Year Ended December 31,
	2007	2006
	(in thousands)
Instruments:
Revenue	$9,653	$5,013
Cost of goods sold	9,872	6,277

Gross profit (loss)	$(219)	$(1,264)

Reagents
Revenue	$2,997	$1,764
Cost of goods sold	3,525	2,490

Gross profit (loss)	$(528)	$(726)

Service:
Revenue	2,883	1,243
Cost of goods sold	1,643	446

Gross Profit	$1,240	$797

Costs of goods and services sold increased by $5.8 million or 63% to $15.0 million for the year ended December 31, 2007 compared to $9.2 million for the year ended December 31, 2006. Gross profit on product and service sales was $493,000 in the year ended December 31, 2007 compared to a loss on product and service sales of $1.2 million in the year ended December 31, 2006.

The loss on sales of instruments was reduced in 2007 to approximately $219,000 from $1.3 million in 2006. Improvement on instrument gross profit is due principally to two factors. We completed the outsourcing of our instrument manufacturing activities in the third quarter of 2007 which caused our cost of goods to drop. Effective April 1, 2007, we increased the list prices for our instruments. As a result of the price increase and the outsourcing of our instrument manufacturing, we expect further improvement in gross profit for instruments in 2008.

Costs of goods sold for reagents and consumables was $3.5 million and the loss on the sale of reagents and consumables was $528,000 in the year ended December 31, 2007 compared to costs of goods of $2.5 million and a loss on the sale of reagents and consumables of $726,000 in the year ended

Management’s Discussion and Analysis of Financial Condition and Results of Operations

December 31, 2006. The loss in both periods is a result of low sales volumes for reagents and consumables such that we are unable to capitalize all costs associated with reagent and consumable manufacturing.

Our cost of services sold increased to $1.6 million in the fiscal year ended December 31, 2007 from $446,000 in the year ended December 31, 2006. The increase in cost of services is directly related to the increase in revenue from the sales of services in 2007. Cost of service includes staff time as well as materials and supplies used to support the contracted research and development and overhead allocated to these contracts.

Research and development expenses

A summary of the principal components of our research and development costs for the years ended December 31, 2007 and 2006 is shown below:

	Year ended December 31,
Research and development expenses	2007	2006
	(in thousands)
Salaries, benefits and taxes	$6,743	$6,739
Laboratory supplies and expenses	808	715
Instrument development costs	55	647
Clinical trial expenses	601	1,246
Contracted research costs	708	663
Depreciation	1,062	1,229
Impairment of fixed assets	944	—
All others	243	1,495

Total research and development expenses	$11,164	$12,734

Research and development, or R&D, expenses decreased by $1.6 million, or 12%, to $11.2 million in 2007 from $12.7 million in 2006. The decrease is primarily the result of reductions in clinical trial and instrument development costs. Clinical trial costs decreased due to the completion of the clinical trials associated with metastatic colorectal and metastatic prostate cancer. In addition, the decrease in instrument development costs relates to the completion of development work on certain improvements to the CellTracks Analyzer II in early 2007. As a result of the negative outcome of the arbitration, we reviewed our long-lived assets under SFAS 144 and recorded $944,000 impairment charge for our research and development property and equipment. As set forth in SFAS 144, the premise of fair value for the analysis was orderly liquidation value. This impairment was primarily related to our leasehold improvements. See Subsequent Event section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

Each of our R&D programs is subject to risks and uncertainties, including the requirement to obtain regulatory approval for our clinical trials that are outside of our control. As a result of these risks and uncertainties, we are unable to predict the period in which we will achieve profitability. For example, our clinical trials may be subject to delays or rejections for a variety of reasons, such as our inability to obtain applicable clearances from the FDA or institutional or ethical review boards or to enroll patients at the rate that we expect. Moreover, the product candidates we are developing must overcome significant technological and marketing challenges before they can be successfully commercialized.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, general and administrative expenses

A summary of the principal components of our SG&A costs for the years ended December 31, 2007 and 2006 is shown below:

	Year ended December 31,
Selling, general and administrative expenses	2007	2006
	(in thousands)
Salaries, benefits and taxes	$4,837	$5,943
Legal and professional fees	14,549	2,105
Commissions	487	487
Depreciation	113	275
Insurance	236	286
Impairment of fixed assets	138	—
Impairment of Kreatech license	940	—
All others	1,129	1,000

Total selling, general and administrative expenses	$22,429	$10,096

Selling, general and administrative, or SG&A, expenses increased by $12.3 million, or 122%, to $22.4 million in 2007 from $10.1 million in 2006. In May 2007, we announced that we had filed a Demand for Arbitration against Veridex, pursuant to which we are seeking termination of the 20-year exclusive worldwide agreement to market, sell and distribute our cancer diagnostic products, rescission of all licenses currently held by Veridex under that agreement, and compensatory and punitive damages based on “repudiation and fundamental breaches by Veridex of its contractual, agency and other fiduciary obligations to market, sell and distribute our cancer diagnostic products.” Legal fees related to the arbitration were approximately $12.6 million in the year ended December 31, 2007. As a result of the negative outcome of the arbitration, we reviewed our long-lived assets under SFAS 144. In accordance with SFAS 144, during the fourth quarter of fiscal 2007, we recorded an impairment charge of $940,000 for our license agreement with Kreatech and $107,000 charge for our investment in Kreatech. We also recorded an impairment charge of $138,000 for our property and equipment under SG&A. This impairment is primarily related to our leasehold improvements and is based on an orderly liquidation value process. See Subsequent Event section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

SG&A expenses without arbitration-related expenses and impairment charges declined from $10.1 million in 2006 to $8.7 million in 2007.

Salary related costs decreased by $1.1 million in 2007 due to certain factors. The 2007 management bonuses were eliminated which represented a $559,000 reduction. Also in 2007 certain stock options previously awarded to a Board member were canceled. As a result of these options being canceled, we reduced salary expenses in 2007 by $648,000. These decreases in salaries are offset by increases in salaries due to the hiring of additional personnel in our marketing and sales department in 2007. We believe that salaries and related expenses will decline in 2008 as a result of our restructuring in the first quarter of 2008. See Subsequent Event section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

We believe that our selling, general and administrative expenses should decrease in 2008 with the conclusion of our arbitration with Veridex and our legal expenses should also decline in 2008 with the conclusion of such arbitration.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest and other income (expense)

Interest and other income increased by $399,000, or 25%, in 2007 up to $2.0 million from $1.6 million in 2006. The increase in interest income was primarily the result of higher average cash balances for investment in 2007 as compared to 2006. This was offset by the impairment charges of $107,000 from Kreatech investment discussed above.

Income and expense related to conversion rights and warrant value

We have determined to value certain provisions of the Notes and related warrants separately in accordance with the appropriate accounting guidance, including SFAS 133 and EITF 00-19. As such, we have recorded a liability for both the warrants and conversion features. The warrants and conversion features are required to be adjusted to their fair value at each reporting date as a charge or credit to earnings. As a result, we recorded a non-cash increase in income of $11.2 million and a charge of $1.4 million in December 31, 2007 and December 31, 2006, respectively. For more information on the Notes, see our Overview section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Interest expense

Interest expense increased by $5.3 million to $6.1 million in 2007 from $823,000 in 2006. This increase is primarily related to interest expense and amortization of the debt placement fees as well as the debt discount associated with the $30 million in convertible subordinated notes with detachable warrants issued in December 2006. These notes bear interest at 6% per annum. The interest is accrued but not payable until maturity of the Notes. We paid debt placement fees of $2.7 million upon issuance of the convertible subordinated notes. These fees as well as the debt discount are amortized as part of interest expense over the term of the notes.

Stock-based compensation expenses

On January 1, 2006, we adopted SFAS 123R. In adopting SFAS 123R, we elected to apply the modified prospective transition method of reporting as allowed under SFAS 123R and therefore have not restated prior periods.

In December 2005, we accelerated the vesting of all outstanding options with strike prices over $4.80 for employees other than senior executive officers and members of the board of directors.

Stock-based compensation expenses were $1.3 million and $1.9 million for the years 2007 and 2006, respectively. We issued 798,000 options in 2007 and 273,000 options in 2006. In addition, we issued 190,000 non-vested shares to our board of director and officers in 2007 and did not issue any 2006.

The stock-based compensation consisted of the following:

	Year Ended December 31,
	2007	2006
	(in thousands)
Stock option compensation	$924	$797
Nonvested shares	610	438
Stock options granted prior to our IPO at below fair market value	(265)	627

Stock based compensation	$1,269	$1,862

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We recognized these expenses as part of cost of sales, research and development expenses and general and administrative expenses as shown below.

	Year Ended December 31,
	2007	2006
	(in thousands)
Cost of goods sold	$53	$59
Research and development expenses	579	407
Selling, general and administrative expenses	637	1,396

Stock based compensation	$1,269	$1,862

Income Taxes

We have incurred net operating losses since our inception and therefore have not paid any federal, state or foreign taxes. We adopted the provision of FIN 48 on January 1, 2007. We have established a valuation allowance to fully reserve our net deferred tax assets at December 31, 2007 and December 31, 2006 due to the uncertainty of the timing and amount of future taxable income. As of December 31, 2007, we had a net operating loss carryforward of approximately $153.3 million and an unused research and development credit carryforward of approximately $3.6 million. As a result of the net operating loss carryforwards, our federal statute of limitation remains open for all years since 1990 with no years currently under examination by the Internal Revenue Service. If not utilized, these net operating loss carryforwards and tax credits will begin to expire in 2018 through 2027. If we do not achieve profitability, we may lose our net operating loss carryforwards. In addition, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in our ownership occur. In the second quarter of 2007, we received notification from the State of Pennsylvania that we were approved to assign a research and development credit to another company. As such, we recorded a credit to deferred state income tax benefit in the second quarter of 2007. We received cash of $267,000 for our assignment in July 2007.

Net loss

As a result of the above, the net loss of $25.2 million in 2007 was $1.2 million, or 5%, lower than the loss of $24.0 million in 2006.

The loss per common share was $0.91 in 2007, which was $0.04, or 4%, lower than the loss per common share of $0.87 in 2006. Weighted average common shares outstanding for the year ended December 31, 2007 and 2006 were 27.7 million and 27.6 million, respectively.

As a result of the risks and uncertainties associated with development and commercialization activities, we are unable to predict the period in which we will achieve profitability.

The fair value of the derivative liabilities described above are subject to the changes in our common stock value. As such, our financial statements may fluctuate quarter to quarter based on the price of our stock at the balance sheet date. Therefore, our financial position and results of operations may vary quarter to quarter based on conditions other than our operating revenue and expenses. These fair value changes will represent non-cash charges or income in our statement of operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Years ended December 31, 2006 and 2005

Revenue

	Year ended December 31,
	2006	2005
	(in thousands)
Product revenue including product revenue from related party:
Instrument Revenue:
Related party	$997	$949
Other	4,016	1,493

Total instrument revenue	5,013	2,442
Reagents and other product revenue:
Related party	1,414	509
Other	350	92

Total reagent revenue	1,764	601
Service revenue	1,243	555
License and milestone revenue:
Related party	675	1,045
Other	2	4

Total license and milestone revenue	677	1,049

Total revenue	$8,697	$4,647

	Year Ended December 31,
Instrument sales	2006	2005
CellTracks Analyzer	39	24
CellTracks AutoPrep	33	19

Instrument revenue increased by $2.6 million in the year ended December 31, 2006 to $5.0 million from $2.4 million in 2005. We began selling the CellTracks Analyzer II in June 2005 and raised the price per instrument at that time. This price increase plus the increase in the number of instruments sold accounted for the increase in instrument revenue from 2005 to 2006.

Reagent revenue increased by $1.2 million in the year ended December 31, 2006 to $1.8 million as compared to $601,000 in 2005. The increase was attributable to the larger number of instruments available to perform the CellSearch test.

In 2005 we offered laboratory services to aid pharmaceutical and biotechnology companies in the development of drug candidates, including clinical trial support and characterized this as service revenue. Up until August 2006 we derived service revenue from one contract. In the second half of 2006 we entered into a number of agreements with pharmaceutical and biotechnology companies to aid in the research for the development of their drug candidates and also entered into laboratory service agreements to perform clinical trial testing. As such, service revenues increased to $1.2 million for the year ended December 31, 2006 compared to $555,000 in 2005.

License revenue from related parties decreased to $675,000 in 2006 from $1.0 million in 2005. We have received a total of $6.4 million in license and milestone payments under the terms of the DLS Agreement from August 1, 2000 to December 31, 2006. As of December 31, 2006, we have recognized

Management’s Discussion and Analysis of Financial Condition and Results of Operations

approximately $5.8 million of the $6.4 million received. These payments are recognized as revenue on a straight-line basis over the estimated product development period for the corresponding product, which we estimate will end at various points through June 2011.

As a result of the above, total revenue increased to $8.7 million in 2006 from $4.6 million in 2005.

Cost of goods sold

	Year ended December 31,
	2006	2005
	(in thousands)
Instruments:
Revenue	$5,013	$2,442
Cost of goods sold	6,277	2,302

Gross profit (loss)	$(1,264)	$140

Reagents:
Revenue	$1,764	$601
Cost of goods sold	2,490	367

Gross profit (loss)	$(726)	$234

Service:
Revenue	$1,243	$555
Cost of goods sold	446	—

Gross profit	$797	$555

Total costs of goods sold, including services, were $9.2 million for the year ended December 31, 2006 compared to $2.7 million in the year ended December 31, 2005. We reported a loss on product and service sales of $1.2 million in the year ended December 31, 2006 compared to gross profit of $929,000 in 2005. We began capitalizing inventory and recognizing the corresponding cost of goods sold in October 2004 after the launch of our initial IVD products. Up to October 2004 we expensed costs that would have otherwise been capitalized as part of inventory. Therefore, included in the 2005 revenue is approximately $1.0 million of product revenue with no corresponding cost of goods sold. In the 4th quarter of 2005, we ceased reporting our results as a development stage company. Prior to this, a large portion of our manufacturing and operations group supported our research and development efforts and therefore we allocated to R&D expenses. The instrument cost of goods sold includes estimated warranty service costs and other costs related to initial installation. As a result of our low volumes, we were unable to capitalize all of our manufacturing expenses.

In 2005, the cost of services associated with service revenue was included in R&D expenses since we were still in the development stage and only had one customer. In the fourth quarter of 2005, we moved out of the development phase and services was broken out as part of cost of service sold.

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

Research and development, or R&D, expenses decreased by $9.1 million, or 42%, to $12.7 million in 2006 from $21.8 million in 2005. The reduction of $9.1 million is the result of a number of factors. In August 2005, we reduced our staff by 25% and reduced other expenses in order to align costs with our commercialization strategy and anticipated sales volume. The effect of the staff reduction and related costs savings accounts for approximately $2.1 million of the reduced costs. In the 4th quarter of 2005, we ceased reporting our results as a development stage company. Prior thereto, a large portion of our manufacturing and operations group supported our research and development efforts and therefore these costs were allocated to R&D expenses. In 2006, all of our manufacturing costs were allocated to costs of goods sold. This resulted in a $2.5 million reduction in our 2006 R&D expenses.

Clinical trial expenses decreased in 2006 by $2.5 million to $1.2 million from $3.8 million in 2005. We initiated a clinical trial for the monitoring of metastatic colorectal cancer in 2004. In January 2005, based on encouraging interim data, we increased the number of patients to be included in the trial from the original trial size of 200 patients up to 400. We increased our enrollment efforts in order to attempt to complete our patient enrollment by December 31, 2005. Also, in October 2004, we initiated a pivotal clinical trial for monitoring of metastatic prostate cancer. As the patient accrual for both trials was substantially completed at December 31, 2005, our clinical trial expenditures decreased significantly in 2006.

Selling, general and administrative expenses

A summary of the principal components of our SG&A costs for the years ended December 31, 2006 and 2005 is shown below:

	Year ended December 31,
Selling, general and administrative expenses	2006	2005
	(in thousands)
Salaries, benefits and taxes	$5,943	$4,128
Legal and professional fees	2,105	2,141
Commissions	487	135
Depreciation	275	299
Insurance	286	182
All others	1,000	1,134

Total selling, general and administrative expenses	$10,096	$8,019

Management’s Discussion and Analysis of Financial Condition and Results of Operations

SG&A expenses increased by $2.1 million, or 26%, to $10.1 million in 2006 from $8.0 million in 2005. Salary related costs increased by $1.8 million in 2006 due to a number of factors. In 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No 123R, or SFAS 123R, Share-Based Payment, which requires that costs associated with stock-based compensation be expensed in the current period. Stock-based compensation expenses increased $1.0 million associated with the adoption of SFAS 123R and issuance of non-vested shares to our senior officers.

In 2006, the Board approved a change to the compensation of our CEO. These changes involved reimbursement of certain costs related to the relocation of our CEO to the Philadelphia area. We recorded $389,000 for these expenses as part of salaries, benefits and taxes in SG&A.

The remaining increase in salaries relates to the additional personnel hired, performance bonuses for management and annual increases for salaries.

Commissions paid to Veridex related to the sales of instruments increased by $352,000 in 2006. We sold 52 instruments to third party customers in 2006 compared to 25 in 2005.

Interest and other income (expense)

Interest and other income increased by $181,000, or 13%, in 2006 to $1.6 million from $1.4 million in 2005. The increase in interest income was primarily the result of higher average interest rates on our investments in 2006 compared to 2005.

Expense related to conversion rights and warrant value

We have determined to value certain provisions of the Notes and related warrants separately in accordance with the appropriate accounting guidance, including SFAS 133 and EITF 00-19. As such, we have recorded a liability for both the warrants and conversion features. The warrants and conversion features are required to be adjusted to their fair value at each reporting date as a charge or credit to earnings.

We recorded a non-cash expense of $1.4 million in the year ended December 31, 2006 resulting from the change in the value of the conversion rights associated with the convertible subordinated debt and the change in the value of the outstanding warrants issued concurrent with the issuance of the convertible debt.

Interest expense

Interest expense increased by $335,000 to $823,000 in 2006 from $488,000 in 2005. This increase is primarily related to interest expense and amortization of the debt placement fees as well as the debt discount associated with the $30 million in convertible subordinated notes with detachable warrants issued in December 2006. These notes bear interest at 6% per annum. The interest is accrued but not payable until maturity of the Notes. We paid debt placement fees of $2.7 million upon issuance of the convertible subordinated notes. These fees as well as the debt discount are amortized as part of interest expense over the term of the notes.

Stock-based compensation expenses

On January 1, 2006, we adopted SFAS 123R. In adopting SFAS 123R, we elected to apply the modified prospective transition method of reporting as allowed under SFAS 123R and therefore have not restated prior periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stock-based compensation expenses were $1.9 million and $1.6 million for the years 2006 and 2005, respectively. We issued 273,000 options in 2006 and 715,000 options in 2005. We issued 260,000 non-vested shares to certain officers in 2005, but did not issue any shares in 2006.

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

Net loss

As a result of the above, the net loss of $ 24.0 million in 2006 was $2.9 million, or 11%, lower than the loss of $26.9 million in 2005.

The loss per common share was $0.87 in 2006, which was $0.19, or 18%, lower than the loss per common share of $1.06 in 2005. Weighted average common shares outstanding for the year ended December 31, 2006 and 2005 were 27.6 million and 25.4 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception through private and public equity and debt issuances, with revenue generated from sales of products and services, with license and milestone revenues from corporate collaborations, with capital equipment and leasehold financing, with government grants and with interest earned on cash and investments.

Cash and short term investments decreased by $18.7 million to $32.8 million at December 31, 2007 from $51.5 million at December 31, 2006. The decrease is principally due to the funding of our net loss in 2007 of $25.2 million. We anticipate utilizing our cash to fund operations in 2008.

We used $18.3 million in our operating activities in the year ended December 31, 2007 compared to $18.1 million in 2006. We spent $8.9 million in legal expenses related to our arbitration with Veridex in 2007 and the remainder of $9.4 million funding other operating activities in 2007.

Cash provided by investing activities was $3.5 million in the year ended December 31, 2007 compared to $6.4 million in the year ended December 31, 2006. In 2007, we generated $4.8 million through the

Management’s Discussion and Analysis of Financial Condition and Results of Operations

maturities and purchases of investments and spent $1.1 million for the purchase of Kreatech Series D Preferred Stock and the license of certain Kreatech technology. In addition, we purchased $246,000 of property and equipment in 2007.

In 2006, we generated $7.0 million through the purchases and maturities of investments and spent $852,000 million in purchases of property and equipment.

Cash provided by financing activities was $258,000 and $25.9 million in the years ended December 31, 2007 and 2006, respectively. In 2007, we borrowed $2.2 million from our senior debt facilities and paid down $1.9 million on these facilities. We used a portion of the borrowings to pay for our purchase of Kreatech Series D Preferred Stock and our license agreement with Kreatech, as discussed earlier in the management discussion and analysis. In December 2006, we issued $30.0 million in subordinated convertible debt and warrants. We received net proceeds of approximately $27.3 million from the sale of the notes and warrants after deducting placement agent fees and estimated offering expenses. In 2006, we borrowed $983,000 against our senior debt facilities and paid down $2.8 million on these facilities.

In December 2006, we entered into a definitive agreement for the sale and issuance of $30 million in aggregate principal amount of unsecured subordinated convertible promissory notes, or Notes, which are convertible initially into an aggregate of up to 7,334,964 shares of our common stock. The Notes bear interest at 6% per annum. Interest is not payable currently but is accrued and added to the principal on a quarterly basis. Any portion of the Notes and all accrued but unpaid interest which is not converted is repayable in cash on December 5, 2009. This agreement also includes warrants to purchase 1,466,994 shares of our common stock. The Notes are convertible into shares at a conversion price of $4.09. The warrants have an exercise price of $4.09 per shares. We received net proceeds of approximately $27.3 million from the sale of the Notes and Warrants after deducting the placement agent fees and estimated offering expenses of $2.7 million. For more information on the Notes, see our Overview section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

At December 31, 2007 and 2006, respectively, we did not have any off-balance sheet financing arrangements.

Sales of our common and preferred stock from inception through December 31, 2007 are as follows:

Summary of all sales of common and convertible preferred stock	Year(s)	Number of shares	Price per share	Net proceeds (in thousands)	Equivalent common shares
Initial sale of common stock (private)	1984	10,000	$150.00	$1,500	10,000

Convertible preferred stock
Series A	1988	36,350	10.00	364	669,343
Series B	1989	30,000	10.00	300	236,952
Series C	1990	30,000	10.00	300	296,016
Series D	1999, 2004	33,971,098	0.32	10,597	2,216,742
Series E	2000	4,588,612	4.74	21,612	3,059,083
Series F	2001, 2003	13,454,500	4.00	51,942	8,969,677
Initial public offering (common stock)	2004	6,900,000	8.00	49,427	6,900,000
Sale of common stock (secondary offering)	2005	4,137,902	4.75	17,981	4,137,902
Exercise of options and warrants and other sales of common stock	various			2,377	1,279,246

				$156,400	27,774,961

We are liable for certain payments under employment contracts with our Chief Executive Officer, former Chief Financial Officer, Chief Scientific Officer and former Chief Counsel. These contracts require that we continue salary and benefits for these officers for a period of one year and that we accelerate any

Management’s Discussion and Analysis of Financial Condition and Results of Operations

unvested options, if any, if the officer is terminated, except for cause, or in the event of a change of control, as defined in the contracts.

We also have contingent obligations for research and development and clinical trial expenditures under our DLS Agreement with Veridex. Specifically, we must pay the first $5.0 million in clinical trial costs for the first cellular analysis product for general population screening for a major cancer, and Veridex is responsible for the next $5.0 million of such clinical trial costs. We have agreed to negotiate in good faith for the allocation of costs in excess of $10.0 million. As of December 31, 2007 we have not incurred any costs related to clinical trials for a product for general population screening, and we do not anticipate spending any funds on clinical trials toward such a product through 2008.

The DLS Agreement with Veridex provides for a total of up to $10.5 million in non-refundable license and milestone payments related to research and development activities, including up to $1.5 million for the initial license and up to $9.0 million related to the completion of certain instrument and clinical trial milestones. We have received $6.9 million as of December 31, 2007. We have also continuously reviewed the status of the remaining development milestones and, where appropriate, have renegotiated the development requirement and payment terms. We do not believe that these renegotiations will have a material adverse effect on our product development or financial position. We expect to earn the remaining $3.6 million in development milestone payments over the next three to five years.

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

Veridex is responsible for all expenses for marketing, sales and training, and we are responsible for all development and validation as well as quality control and quality assurance. We are responsible for shipping systems pursuant to purchase orders received by Veridex. We are obligated to pay Veridex a commission on each sale or lease of these sample preparation and cell analysis systems of up to 15% of the invoice price, subject to a minimum gross profit margin received by us on each system of 27.5%, as defined in the Agreement. Some customers may enter into a reagent rental agreement with Veridex, whereby the reagent price also carries an amortized cost of the instrument, based on an agreed test volume. In these cases, Veridex will pay us a percentage of the fully loaded cost of the instrument when it

Management’s Discussion and Analysis of Financial Condition and Results of Operations

is placed in the account. We are responsible for the costs associated with the one-year warranty period. Veridex has the option under the agreement to convert the sales agency relationship to a sole distributorship arrangement upon 12-months’ written notice. However, we do not anticipate earning significant gross margins or incurring significant losses on the sale, lease or rental of our instrument systems. We anticipate that the majority of our future gross margins and future profits derived under our agreement with Veridex will result from the sales of reagents and disposables. For more information on our relationship with Veridex, see our description of the arbitration in the Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We launched our first cancer diagnostic products in October 2004. This represents the beginning of the commercialization phase as defined in our DLS Agreement. According to the DLS Agreement once commercialization begins, we are required to invest an amount ranging from between 8.5% and 10% of total net product sales by Veridex, excluding revenue from cell analysis system sales, in research and development activities for cancer-related cell analysis products. These research and development activities may consist of any activities, such as product improvements, product line extensions and clinical trials, conducted to achieve the milestones described above, to advance the development program designed by the steering committee for this agreement, or to enhance the cancer-related cell analysis products or sample preparation and cell analysis systems based on our technologies.

The agreement has an initial term of 20 years and is automatically renewed for three-year terms unless earlier terminated. There are various conditions that allow either party to terminate the agreement, including a material breach by either party or by mutual agreement. Veridex may also terminate for additional reasons including upon a change of control of us, as defined in the agreement, at any time prior to commercialization of any cell analysis products under the agreement with or without reason upon 180 days’ prior written notice, or at any time following commercialization of the first cell analysis product under the agreement with or without reason upon 24 months’ prior written notice. At this time we believe the latter provision is in effect due to initiation of commercialization in 2004. In certain circumstances of termination, Veridex may, at its option, retain certain worldwide rights to sell our cell analysis products if it agrees to pay us any unpaid license and milestone payments and an ongoing net sales royalty. Johnson and Johnson Development Corporation, a wholly-owned subsidiary of Johnson & Johnson, Inc., beneficially owns approximately 6% of our common stock as of December 31, 2007 and is a wholly-owned subsidiary of Johnson & Johnson, Inc.

The available borrowing capacity under our Silicon Valley Bank, or SVB, credit facility was $6.1 million, but it expired on December 31, 2007. We were in compliance with all provisions of our various loans as of and for the years ended December 31, 2007 and 2006. The SVB credit agreement contains certain covenants that require us to, among other things, maintain a certain level of earnings or loss before interest, taxes, depreciation and amortization, maintain a minimum amount of our available funds on deposit with SVB and deliver periodic financial statements and reports within a prescribed timeframe. The agreements with SVB and General Electric Capital Corporation also restrict our ability to among other things, dispose of property (including intellectual property), change our business, ownership, management or business locations, merge with or acquire certain other entities, create or incur certain liens or encumbrances on any of its property, incur or amend the terms of certain indebtedness, engage in transactions with affiliates, declare or pay certain dividends or redeem, retire or purchase shares of any capital stock without their prior approval. In March 2008, we prepaid to SVB the outstanding principal and interest remaining under our credit facility with SVB.

We have generated limited revenues from product sales and have incurred substantial losses since our inception. We anticipate incurring additional losses over the foreseeable future and such losses may fluctuate based on the amounts of revenue generated from sales of our products and services.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are considering additional measures to reduce our cash burn. Our operations are subject to certain additional risks and uncertainties including, among others, uncertainties of adequate financing to continue as a going concern, dependence on Veridex to market our cancer diagnostic product candidates, the uncertainty of product development (including clinical trial results), regulatory clearance and approval, supplier and manufacturing dependence, competition, reimbursement availability, dependence on exclusive licenses and other relationships, uncertainties regarding patents and proprietary rights, dependence on key personnel, convertible debt covenants and other risks related to governmental regulations and approvals. We believe, however, that cash, cash equivalents and short term investments at December 31, 2007 will be sufficient to maintain operations through the third quarter of 2008.

As stated in the subsequent event section, we have amended our Notes such that the relevant first quarter for the “Available Cash Test” is the fiscal quarter ended December 31, 2008. This test is generally measured on the Announcement Date Deadline, which is defined in the Notes as the forty-fifth day after the end of each fiscal quarter (or the ninetieth day with respect to the last fiscal quarter of the year); however, the amendments to the Notes provided that for the fiscal quarter ended December 31, 2008, compliance shall instead be measured by a statement of compliance to be provided within fifteen business days’ following December 31, 2008.

If we were unable to reduce our cash burn, or execute a modified business plan, and we are unable to satisfy our available cash test under the Notes, this would result in an event of default under the Notes and our Notes would be payable in January 2009. Since we expect that the earliest the debt could become due based on any breach of the available cash test is January 2009, we have continued to classify the remaining debt balance as non-current as of December 31, 2007. However, it is likely that such debt will be classified as current in our March 31, 2008 financials statements filed on Form 10-Q since such debt would be due within twelve months of the March 31, 2008 balance sheet date.

SUBSEQUENT EVENTS

Amendment to the Notes and Related Transaction Documents

On February 29, 2008, we entered into, and consummated the transactions contemplated by, the Prepayment Agreement and Amendments, or the Prepayment Agreements, with each of the holders, or the Holders, of our 6.00% Subordinated Convertible Notes, or the Notes. As stated above, the Notes were first issued December 6, 2006 in tandem with warrants, or the Warrants, to purchase shares of our Common Stock pursuant to that certain Securities Purchase Agreement, dated December 6, 2006, or the Purchase Agreement. Upon the terms and subject to the conditions of the Prepayment Agreements, the Holders exchanged $3,000,000 of original principal amount and accrued but unpaid interest on the Notes (the “Exchanged Debt”) with us in exchange for the issuance of 3,571,433 shares of Common Stock in the aggregate to the Holders in a transaction exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. Immunicon also prepaid $8,500,000 of original principal amount and accrued but unpaid interest on the Notes to the Holders.

In addition, certain terms of the Notes were amended and restated, including to provide that we may prepay without penalty any amount of the principal and interest of the Notes by providing five business days notice to the Holders, subject to certain change of control premium obligations in the event of a prepayment in connection with a change of control, and we may list the Common Stock on the Over-the-Counter Bulletin Board, as well as other stock exchanges, in order to remain compliant with the covenants in the Notes. Further, the “Available Cash Test”, as defined in the Notes, existing under the Notes was amended and restated such that the effective measurement date for the test will begin with the quarter ended December 31, 2008 and will be measured each quarter thereafter until the maturity of the Notes on December 6, 2009. The definition of “Events of Default” under the Notes was amended such that a breach or default under any agreement binding us that would result in an Event of Default

Management’s Discussion and Analysis of Financial Condition and Results of Operations

specifically excludes a breach or default related to our DLS Agreement, as amended, with Veridex, to the extent such default or event of default arises out of or in connection with any matters related to our ongoing arbitration proceeding against Veridex.

The terms of the Warrants and the Purchase Agreement were also amended to confirm that the closing of the transactions contemplated by the Prepayment Agreements would not result in a breach of the Warrants or the Purchase Agreement. The Holders irrevocably waived any anti-dilution adjustment or participation rights related to the issuance of the Shares in the Exchange.

In addition, the terms of the Purchase Agreement were amended such that our covenants that, for so long as any of the Notes or Warrants remain outstanding, we shall use our reasonable best efforts to maintain the effectiveness of the current Registration Statement on Form S-3, the Registration Statement, covering the issuance of the Registrable Securities (as defined in the Notes); provided that, if at any time while the Notes or the Warrants are outstanding we shall be ineligible to maintain the effectiveness of the Registration Statement, we shall no longer be obligated to maintain the effectiveness of the Registration Statement.

Arbitration

On March 3, 2008, the arbitrator in our arbitration proceedings against Veridex issued a final award, or the Decision. In the Decision, the arbitrator determined that Veridex was not in breach of its “best efforts” marketing obligation and dismissed our claims. The arbitrator awarded Veridex approximately $304,000 in contract damages, pursuant to Veridex’s counterclaim in which Veridex had challenged our use of circulating tumor cell, or CTC reagents and analyzers as part of our “Pharma Service” business.

Our Restructuring

On March 10, 2008, we took certain actions to realign staff levels and incurred certain expenses in order to better facilitate our current strategy, near-term outlook and ongoing operations. This initiative principally included a workforce reduction of approximately 40% of our full-time equivalent staff, primarily in platform development programs, research and development of new products, marketing of current and new products and related roles.

This restructuring reflects, and is a result of the detailed analysis of several factors, including our revenue outlook and current expense structure; the adverse March 3, 2008 final award in our arbitration with Veridex, and the potential effect of the final award on our commercialization efforts; our desire to reduce its cost structure; our desire to preserve stockholder value; and management’s assessment of continued risk and uncertainty regarding the ability at the present time to extrapolate with confidence instrument placement and revenue growth rates.

We anticipate taking a charge in the first fiscal quarter of 2008 of up to approximately $1.3 million for severance and other costs related to this realignment. All of the anticipated cash charge will be related to employee termination costs.

Prepayment of SVB Credit facility.

In March 2008, we prepaid $3.3 million to SVB which represented the outstanding principal and interest remaining under our credit facility with SVB.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141 (Revised 2007), “Business Combinations”, SFAS 141R. SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS 141R may have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, or SFAS 160. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for us on January 1, 2009. We are still in the process of evaluating the impact SFAS 160 will have on our Consolidated Financial Statements.

In June 2007, FASB ratified the consensus reached by the Emerging Issue Task Force on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. Pursuant to EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received. EITF 07-3 is effective for the fiscal years beginning after December 15, 2007 and is to be applied prospectively for contracts entered into on or after the effective date. We are in the process of determining the impact that EITF 07-3 will have on its financial condition or results of operations.

In February 2007, FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of 2008. We are currently evaluating the effect of SFAS 159 and have not determined the impact on our consolidated results of operations and financial condition.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which would

Management’s Discussion and Analysis of Financial Condition and Results of Operations

delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.

On July 13, 2006, FASB issued FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No.109, Accounting for Income Taxes, or SFAS 109, and provides guidance on classification and disclosure requirements for tax contingencies. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and was adopted by us in the first quarter of 2007. The adoption of FIN 48 did not impact our statement of operations and financial condition.

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

Our management evaluated our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

Our independent auditors, Deloitte & Touche LLP, have audited our internal control over financial reporting. Their opinion on the effectiveness of our internal control over financial reporting and on our financial statements appear on pages 80 and 81 in this annual report on Form 10-K.

/s/ Byron D. Hewett

Byron D. Hewett

President & Chief Executive Officer

/s/ Teresa O. Lipcsey

Teresa O. Lipcsey

Vice President & Corporate Controller

March 27, 2008

Immunicon Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Immunicon Corporation

Huntington Valley, Pennsylvania

We have audited the internal control over financial reporting of Immunicon Corporation and subsidiaries (the “Company”) as of December 31, 2007, based on criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 27, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 27, 2008

Immunicon Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Immunicon Corporation

Huntington Valley, Pennsylvania

We have audited the accompanying consolidated balance sheets of Immunicon Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements for the year ended December 31, 2007 have been prepared assuming that Immunicon Corporation and subsidiaries will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, accumulated deficit and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 27, 2008

Immunicon Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share data)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$21,599	$36,132
Short-term investments	11,159	15,401
Accounts receivable, net of allowance of $211 and $0 at December 31, 2007 and December 31, 2006, respectively	909	1,402
Receivable from related party	517	409
Inventory	4,437	3,966
Prepaid expenses	237	613
Other current assets	118	861

Total current assets	38,976	58,784
Property and equipment—net	839	4,011
Deferred financing fees	1,838	2,616
Deferred income taxes	3,474	—
Other assets	319	362

Total assets	$45,446	$65,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,086	$1,781
Accounts payable	3,130	1,743
Payable to related party	1,986	792
Accrued expenses	6,741	4,304
Deferred income taxes	3,474	—
Detachable warrants	81	2,181
Conversion feature relating to convertible debt	156	9,286
Current portion of deferred revenue:
Related party	2,025	1,821
Other	217	438

Total current liabilities	19,896	22,346

Convertible subordinated notes, net of discount	25,308	20,313
Long-term debt	2,247	2,256
Deferred revenue:
Related party	402	234
Other	1,101	423
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.001 par value—100,000,000 authorized, 27,774,961 and 27,667,769 shares issued and outstanding as of December 31, 2007 and 2006, respectively	28	28
Additional paid-in capital	164,031	162,596
Accumulated other comprehensive income	33	22
Deficit accumulated	(167,600)	(142,445)

Total stockholders’ equity (deficit)	(3,508)	20,201

Total liabilities and stockholders’ equity	$45,446	$65,773

See notes to consolidated financial statements.

Immunicon Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2007, 2006 and 2005,

(in thousands, except for per share and share data)

	Years Ended December 31,
	2007	2006	2005
Revenue:
Product revenue
Related party	$7,541	$2,411	$1,458
Third-party	5,109	4,366	1,585
Service	2,883	1,243	555
Milestone and license revenue – related party	422	675	1,045
Other revenue	135	2	4

Total revenue	16,090	8,697	4,647
Cost of goods sold	13,397	8,767	2,669
Cost of service sold	1,643	446	—

Gross profit/(loss)	1,050	(516)	1,978
Operating expenses:
Research and development	11,164	12,734	21,776
Selling, general and administrative	22,429	10,096	8,019

Total operating expenses	33,593	22,830	29,795

Operating loss	(32,543)	(23,346)	(27,817)

Interest and other income (expense)	2,007	1,608	1,427
Change in fair value of detachable warrants and conversion rights	11,230	(1,437)	—
Interest expense	(6,116)	(823)	(488)

Other income/(expense)—net	7,121	(652)	939

Loss before income tax expense (benefit)	(25,422)	(23,998)	(26,878)
Income tax benefit	(267)	—	—
Foreign tax expense	—	—	30

Net loss attributable to common stockholders	$(25,155)	$(23,998)	$(26,908)

Net loss per common share-basic and diluted	$(0.91)	$(0.87)	$(1.06)

Weighted average common shares outstanding-basic and diluted	27,716,072	27,628,792	25,428,325

See notes to consolidated financial statements.

Immunicon Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three years ended December 31, 2007

(in thousands, except share data)

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred stock-based compensation	Employee loan	Accumulated other comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2004	—	$—	23,165,741	$23	$142,670	$(2,345)	—	29	$(91,539)	$48,838
Net loss	—	—	—	—	—	—	—	—	(26,908)	(26,908)
Translation adjustment	—	—	—	—	—	—	—	(17)	—	(17)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(26,925)
June 2005 secondary public offering, net of expenses of $1.7 million	—	—	4,137,902	4	17,969	—	—	—	—	17,973
Exercise of options	—	—	199,371	—	378	—	—	—	—	378
Stock purchase plan	—	—	53,871	—	320	—	—	—	—	320
Issuance of nonvested shares to certain officers	—	—	—	—	1,316	(1,316)	—	—	—	—
Amortization of compensation relating to above nonvested stock	—	—	—	—	—	299	—	—	—	299
Amortization of deferred compensation	—	—	—	—	—	1,163	—	—	—	1,163
Compensation expense related to stock option					74	(40)	—	—	—	34
Adjustment to deferred compensation for the change in fair value	—	—	—	—	(97)	97	—	—	—	—

Balance, December 31, 2005	—	$—	27,556,885	$27	$162,630	$(2,142)	—	12	$(118,447)	$42,080

Net loss	—	—	—	—	—	—	—	—	(23,998)	(23,998)
Translation adjustment	—	—	—	—	—	—	—	10	—	10

Comprehensive loss	—	—	—	—	—	—	—	—	—	(23,988)
Exercise of options	—	—	72,414	1	105	—	—	—	—	106
Stock purchase plan			38,470	—	133	—	—	—	—	133
Compensation expense related to stock option and nonvested stock	—	—	—	—	1,862	—	—	—	—	1,862
Reclassification of deferred Compensation in accordance with FAS123R	—	—	—	—	(2,142)	2,142	—	—	—	—
Other	—	—	—	—	8	—	—	—	—	8

Balance, December 31, 2006	—	$—	27,667,769	$28	$162,596	$—	—	22	$(142,445)	$20,201

Net loss	—	—	—	—	—	—	—	—	(25,155)	(25,155)
Translation adjustment	—	—	—	—	—	—	—	11	—	11

Comprehensive loss	—	—	—	—	—	—	—	—	—	(25,144)
Exercise of options	—	—	10,759	—	18	—	—	—	—	18
Stock purchase plan			96,433	—	148	—	—	—	—	148
Compensation expense related to stock option and nonvested stock	—	—	—	—	1,269	—	—	—	—	1,269

Balance, December 31, 2007	—	$—	27,774,961	$28	$164,031	$—	—	33	$(167,600)	$(3,508)

See notes to consolidated financial statements.

Immunicon Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2007, 2006 and 2005

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Operating activities:
Net loss	$(25,155)	$(23,998)	$(26,908)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,226	1,864	1,962
Impairment of Kreatech shares and license agreement	1,047	—
Impairment of property and equipment	1,600	—
Non cash interest expense on notes	5,791	415	7
Loss on disposal of property and equipment	—	20	28
Provision for accounts receivable allowances	211	—	—
Change in fair value of detachable warrants and conversion rights	(11,230)	1,437	—
Compensation expense related to the issuance of nonvested stock, stock options and warrants	1,269	1,862	1,601
Change in:
Accounts receivable	282	(577)	(351)
Accounts receivable from related party	(108)	(93)	(67)
Inventory	(471)	(743)	(2,147)
Prepaid expenses	376	(216)	194
Other assets	796	(90)	(41)
Accounts payable	1,387	805	98
Payable to related parties	1,194	359	205
Accrued expenses	2,634	540	305
Deferred revenue – related party	372	80	(38)
Deferred revenue	457	277	(198)

Net cash used in operating activities	(18,322)	(18,058)	(25,350)

Investing activities:
Purchase of investments	(39,416)	(31,330)	(42,146)
Purchase of Kreatech shares and license agreement	(1,069)	—	—
Proceeds from maturities of investments	44,251	38,353	46,101
Proceeds from the sale of property and equipment	—	191	—
Cash paid for property and equipment	(246)	(852)	(3,104)

Net cash provided by investing activities	3,520	6,362	851

Financing activities:
Proceeds from issuance of convertible debt	—	30,000	—
Proceeds from exercise of stock options & purchase plan	166	239	592
Proceeds from term debt	2,227	983	3,736
Proceeds from sale of common stock	—	—	18,279
Payment on offering fees	(204)	(2,473)	(298)
Payments on long-term debt	(1,931)	(2,831)	(3,450)
Other	—	—	5

Net cash provided by financing activities	258	25,918	18,864

Effect of exchange rate on cash	11	10	(17)
Net increase (decrease) in cash and cash equivalents	(14,544)	14,222	(5,635)
Cash and cash equivalents, beginning of period	36,132	21,900	27,552

Cash and cash equivalents, end of period	$21,599	$36,132	$21,900

Supplemental cash flow information:
Cash paid for interest	$326	$418	$708

See notes to consolidated financial statements.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006 and 2005

1.    Background and operations

Our business principally involves the development, manufacture, marketing and sale of proprietary cell-based diagnostic and research products and certain service activities with a primary focus on cancer. We believe that our products can provide significant clinical benefits by giving physicians better information to understand, treat, monitor and predict outcomes for their patients. Our technologies can identify, count and characterize circulating tumor cells, or CTCs, and other rare cells present in a blood sample from a patient. We also employ our technologies to provide analytical services to pharmaceutical and biotechnology companies to assist them in the development of new therapeutic agents. We operate in one business segment, have our principal offices in Huntingdon Valley, Pennsylvania, and maintain a small research and clinical development laboratory in the Netherlands.

We have generated limited revenues from product sales and have incurred substantial losses since our inception. We anticipate incurring additional losses for the foreseeable future and such losses may fluctuate based on the amounts of revenue generated from sales of our products and services.

On May 31, 2007, we announced that we had filed a Demand for Arbitration against Veridex pursuant to which we were seeking termination of the 20-year exclusive worldwide agreement to market, sell and distribute our cancer diagnostic products and rescission of all licenses currently held by Veridex under our Development, License and Supply Agreement we have with Veridex, or DLS Agreement, based on “repudiation and fundamental breaches by Veridex of its contractual, agency and other fiduciary obligations to market, sell and distribute our cancer diagnostic products.”

Veridex’s answer and counterclaim asserted, among other things, that Immunicon had failed to perform its development, manufacturing and quality assurance obligations pursuant to the DLS Agreement and violated Veridex’s exclusive right to sell Immunicon products.

On March 3, 2008, the arbitrator in the arbitration proceedings issued a final award, or the Decision. In the Decision, the arbitrator determined that Veridex was not in breach of its “best efforts” marketing obligation and dismissed our claims. The arbitrator awarded Veridex approximately $304,000 in contract damages, pursuant to Veridex’s counterclaim in which Veridex had challenged our use of circulating tumor cell, or CTC reagents and analyzers as part of our “Service” business. The Company is currently assessing the impact of the decision on its business. See note 14 for further information on the DLS Agreement and the arbitration.

On November 12, 2007, we received a deficiency letter from The Nasdaq Stock Market indicating that we did not comply with Marketplace Rule 4450(a)(3), which required us to have a minimum of $10,000,000 in stockholders’ equity for continued listing on The Nasdaq Global Market. As a response, we decided to submit an application to transfer our listing from The Nasdaq Global Market to The Nasdaq Capital Market and was granted such listing. Continued listing on The Nasdaq Capital Market requires us to meet certain qualitative standards, including maintaining a certain number of independent Board members and independent audit committee members, and certain quantitative standards, including that we maintain at least $2.5 million in shareholders’ equity and that the closing price of our common stock not be less than $1.00 per share for 30 consecutive trading days.

On January 23, 2008, we received notice from Nasdaq that the minimum bid price of our common stock had fallen below $1.00 for the last 30 consecutive business days and that our common stock is, therefore, subject to delisting from the Nasdaq Capital Market. Nasdaq Marketplace Rule 4310(c)(4) requires a $1.00 minimum bid price for continued listing of an issuer’s common stock.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In accordance with Nasdaq Marketplace Rule 4310(c)(8)(D), we have until July 21, 2008 (180 calendar days from January 23, 2008) to regain compliance. No assurance can be given that we will regain compliance during that period. We can regain compliance with the minimum bid price rule if the bid price our common stock closes at $1.00 or higher for a minimum of 10 consecutive business days during the initial 180-day period, although Nasdaq may, in its discretion, require an issuer to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive business days (but generally no more than 20 consecutive business days) before determining that the issuer has demonstrated the ability to maintain long-term compliance. In addition, Nasdaq may send future notices to us regarding other violations of the Nasdaq compliance rules if we are unable to maintain compliance with these rules.

We are reviewing strategies related to the listing of our common stock on a publicly traded market; however, there can be no assurance we will be able to continue our listing on The Nasdaq Capital Market. If that is the case, management intends to pursue a quotation of our common stock on the Over-the-Counter Bulletin Board, although we may not be able to successfully do so.

On February 29, 2008, we entered into, and consummated the transactions contemplated by, the Prepayment Agreement and Amendments, or the Prepayment Agreements, with each of the holders, or the Holders, of our 6.00% Subordinated Convertible Notes, or the Notes. See note 8 for further information on the Notes. The Notes were first issued December 6, 2006 in tandem with warrants, or the Warrants, to purchase shares of our common stock pursuant to that certain Securities Purchase Agreement, dated December 6, 2006, or the Purchase Agreement. Upon the terms and subject to the conditions of the Prepayment Agreements, the Holders exchanged $3,000,000 of original principal amount and accrued but unpaid interest on the Notes (the “Exchanged Debt”) with us in exchange for the issuance of 3,571,433 shares of common stock in the aggregate to the Holders in a transaction exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. Immunicon also prepaid $8,500,000 of original principal amount and accrued but unpaid interest on the Notes to the Holders.

In addition, certain terms of the Notes were amended and restated, including to provide that we may prepay without penalty any amount of the principal and interest of the Notes by providing five business days notice to the Holders, subject to certain change of control premium obligations in the event of a prepayment in connection with a change of control, and we may list our common stock on the Over-the-Counter Bulletin Board, as well as other stock exchanges, in order to remain compliant with the covenants in the Note. Further, the “Available Cash Test”, as defined in the Notes, existing under the Notes was amended and restated such that the effective measurement date for the test will begin with the quarter ended December 31, 2008 and will be measured each quarter thereafter until the maturity of the Notes on December 6, 2009. The definition of “Events of Default” under the Notes were amended such that a breach or default under any agreement binding us that would result in an Event of Default specifically excludes a breach or default related to the DLS Agreement, to the extent such default or event of default arose out of or in connection with any matters related to our arbitration against Veridex.

In March 2008, we prepaid $3.3 million to SVB which represented the outstanding principal and interest remaining under our credit facility with SVB.

We have incurred significant negative cashflow for several years due to a lower than expected revenue, significant legal costs due to the arbitration and continuing efforts in research and development programs to improve our products and develop new products. Subsequent to fiscal year 2007, we have paid $8.5 million to our Noteholders in the transaction mentioned above, $3.3 million to SVB and $5.7 million in legal costs from our arbitration. In order to reduce our cash burn, On March 10, 2008, we committed to

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

actions to realign staff levels and incur certain expenses in order to better facilitate the Company’s current strategy, near-term outlook and ongoing operations. This initiative principally includes a workforce reduction of approximately 40% of the Company’s full-time equivalent staff, primarily in platform development programs, research and development of new products, marketing of current and new products and related roles at the Company. See note 17 for information on our restructuring plan. We are considering additional measures to reduce our cash burn. Our operations are subject to certain additional risks and uncertainties including, among others, uncertainties of adequate financing to continue as a going concern, dependence on Veridex to market our cancer diagnostic product candidates, the uncertainty of product development (including clinical trial results), regulatory clearance and approval, supplier and manufacturing dependence, competition, reimbursement availability, dependence on exclusive licenses and other relationships, uncertainties regarding patents and proprietary rights, dependence on key personnel, convertible debt covenants and other risks related to governmental regulations and approvals. We believe, however, that cash, cash equivalents and short term investments at December 31, 2007 will be sufficient to maintain operations through the third quarter of 2008.

The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business. The report of our independent registered public accounting firm for the fiscal year ended December 31, 2007, contains an explanatory paragraph which states that we have incurred recurring losses from operations, capital deficiency and negative cashflows and, based on our operating plan and existing working capital, raises substantial doubt about our ability to continue as a going concern. We will need additional funds to continue to fund our business beyond the third quarter of 2008. Our capital requirements will depend on several factors, including investment to implement our business strategy and seeking arrangements with corporate partners. Our inability to raise adequate funds to support the growth of our project portfolio will materially adversely affect our business.

As stated in the subsequent event section, we have amended our Notes such that the relevant first quarter for the “Available Cash Test” is the fiscal quarter ended December 31, 2008. This test is generally measured on the Announcement Date Deadline, which is defined in the Notes as the forty-fifth day after the end of each fiscal quarter (or the ninetieth day with respect to the last fiscal quarter of the year); however, the amendments to the Notes provided that for the fiscal quarter ended December 31, 2008, compliance shall instead be measured by a statement of compliance to be provided within fifteen business days’ following December 31, 2008.

If we were unable to reduce our cash burn, or execute a modified business plan, and we are unable to satisfy our available cash test under the Notes, this would result in an event of default under the Notes and our Notes would be payable in January 2009. Since we expect that the earliest the debt could become due based on any breach of the available cash test is January 2009, we have continued to classify the remaining debt balance as non-current as of December 31, 2007. However, it is likely that such debt will be classified as current in our March 31, 2008 financials statements filed on Form 10-Q since such debt would be due within twelve months of the March 31, 2008 balance sheet date.

If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

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

Fair value of financial instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities except for the detachable warrants and conversion rights related to the Notes, the carrying amounts approximate their fair value due to the relatively short maturity of these items.

The Notes are convertible initially into an aggregate of up to 7,334,964 shares of our common stock. We have determined to value certain provisions of the Notes and the related warrants separately in accordance with various accounting guidance documents including Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133 and related interpretations including Emerging Issues Task Force, or EITF, No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, or EITF 00-19. Upon issuance of the Notes, we recorded a liability of $8.1 million related to the embedded conversion option in the Notes and a liability of $1.9 million related to the value of the warrants. We have marked the conversion option and the warrants to market value and have recorded non-cash income of $11.2 million and a non-cash expense of $1.4 million in the consolidated statement of operations related to the change in valuation of the Notes and the warrants for the year ended December 31, 2007 and 2006, respectively.

As of December 31, 2007 and 2006, the outstanding long-term obligations and the corresponding fair market value are as follows (see also Note 8) (in thousands):

December 31,	Carrying Value, net	Fair market Value
2007	$29,641	$29,488
2006	24,352	24,244

As of December 31, 2007 and 2006, the short-term investments and the corresponding fair market value are as follows (in thousands):

December 31,	Carrying Value, net	Fair market Value
2007	$11,159	$11,178
2006	15,401	15,403

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Cash and cash equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. As a condition of our indebtedness to Silicon Valley Bank, or SVB, we are required to maintain a cash deposit equal to 33% but no greater than $12.5 million of our total available cash balance. This deposit does not legally restrict our use of the cash, but only requires a portion of our available cash to be maintained on deposit with SVB.

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

The cost or amortized cost and estimated market value of investments at December 31, 2007 and 2006 were as follows (in thousands):

2007	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
Corporate debt securities	$11,159	$19	$—	$11,178
US Agencies securities	—	—	—	—

Total	$11,159	$19	$—	$11,178

2006	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
Corporate debt securities	$2,654	$—	$—	$2,654
US Agencies securities	12,747	2	—	12,749

Total	$15,401	$2	$—	$15,403

Proceeds from the maturity of investments were $44.3 million, $38.4 million, and $46.1 million during the years ended December 31, 2007, 2006 and 2005, respectively.

Restricted funds

In fiscal 2004, we entered into a security deposit pledge agreement with a bank related to a corporate credit card agreement. This deposit earned approximately 3.9% simple interest in 2007. As of December 31, 2007 and 2006, $151,000 of restricted funds were classified within Other assets on the accompanying consolidated balance sheet. We maintain a certificate of deposit, which has been pledged as collateral against a letter of credit supplied to the landlord as security for the rent on our principal office location. The balance was $125,000 for the years ended December 31, 2007 and December 31, 2006, respectively, and is included in Other assets on the accompanying consolidated balance sheets.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

Long lived assets

We periodically evaluate the carrying value of long-term assets when events and circumstances warrant such review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined by reference to quoted market prices, if available, or the utilization of certain valuation techniques such as using the anticipated cash flows discounted at a rate available to us. See note 3 for impairment charge for long-lived assets.

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

We review the terms of our convertible debt and equity instruments that we issue to determine whether there are embedded derivatives that need to be bifurcated and accounted for separately as a derivative. When the embedded features risks are not clearly or closely related to the host instrument, the host instrument is not re-measured at fair value and if a separate instrument with the same terms would meet the definition of a derivative, the embedded instrument is bifurcated and accounted for separately. All three of these criteria need to be met in order to treat the embedded instrument as a derivative. If the convertible instrument is debt, the risks associated with the embedded conversion option are not clearly and closely related to the debt instrument. The conversion option has risks associated with an equity instrument, not a debt instrument. If the host contract is considered to be “conventional convertible debt”, bifurcation of the embedded conversion option is not required. Generally, where the ability to physically or net-share settle the conversion option is deemed not in our control, the embedded conversion option is required to be bifurcated and accounted for as a derivative.

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

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

For derivative instruments that are required to be accounted for as liabilities, the instrument would be initially recorded at its fair value and then at each reporting date, the change in fair value would be recorded in the statement of operations.

If the embedded derivative instrument is to be bifurcated and accounted for as a liability, the proceeds from an issuance will be first allocated to the fair value of the bifurcated derivative instruments. If there are also options or warrants that are required to be recorded as a liability, the proceeds are next allocated to the fair value of those instruments. The remaining proceeds, if any, are allocated to the convertible instrument, usually resulting in that instrument being recorded at a discount from the face amount.

The identification of, and accounting for, derivative instruments is complex. Management uses a derivative model analyzing the conversion features, additional shares to be paid resulting from the interest accrual and the redemption options. The model also considered factors such as the stock price, interest rate, the stock and interest rate volatility and the expected life.

Management uses the above model to value the related warrants that were issued in conjunction with the Notes. The primary factors driving the economic value of the warrants were factors, such as stock price, stock volatility, interest rate and expected life. We have not had any significant changes to these assumptions in the current year.

Discount on debt

We have allocated the proceeds received from convertible debt instruments between the underlying debt instruments and have recorded the conversion rights and detachable warrants as a liability in accordance with SFAS 133 and related interpretations. At inception, the fair value of the detachable warrants and the conversion rights (embedded derivative) were bifurcated from the host debt contract and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the secured convertible notes as unamortized discount which will be amortized over the term of the notes under the effective interest method.

Deferred financing fees

In connection with the Notes, we paid financing fees of $2.7 million. Deferred financing fees consists primarily of placement fees, accounting, legal and filing fees associated with raising funds and are amortized over the life of the loan. Amortization of the deferred financing fees were $778,000 and $54,000 for the years ended December 31, 2007 and 2006, respectively, and are reported as a component of interest expense on the Consolidated Statement of Operations.

Comprehensive loss

We account for comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). Accordingly, accumulated other comprehensive (loss) income is shown in the Consolidated Statements of Stockholders’ Equity at December 31, 2007, 2006 and 2005, and is comprised of foreign currency translation adjustments.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Concentrations of credit risk and limited suppliers

The financial instruments that potentially subject us to concentrations of risk are cash and cash equivalents and short term investments. Our cash and cash equivalents are maintained in seven financial institutions in amounts that typically exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to significant credit risk in this area. It is our practice to place our cash equivalents and short-term investments in money market accounts or high quality securities in accordance with a written policy approved by the Board of Directors.

We rely on a single supplier for the manufacturing of our instrument systems. The failure of this supplier, including a subcontractor, to deliver on schedule could delay or interrupt delivery to customers and thereby adversely affect our operating results.

Revenue recognition

We derive revenue from instrument and reagent product sales, sales of services to pharmaceutical and biotechnology companies, license agreements and milestone achievements. We recognize revenue on product sales in accordance with the SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, or SAB 104, when persuasive evidence of an arrangement exists, the contract price is fixed or determinable, the product or accessory has been delivered, title and risk of loss have passed to the customer, and collection of the resulting receivable is reasonably assured. We recognize revenue for instrument placements at the time that all necessary conditions for the recognition of revenue have been met. Specifically, if we grant an evaluation period to the customer, recognition of revenue is delayed for a period of several months. Also, in certain instances, the customer may be provided with an opportunity to return the instrument to us. We therefore recognize the revenue associated with these instrument placements only at the point when it is clear that all revenue recognition criteria have been met and that no continuing right of return remains.

We record revenue from services provided as part of research and development support agreements and milestone payments under collaborations with third parties. We examine each contract and consider the appropriate revenue recognition in accordance with SAB 104 and Emerging Issues Task Force, or EITF, 00-21, Revenue Recognition with Multiple Deliverables, or EITF 00-21. We evaluate all deliverables in our collaborative agreement to determine whether it represents separate units of accounting. Deliverables qualify for separate accounting treatment if they have stand-alone value to the customer and if there is objective evidence of fair value for the undelivered items. If there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values. If the arrangement is a single unit of accounting, the revenue recognition policy must be determined for the entire arrangement. Under the arrangements where the license fees and research and development activities can be accounted for as a separate unit of accounting, nonrefundable upfront fees are deferred and recognized as revenue on a straight-line basis over the expected term of our continued involvement in the research and development process. Revenues from the achievement of research and development milestones, if deemed substantive, are recognized as revenue when the milestones are achieved, and milestone payments are due and collectible. Milestones are substantive if the milestone is nonrefundable, achievement was not reasonably assured at inception, substantive effort was put forth in meeting the milestone and the amount of the appears reasonable in relation to the effort put forth. If these conditions are not met, we recognize a proportionate amount of the milestone payment upon receipt as revenue and the remaining portion will be deferred and recognized as revenue as we complete our performance obligation.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In accordance with SAB 104, up-front non-refundable license fees are recorded as deferred revenue and recognized over the estimated development period. Since August 2000, we have earned and received $6.9 million in license and milestone payments from Veridex. License and milestone payments are deferred and amortized on a straight-line basis over the product development period as defined for each specific product.

Cost of service sold

In 2005, the cost of services associated with service revenue was included in R&D expenses since we were still in the development stage. In the fourth quarter of 2005, we exited the development stage and therefore began to report service revenue and cost of service sold separately.

Product Warranty

We generally include a one year warranty for product quality related to our instrument product sales. We record warranty expense for known warranty issues if a loss is probable and can be reasonably estimated, and we record warranty expenses for anticipated but, as yet, unidentified issues based on historical activity. Provisions for estimated expenses related to product warranty are made at the time products are shipped. Management believes that the warranty accrual is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the accrual. Our product warranty obligations are included in accrued expenses on the accompanying consolidated balance sheet. See note 11 for more information.

Disclosures about segments of an enterprise

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, when making decisions regarding resource allocation and assessing performance. To date, we have viewed our operations and manage our business as one reporting segment. Revenues from external customers are summarized below. Revenues are attributed to a country based on the location of the customer. The following table consists of the customers from which we derived more than 10% of our revenue:

	Year Ended December 31,
Customers	2007	2006	2005
Veridex	49%	35%	53%
Pfizer	5%	13%	12%
Nukleer Teknoloji Urunleri A.S.	11%	0%	0%

Our revenue by geographical region is as follows:

	Year Ended December 31,
	2007	2006	2005
United States	$10,097	$6,695	$4,010
France	1,795	3	99
Turkey	1,736	—	—
Other European countries	1,568	1,535	302
Other foreign countries	894	464	236

	$16,090	$8,697	$4,647

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Research and development

Research and development costs are charged to expense as incurred.

Stock-based compensation

On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share Based Payment, or SFAS 123R, using the modified prospective method. In accordance with SFAS 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period. We determine the grant date fair value of employee stock options using the Black-Scholes option-pricing model adjusted for the unique characteristics of these options. The charge to net loss for the twelve months ended December 31, 2007 and 2006 was $1.3 million and $1.9 million respectively for stock based compensation. See note 9 for further disclosures.

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

The following table sets forth the computation of net loss (numerator) and shares (denominator) for loss per share:

	Year Ended December 31,
(In thousands)	2007	2006	2005
Numerator:
Net loss	$(25,155)	$(23,998)	$(26,908)
Denominator:
Weighted average shares outstanding for basic income per share	27,716	27,629	25,428
Common stock equivalents	—	—	—

Weighted average shares outstanding for diluted income per share	27,716	27,629	25,428

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Potentially dilutive securities, which are not included in our earnings per share, are summarized as follows:

	Year Ended December 31,
	2007	2006	2005
Common stock options	3,483,701	3,455,116	3,302,480
Warrants	1,509,163	1,509,163	42,169
Nonvested shares	429,145	260,000	260,000
Convertible debt shares	7,819,619	7,334,964	3,604,649

Total	13,241,628	12,559,243	7,209,298

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

We adopted the provisions of FIN 48 on January 1, 2007. We would recognize interest, if any, relating to unrecognized tax benefits within the interest expense line in the accompanying consolidated statement of operations. We would recognize penalties, if any, relating to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties, if any, would be included within the related tax liability line in the consolidated balance sheet.

New accounting pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141 (Revised 2007), “Business Combinations”, SFAS 141R. SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS 141R may have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, or SFAS 160. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for us on January 1, 2009. We are still in the process of evaluating the impact SFAS 160 will have on our Consolidated Financial Statements.

In June 2007, FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. Pursuant to EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received. EITF 07-3 is effective for the fiscal years beginning after December 15, 2007 and is to be applied prospectively for contracts entered into on or after the effective date. We are in the process of determining the impact that EITF 07-3 will have on its financial condition or results of operations.

In February 2007, FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of 2008. We are currently evaluating the effect of SFAS 159 and have not determined the impact on our consolidated results of operations and financial condition.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, FASB issued FSP FAS 157-2 which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.

On July 13, 2006, FASB issued FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, or SFAS 109, and provides guidance on classification and disclosure requirements for tax contingencies. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006 and was adopted by us in the first quarter of 2007. The adoption of FIN 48 did not impact our statement of operations and financial condition. See note 13 for further discussion on FIN 48 impact.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

3.    Impairment Charge

As a result of the negative outcome of the arbitration, we reviewed our long-lived assets for impairment in accordance with SFAS 144. Our investment in property and equipment, license agreement with Kreatech and our investment in Kreatech are the principal long-lived assets which were subject to such review. We recorded a non-cash impairment charge of $1.6 million for our property and equipment. This impairment charge is primarily related to our leasehold improvements and is based on an orderly liquidation value methodology. Management is responsible for the valuation and considered a number of factors including internal and third party valuations and appraisals when estimating fair value.

In addition, we recorded a non-cash impairment charge of $940,000 for our license agreement with Kreatech and $107,000 non-cash impairment charge for our investment in Kreatech. These impairments are based on the deterioration in financial condition of the respective companies and substantial doubt about Kreatech’s ability to continue to fulfill its obligations and earn the remaining milestones. The impairment charge for the license agreement is recorded in our selling, general and administrative expenses and the impairment related to the investment in Kreatech is recorded in other income and expense in our Consolidated Statement of Operations.

The table below summarizes the impact of the impairment charges on our consolidated statement of operations:

(in thousands)	Investment of Kreatech	Impairment charge Kreatech’s license	Property & equipment	Total
Cost of services	$—	$—	$518	$518
Research and development expense	—	—	944	944
Selling, general and administrative expense	—	940	138	1,078
Interest and other income (expense)	107	—	—	107

Total impairment charge	$107	$940	$1,600	$2,647

4.    Restructuring in 2005

On August 29, 2005, we announced actions to align staff levels and other expenses with our current commercialization strategy and sales volume and reduced our workforce by approximately 25%. As of December 31, 2005, all severance costs relating to this workforce reduction had been paid. We completed the consolidation of office space in the first half of 2006. We recorded total expense of $188,000 and $647,000 related to the work force reduction and the accelerated depreciation of our lease improvement for the year ended December 31, 2006 and 2005, respectively. See note 17 for restructuring information announced subsequent to December 31, 2007.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

5.    Inventory

Inventories are stated at the lower of cost or market, with cost determined under the first-in-first-out method, or FIFO. Inventories at December 31, 2007 and 2006 consist of the following: (in thousands)

	December 31, 2007	December 31, 2006
Raw materials	$1,127	$1,652
Finished goods	3,309	2,301
Work-in-process	1	13

Inventory	$4,437	$3,966

6.    Property and equipment

Property and equipment are comprised of the following (in thousands):

	December 31, 2007	December 31, 2006
Laboratory equipment	$489	$2,862
Furniture and equipment	68	875
Leasehold improvements	—	5,165
Manufacturing equipment	247	974
Computer equipment	35	1,074

Property and equipment, gross	$839	$10,950
Less: accumulated depreciation	—	(6,939)

Property and equipment, net	$839	$4,011

Depreciation expense on property and equipment for the years ended December 31, 2007, 2006 and 2005 was $1.6 million, $2.1 million and $2.0 million, respectively. As a result of the negative outcome in the arbitration, as further discussed in note 1 and note 14, we reviewed our long-lived assets in accordance with SFAS 144 and recorded $1.6 million impairment charge for our property and equipment. In accordance with SFAS 144, the adjusted carrying amount becomes the new cost basis and as such, we have reflected the new cost basis in the table above.

In May 2006, we consolidated our facilities as previously mentioned in Note 4 above. As a result of this consolidation, we sold some of our office furniture for approximately $170,000.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

7.    Accrued expenses

Accrued expenses are comprised of the following (in thousands):

(in thousands)	December 31, 2007	December 31, 2006
Salary related expense	$599	$1,748
Clinical research and trial costs	542	782
Contracted research costs	80	216
Accounting and legal fees	3,934	270
Manufacturing/Lab material	675	280
Debt financing	—	196
Other	911	812

Accrued expenses	$6,741	$4,304

8.    Long-term debt

Convertible subordinated notes payable

The convertible debt, detachable warrant and conversion rights liabilities are disclosed below:

	December 31, 2007	December 31, 2006
Current liabilities:
Detachable warrants	$81	$2,181
Conversion feature relating to convertible debt	156	9,286
Long term liability
Convertible subordinated notes payable due in December 2009 at interest rate of 6.0%, net of discount of $6,675 and $9,820 as of December 31, 2007 and December 31, 2006, respectively.	$25,308	$20,313

In December 2006, we entered into a definitive agreement for the sale and issuance of $30 million in aggregate principal amount of unsecured subordinated convertible promissory notes, or the Notes, which are convertible initially into an aggregate of up to 7,334,964 shares of our common stock. The Notes bear interest at 6% per annum. Interest is not payable currently but is accrued and added to the principal on a quarterly basis. Any portion of the Notes and all accrued but unpaid interest which is not converted is repayable in cash on December 5, 2009, the maturity date. We also issued warrants under this agreement to purchase 1,466,994 shares of our common stock. The Notes are convertible into shares at a conversion price of $4.09. The warrants have an exercise price of $4.09 per share. We received net proceeds of approximately $27.3 million from the sale of the Notes and accompanying warrants after deducting the placement agent fees and offering expenses of $2.7 million.

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

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

See our note 17 for amendment of the Notes that occurred in February 2008.

As stated in the subsequent event section, we have amended our Notes such that the relevant first quarter for the “Available Cash Test” is the fiscal quarter ended December 31, 2008. This test is generally measured on the Announcement Date Deadline, which is defined in the Notes as the forty-fifth day after the end of each fiscal quarter (or the ninetieth day with respect to the last fiscal quarter of the year); however, the amendments to the Notes provided that for the fiscal quarter ended December 31, 2008, compliance shall instead be measured by a statement of compliance to be provided within fifteen business days’ following December 31, 2008.

If we were unable to reduce our cash burn, or execute a modified business plan, and we are unable to satisfy our available cash test under the Notes, this would result in an event of default under the Notes and our Notes would be payable in January 2009. Since we expect that the earliest the debt could become due based on any breach of the available cash test is January 2009, we have continued to classify the remaining debt balance as non-current as of December 31, 2007. However, it is likely that such debt will be classified as current in our March 31, 2008 financials statements filed on Form 10-Q since such debt would be due within twelve months of the March 31, 2008 balance sheet date.

We have allocated the proceeds received from the Notes between the underlying debt instruments, conversion rights, and the detachable warrants. At inception, the fair value of the detachable warrants of $1.9 million and the conversion rights of $8.1 million were bifurcated from the host debt contract and recorded as a derivative liability. This resulted in a reduction of the initial notional carrying amount of the Notes as unamortized discount which will be amortized over the term of the Notes under the effective interest method. As of December 31, 2007 and 2006, we have recorded non-cash interest expense relating to the discount of $3.1 million and $210,000, respectively.

The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. The change in fair value is recorded in the statement of operations as “Change in fair value of the detachable warrants and conversion right”. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Management used a derivative model analyzing the conversion features, additional shares to be paid resulting from the interest accrual and the redemption options. The model also considered factors such as the stock price, interest rate, the stock and interest rate volatility and the expected life. For the year ended December 31, 2007, we have recorded non-cash income in the statement of operations of $9.1 million relating to these changes in fair value for the conversion right. For the year ended December 31, 2006, we have recorded a non-cash expense in the statement of operations of $1.2 million.

Management used the above model to value the related warrants that were issued in conjunction with the Notes. The primary factors driving the economic value of the warrants were factors, such as stock price, stock volatility, interest rate and expected life of the warrants. The warrants are also marked to market and the change in fair value is recorded in the statement of operations as “Change in fair value of the detachable warrants and conversion right.” For the year ended December 31, 2007, we have recorded a credit in the statement of operations of $2.1 million relating to these changes in fair value for the detachable warrants. For the year ended December 31, 2006, we have recorded a non-cash expense in the statement of operations of $246,000. We were in compliance with the Notes’ covenants for the years ended December 31, 2007 and 2006.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Senior indebtedness

Amounts due under our credit facilities for the respective years ended was as follows:

	December 31, 2007	December 31, 2006
SVB line of credit due from January 2008 to December 2010 at interest rates of 7.75%	$3,645	$2,462
GECC line of credit due from January 2008 to October 2010 at interest rates ranging from 8.78% to 11.05%	688	1,575

	$4,333	$4,037
Less: current portion of long term debt	(2,086)	(1,781)

Total long term debt	$2,247	$2,256

As of December 31, 2007, we had an aggregate of $4.3 million of bank debt outstanding with two lending institutions, $3.6 million to Silicon Valley Bank, or SVB and $688,000 to General Electric Capital Corporation, or GECC, as described below.

SVB

In April 2002, we had obtained a credit facility of $5.0 million from SVB. In April 2003, this credit facility was amended to increase the facility to $7.0 million. On October 22, 2004, we entered into a $12.0 million extension to our existing line of credit with SVB, and amended certain terms of the credit agreement. The loan is secured by a first-priority security interest in all of our assets except for our intangible intellectual property and the assets pledged under the equipment line of credit with GECC described below. Borrowings under this extension bear interest at a per annum rate of 0.5% above the prime lending rate. Interest accrues from the date of each advance and is payable on a monthly basis in 36 to 48 equal monthly installments. However, upon the occurrence of any event of default, SVB may accelerate and declare all or any portion of our obligations to SVB immediately due and payable.

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

The availability date for borrowing funds under this credit line expired on December 31, 2007. As of December 31, 2007, we have drawn down $5.9 million, of which $3.6 million is outstanding at an interest rate of 7.75%. We were in compliance with its covenants for the years ended December 31, 2007 and 2006.

See note 17 on Subsequents Events for information related to our prepayment of our credit facility.

GECC

In April 2003, we obtained $5.0 million in the form of equipment lines of credit from GECC. Collateral for this loan is a first lien on those assets specifically pledged under this line of credit and a subordinated lien on all our remaining assets except for our intangible intellectual property. We issued a warrant to

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

The $3.3 million available credit under our GECC credit facility expired on June 30, 2007. We are not extending the availability of the GECC credit facility. As of this date we have drawn down $6.7 million, of which $688,000 was outstanding under all of the facilities with GECC with interest ranging from 8.78% to 11.05%.

All of our credit facilities are subject to certain covenants, including maintaining a minimum level of earnings before interest, taxes, depreciation and amortization, as defined in the loan agreement, maintaining a minimum percentage of our cash available for investing with the lending institution and providing audited financial statements within 120 days after the close of the fiscal year. We were in compliance with its covenants for the years ended December 31, 2007 and 2006.

Future principal payment obligations on long-term debt as of December 31, 2007 are as follows (in thousands):

2008	$2,086
2009	33,436
2010	794
2011 and after	—

Total	$36,316
Less: current portion of long term debt	(2,086)

$34,230

9.    Stockholders’ equity

Common stock

In June 2005, we received net proceeds, net of fees and expenses, of $18.0 million from the sale of 4,137,902 shares of our common stock, pursuant to our effective shelf registration statement filed in May 2005. The shares were sold to certain institutional investors at $4.75 per share.

Nonvested stock

In January 2005, our board of directors made nonvested stock grants (referred to in previous SEC filings as restricted stock) to two of our officers. We made a grant of 160,000 shares of nonvested stock to certain officers, which fully vest on the third anniversary of the date of grant. The nonvested stock grants had an aggregate fair market value of $979,000 as of the close of the business day on January 28, 2005.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

On December 29, 2005, our Board of Directors made a nonvested stock grant of 100,000 shares in connection with the appointment of our new Chief Executive Officer. The shares underlying this grant will fully vest on the January 1, 2009. The nonvested stock grant had a fair market value of $336,000 as of the close of the business day on December 29, 2005.

In January 2007, our Board of Directors, or Board, made nonvested stock grants to the non-employee directors of the Board and to certain officers of the Company. The non-employee directors of the Board were granted a total of 34,860 shares which will vest one-half on each of the next two anniversary dates from the grant date. Certain officers were granted a total of 155,000 shares which will vest one-third per year for each of the next three years on the anniversary of the grant date. The nonvested stock grant had a fair market value of $107,000 and $477,000 for the directors and officers, respectively. All such grants were made pursuant to the Plan. The fair value of nonvested shares is determined based on the closing price of our common stock, as reported by Nasdaq, on the grant date and compensation expense is recognized over the service period, or vesting period.

Compensation expense relating to issuance of nonvested shares was $610,000 and $438,000 for the year ended December 31, 2007 and December 31, 2006, respectively.

If any of the officer’s employment terminates for any reason before the nonvested stock is fully vested, except as provided by such officer’s Change of Control Agreement with us, the shares of nonvested stock that are not then vested will be forfeited. If the provisions of the officer’s Change of Control Agreement are triggered, the nonvested stock will vest in accordance with the officer’s Change of Control Agreement. The compensation is recognized over the service term. A summary of our nonvested stock activity for the three years ended December 31, 2007 were as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2004	—	—
Grants	260,000	$5.06
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2005	260,000	$5.06
Grants	—	—
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2006	260,000	$5.06
Grants	189,860
Vested	—
Forfeited	20,715

Nonvested at December 31, 2007	429,145	$4.28

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

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

In June 2007, our stockholders also approved an amendment to the Immunicon Corporation 2004 Employee Stock Purchase Plan, or the ESPP, to increase by 200,000 shares the number of shares of common stock authorized for issuance or transfer under the ESPP and approved the entire ESPP, as amended. As of December 31, 2007, the total number of shares of common stock authorized for issuance under the ESPP was 400,000.

We have reserved an aggregate of 400,000 shares of our common stock for issuance under our ESPP and issued 96,433, 38,470 and 53,871 shares under this plan as of December 31, 2007, December 31, 2006 and December 31, 2005, respectively. As a result of our adopting SFAS 123R, we have expensed these grants and recorded them as stock based compensation.

Stock options

Our Amended and Restated Equity Compensation Plan, or the Plan, provides for the granting of stock options, awards of nonvested common stock, now referred to as nonvested shares, and purchases of stock through an Employee Stock Purchase Program via payroll deductions.

In June 2007, our stockholders approved an amendment to the Company’s Amended and Restated Equity Compensation Plan, or the Plan, to increase by 250,000 shares the number of shares of common stock authorized for issuance or transfer under the Plan and approved the entire Plan, as amended. As such, the total number of shares of common stock authorized for issuance or transfer under the Plan increased from 4,766,667 to 5,016,667.

Section 3(a) of the Plan states in part that, during each calendar year that the Plan is maintained, the number of Shares authorized for issuance or transfer under the Plan shall be increased without further action by our Board of Directors, and without further approval by our stockholders, in such amount as shall cause the number of Shares authorized for issuance or transfer under the Plan to equal 15% of the issued and outstanding Shares as of December 31 of the immediately prior year (on a fully-diluted basis); provided, however, that the maximum number of Shares to be added in any calendar year pursuant to Section 3(a) of the Plan shall not exceed 250,000. As such, on December 31, 2007, pursuant to Section 3(a) of the Plan, the total number of Shares authorized for issuance or transfer under the Plan increased from 5,016,667 Shares to 5,266,667 Shares, an increase of 250,000 Shares (the “Evergreen Shares”). As of December 31, 2007, we have 859,351 available for grants.

The Plan requires that exercise prices of stock options may not be less than the market value of the common stock on the date of the grant. The date of grant is determined when both parties have reached a mutual understanding of the key terms of the grant. In general, stock options granted to employees under the Plan have ten-year terms and vest over four years from the date of grant.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Information relative to our stock options is as follows (in thousands, except for exercise price information):

	Year ended December 31,
	2007		2006		2005
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted Average exercise price
Options outstanding at the beginning of the year	3,455	$3.99	3,302	$3.93	2,942	$3.64
Granted	799	1.10	273	4.31	714	4.74
Exercised	(11)	1.67	(72)	1.45	(199)	1.90
Forfeited or expired	(759)	3.25	(48)	5.77	(155)	4.78
Options outstanding at the end of the year	3,484	$3.49	3,455	$3.99	3,302	$3.93
Options exercisable at the end of the year	2,297	$4.09	2,300	$3.88	1,853	$3.37

As of December 31, 2007, the number of options vested or expected to vest was 3,362,674, with a weighted average exercise price of $3.43 and the weighted average remaining contractual life of 6.29. The total fair value of shares vested during the year ended December 31, 2007 was $1.0 million.

The following table summarizes information relating to our stock options at December 31, 2007 (in thousands except for contractual life and exercise price information):

	Year ended December 31,
	Outstanding as of December 31, 2007	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of December 31, 2007	Weighted average exercise price
$1.05—$2.40	1,739	6.38	$1.69	953	$2.22
$2.41—$6.00	1,129	6.90	3.84	809	3.74
$6.01—$9.95	616	6.72	7.95	535	7.93

	3,484	6.61	$3.49	2,297	$4.09

As the price of our stock on December 31, 2007, was lower than the exercise prices for options outstanding, exercisable and expected to vest, the aggregate intrinsic value of options were $0 at December 31, 2007.

In September 2007, our Board authorized and issued stock option grants to our officers and employees under the Plan. The Board determined that option grants to all employees were appropriate as a means of promoting long term employment within our organization. In total, the Board awarded grants of 712,000 stock options which vest over the next four years on the anniversary of the grant date. We used the closing price of our common stock on the grant date to establish the strike price of these options. The fair value of these options at the date of grant was $355,000.

Cash received from stock options exercised during the twelve months ended December 31, 2007, 2006 and 2005 was $18,000, $106,000 and $378,000, respectively. We did not recognize any tax deductions related to stock options exercised during the twelve months ended December 31, 2007, 2006 and 2005 as a result of our significant net operating losses. The total intrinsic value of options exercised during twelve months ended December 31, 2007, 2006 and 2005 was $18,000, $218,000 and $669,000, respectively. Intrinsic value of options exercised is calculated as the difference between the market price on the date of exercise and the exercise price multiplied by the number of options exercised.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Stock based Compensation

The stock-based compensation expense consisted of the following:

	Year Ended December 31,
(in thousands)	2007	2006	2005
Stock option compensation	$924	$797	$—
Nonvested Shares	610	438	299
Stock options granted prior to our IPO at below fair market value	(265)	627	1,302

Stock based compensation expense	$1,269	$1,862	$1,601

SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As we have reported a net loss in each period presented and have an accumulated deficit of $167.6 million as of December 31, 2007, we believe that the deferred tax assets for these options do not satisfy the realization criteria set forth in SFAS No. 109, Accounting for Income Taxes, or SFAS 109, and we therefore have recorded a full valuation allowance against the deferred tax asset.

The following table illustrates the effect on net loss and loss per share for the twelve months ended December 31, 2005 if we had applied the fair market value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, to options granted under our share-based payment plans. For purposes of this pro forma disclosure, the value of the stock options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods. Since the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

(in thousands except per share data)	Year Ended December 31, 2005
Net loss, as reported	$(26,908)
Add: Stock-based compensation expense included in reported net loss	1,601
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(4,155)

Pro forma net loss	$(29,462)

Net loss per share (basic and diluted) as reported	$(1.06)

Pro forma net loss per share (basic and diluted)	$(1.16)

On December 29, 2005, our Board of Directors approved the acceleration of the vesting of all outstanding stock options held by our current officers and employees with an exercise price of at least $4.80 per share. Options held by our executive officers and members of the Board were excluded from the vesting acceleration. Unvested stock options that had an exercise price of less than $4.80 per share will continue to vest on their normal schedule. As a result of this vesting acceleration, options to purchase approximately 351,442 shares of our common stock have become fully vested. The effects of this accelerated vesting have been included in the pro forma information shown above. The decision to accelerate the vesting of these stock options was made to reduce the compensation expense that might be recorded in future periods following our adoption of SFAS 123R. We believe that the options subject to

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

the accelerated vesting have not provided sufficient retentive value when compared to the future stock option compensation expense because these options had exercise prices in excess of current market values.

In January 2007, Edward L. Erickson, our former Chairman of the Board, announced that he was not seeking re-election to our Board of Directors. Therefore effective June 12, 2007, Mr. Erickson was no longer a member of our Board. Consistent with the terms of the Plan, all of Mr. Erickson’s unvested options and nonvested shares were forfeited on that date. Mr. Erickson had been granted performance based stock options before our IPO in April 2004 and before the provisions of SFAS 123R became effective. We therefore had accounted for these stock awards under the provisions of Accounting Principle Board Opinion No. 25, Accounting for Stock Options Issued to Employees. We have been recording compensation expense in the category “Stock Options granted prior to our IPO at below fair market value” shown below. As a result of these options and nonvested shares being forfeited, we had to adjust the expense of $648,000 relating to the unvested portion of these options and nonvested shares in the second quarter of fiscal 2007.

During the period from October 1, 2002 through December 8, 2003, we issued options to certain employees and directors under the Plan with exercise prices below the estimated fair value, determined with hindsight, of our common stock on the date of grant, or pre-IPO options. During the year ended December 31, 2007, 2006 and 2005, we recorded stock-based compensation expense as a charge to income including stock-based compensation for the milestone-based grants described above of $(265,000), $584,000 and $1.2 million, respectively.

We issued 30,000 options during the year ended December 31, 2005 to consultants providing scientific advisory and other professional services. We believe that the fair values of the stock options are more reliably measurable than the fair values of the services received. The estimated fair values of the stock options granted are calculated at each reporting date using the fair value method, as prescribed by SFAS 123, EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, or EITF 96-18 and FASB Interpretation, or FIN, 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, or FIN 28, using the following weighted-average assumptions: risk-free interest rate of 4.4%, volatility of 60.5%, an expected life of five years and a dividend yield of zero. In connection with grants of stock options to non-employees, we recorded stock-based compensation of $74,000 in 2005. We did not issue any options to consultants during the year ended December 31, 2007 and 2006.

The fair value of each of our stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of our stock option awards, which are subject to the straight line vesting method, is recorded as an expense using a straight-line basis over the vesting life of the stock options. In selecting the historical volatility approach we had reviewed similar entities as well as the AMEX Biotechnology Index and based on this analysis, chose our own historical volatility as the best measure of expected volatility. Additionally, when we adopted FAS 123R, we began using the simplified calculation of expected life, described in SAB 107, compared to our historical grants. Management believes that this calculation provides a reasonable estimate of expected life for our employee stock options. On December 12, 2007, SAB 110 was issued to extend the simplified method beyond 2007 for those companies who have concluded that their own historical exercise experience is not sufficient to provide a reasonable basis. The risk-free interest rate assumption is based upon the rate applicable to the US Treasury security with a maturity equal to the expected term of the option on the grant date. We use historical data to estimate stock option exercises and forfeitures within the valuation model.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The weighted average fair value of the options granted during the years ended December 31, 2007, 2006 and 2005 were estimated at $0.68, $2.61 and $2.62 per share, respectively.

The significant assumptions relating to the valuation of our stock options for the twelve months ended December 31, 2007, 2006 and 2005 were as follows:

	December 31, 2007	December 31, 2006	December 31, 2005
Dividend yield	— %	— %	— %
Volatility	58.95%—62.60%	57.12%—60.74%	56.04%—64.60%
Weighted volatility	60.92%	59.28%	60.95%
Risk-free interest rate	3.94%—5.09%	4.32%—5.22%	3.63%—4.54%
Expected option life (years)	6.25	6.25	5.0

At December 31, 2007, there was $1.7 million of unrecognized compensation expense related to unvested share-based awards under our share-based payment plans, of which $12,000 relates to stock options granted before our initial public offering at below fair market value, $1.2 million relates to stock options resulting from the adoption of SFAS 123R and $489,000 relates to non vested shares. This cost is expected to be recognized over a weighted average period of 2.26 years.

Warrants

The total number of warrants outstanding for years ended December 31, 2007, 2006 and 2005 were 1,509,000, 1,509,000 and 42,000, respectively. All of the outstanding warrants are exercisable.

The below table provides the rollforward of outstanding warrants:

(in thousands)	Shares	Price
Warrants outstanding, January 1, 2005	42	$5.22
Granted
Exercised
Cancelled

Warrants outstanding, Dec. 31, 2005	42	5.22

Granted	1,467	4.09
Exercised	—	—
Cancelled	—	—

Warrants outstanding, Dec. 31, 2006	1,509	4.12

Granted	—	—
Exercised	—	—
Cancelled	—	—

Warrants outstanding, Dec. 31, 2007	1,509	$4.12

As previously stated in note 8, we entered into a definitive agreement for the sale and issuance of $30 million in aggregate principal amount of Notes, with detachable warrants, to purchase 1,466,994 shares of our common stock at an exercise price of $4.09. We allocated the proceeds received between the convertible debt and the detachable warrants based upon the relative fair values on the dates the proceeds were received using the Black-Scholes option pricing formula. These detachable warrants are considered derivatives under SFAS 133. The result of this accounting treatment is that the fair value of

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

the embedded derivative is marked to market each balance sheet date and recorded as a liability. The change in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, from the initial transaction and the reporting date are recorded as adjustments to the liabilities. The credit of approximately $1.9 million relating to the change in the fair value of the warrants was recorded in our consolidated statement of operations as change in fair value of detachable warrants and conversion rights financial line item.

10.    Comprehensive loss

Other comprehensive loss consisted of foreign currency translation adjustments. Comprehensive loss reconciliation is below:

	Year Ended December 31,
(in thousands)	2007	2006	2005
Net Loss as reported	$(25,155)	$(23,998)	$(26,908)
Foreign currency translation	11	10	(17)

Comprehensive loss	$(25,144)	$(23,988)	$(26,925)

11.    Commitments and contingencies

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

In December 2006, we entered into a definitive license, development, supply and distribution agreement with Diagnostic HYBRIDS, Inc., or DHI, to develop and commercialize products in the field of clinical virology diagnostics, starting with a panel of multiplex respiratory virus and sexually transmitted disease assays. This product portfolio will be developed for the EasyCount platform. The agreement is in effect for a period ending on the fifth anniversary of the commencement of the commercial period and either party may elect to extend the original term for an additional five years. The agreement automatically terminates in the event that pre-marketing FDA clearance for a new product is not received on or before July 1, 2009.

We received an up front non-refundable license fee of $500,000 and are eligible for an additional $1.0 million upon approval by the FDA for the first initial product. In addition, the agreement provided for us to receive six quarterly payments of $200,000 each beginning in January 2007 to assist us in developing an instrument system and reagents for this collaboration of which we have received four payments or $800,000 in 2007. Under the agreement we will manufacture and supply DHI with their requirements

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

for bulk reagents and DHI will manufacture and supply the detection reagents. We will receive 41% of the revenue from the sale of these reagents. DHI will act as our distributor for instrument systems and thereby be responsible for all expenses for marketing, sales, distribution and training.

We will manufacture and supply DHI with their requirements for bulk reagents, instrument systems and related components and materials. DHI will manufacture and supply the detection reagents and finished products. We will receive 41% of the revenue from the sale of these reagents. DHI will act as our distributor for the instrument systems. We are responsible for one year warranty expense for the instrument systems. We should receive all revenue from servicing or repair of instrument systems. DHI is entitled to 10% of service revenue as their commission. DHI will be responsible for all expenses for sales and training with respect to products and systems. As of December 31, 2007, we are still in the developing phase of this agreement. In accordance with EITF 00-21, Revenue Recognition with Multiple Deliverables, or EITF 00-21, we have evaluated the contract and determined that it has one unit of accounting. The payments received will be amortized over the life of the contract which we expect will be a total of 11 1/2 years which includes a 5 year extension of the initial term. We recorded $88,000 in contract revenue for the year ended December 31, 2007.

On June 13, 2005 we announced that we, along with the Fox Chase Cancer Center, or Fox Chase, were awarded a Small Business Technology Transfer grant totaling approximately $1.1 million from the National Institutes of Health, or NIH, which extended over two years. From 2005 through December 31, 2007, we received approximately $475,000 under the terms of this grant.

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

In consideration of the rights granted by the university, we pay the university the following: a nonrefundable annual license maintenance royalty of $25,000, along with a royalty equal to one percent of net sales of licensed products. We recorded $15,000, $8,000 and $2,000 for the royalty payments in costs of goods sold for the years ended December 31, 2007, 2006, and 2005, respectively. In the event we pay a royalty to a third-party for use of patented technology which materially enables the functionality of the university’s developed technology, then we shall be entitled to receive a credit against royalties due the university in the amount of the third-party royalty payments.

Relocation Agreement

In August 2006, the Compensation Committee of our Board of Directors, or the Committee, approved a change to the compensation of our Chief Executive Officer, Byron Hewett. In order to facilitate his relocation the Committee unanimously approved certain expenditures related to his relocation to the Philadelphia area. We reimbursed Mr. Hewett $67,000 for the costs on the purchase of his new home and the moving expenses in December 2006. The reimbursement included Mr. Hewett’s anticipated United States Federal income tax liability. We recorded total relocation expense of $74,000 and $389,000 for the years ended in December 31, 2007 and 2006, respectively.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

Changes in accrued product warranty expense are as follows:

	Year Ended December 31,
(in thousands)	2007	2006	2005
Beginning of the period	$64	$78	$—
Additions	73	62	141
Claims	(66)	(76)	(63)

End of the period	$71	$64	$78

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

Rent expense for all locations for years ended December 31, 2007, 2006 and 2005 was $928,000, $960,000, and $1.0 million, respectively.

Future minimum lease payments under the operating leases as of December 31, 2007 are as follows:

(in thousands)	Operating
2008	$866
2009	873
2010	709
2011	234
2012 and thereafter	19

Total minimum lease payments	$2,701

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

On February 29, 2008, James G. Murphy, our former Chief Financial Officer tendered his resignation to our Board, pursuant to which Mr. Murphy resigned his position as our Senior Vice President, Finance and Administration and Chief Financial Officer. Mr. Murphy’s resignation was effective on March 14, 2008. Mr. Murphy’s resignation was not as a result of any disagreement with Immunicon on any matter relating to our operations, policies or practices and Mr. Murphy worked closely with our management to ensure a smooth transition.

James L. Wilcox and Michael Kagan were terminated as part of the restructuring (see note 17) from their current respective positions of Vice President and Chief Counsel and Vice President, Manufacturing and Engineering. Mr. Wilcox and Mr. Kagan’s release were effective as of March 10, 2008. Mr. Wilcox and Mr. Kagan’s terminations were not as a result of any disagreement with Immunicon on any matter relating to our operations, policies or practices.

12.    Defined contribution plan

We maintain a defined contribution benefit plan, or the 401(k) Plan, in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The 401(k) Plan covers all of our employees that are at least 21 years of age and have completed three months of service. We match 20 percent of the first two percent of the participant’s elected salary deferral. For the years ended December 31, 2007, 2006 and 2005, the Company contributed $29,000, $27,000, and $29,000, respectively, to the 401(k) Plan.

13.    Income taxes

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

We have significant federal and state net operating losses, or NOLs, available to offset future taxable income. As of December 31, 2007, we have federal NOLs of $153.3 million. In addition, we have unused research and expense credit carryforward of approximately $3.6 million. As a result of the net operating loss carryforwards, our federal statute of limitation remains open for all years since 1990 with no years currently under examination by the Internal Revenue Service. If not utilized, these NOLs and tax credits will begin to expire in 2018. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Since we have not yet achieved profitability, management believes that our net deferred tax assets do not satisfy the realization criteria set forth in SFAS No. 109 and has therefore recorded a full

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

valuation allowance against our net deferred tax asset. If we do not achieve profitability, we may lose our net operating loss carryforwards and tax credit carryforwards. In addition, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in our ownership occur.

We adopted the provisions of FIN 48 on January 1, 2007. In accordance with paragraph 19 of FIN 48, interest, if any, relating to unrecognized tax benefits would be recorded as a component of interest expense and penalties, if any, relating to unrecognized tax benefits would be recorded as a component of tax expense. As of the date of the adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits. The following table summarizes the unrecognized tax benefits:

Total (in Thousands)
Balance at January 1, 2007	$724
Increases for tax positions of prior year	926

Balance at December 31, 2007	$1,650

The application of FIN 48 would have resulted in a decrease in retained earnings of $0.7 million, except that the decrease was fully offset by a valuation allowance. Any changes in the future to the unrecognized tax benefit would not impact the effective tax rate due to the existence of the valuation allowance. We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months. As a result of the FIN 48 adjustment, our unused research and development credit carryforward was approximately $4.4 million at January 1, 2007.

In 2007, we received notification from the state of Pennsylvania that we were approved to assign research and development credit to another company and we have recorded a credit to deferred state income tax benefit in the second quarter of 2007. We received a cash payment of $267,000 for our assignment in July 2007.

The sources of income/(loss) before the provision for income taxes are listed below:

	Year Ended December 31,
(in thousands)	2007	2006	2005
US	$(24,789)	$(22,969)	$(26,111)
Foreign	(633)	(1,029)	(767)

Income/(loss) before provision for income taxes	$(25,422)	$(23,998)	$(26,878)

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

A reconciliation of the statutory federal income tax expense (benefit) is listed below:

	Year Ended December 31,
(in thousands)	2007	2006	2005
Statutory income tax benefit	$(8,643)	$(8,399)	$(9,407)
State benefit, net of federal	(131)	(1,612)	(31)
Adjustment for permanent items	1,687	1,053	416
Change in valuation allowance	3,687	9,216	10,411
Federal and state rate change	1,632
R&D Credit	1,413	(258)	(1,388)
Foreign tax expense	—	—	30
Other	88	—	(1)

Total provision/(benefit)	$(267)	$—	$30

The provision for income taxes is summarized as follows:

	Year Ended December 31,
(in thousands)	2007	2006	2005
Current
Federal	$—	$—	$—
State	(267)	—	—
Foreign	—	—	30

Total current	$(267)	$—	$30
Deferred
Federal	$(3,822)	$(7,604)	$(10,380)
State	135	(1,612)	(31)

Total deferred	(3,687)	(9,216)	(10,411)

Change in valuation allowance	3,687	9,216	10,411

Total provision for income taxes	$(267)	$—	$30

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The tax effect of the temporary differences that give rise to deferred income tax assets and liabilities are listed below:

	Year Ended December 31,
(in thousands)	2007	2006
Deferred tax assets
Accrued expenses	$73	$318
Changes in fair value of rights and warrants liabilities	—	596
Depreciation and amortization	1,175	129
Amortization of license fee	338
Impairment of assets	39	—
Deferred income	1,359	1,210
Deferred compensation	1,412	1,065
Research & development credits (Federal)	3,649	5,062
Net operating losses	56,097	48,522

Total deferred tax assets	64,142	56,902
Valuation allowance	(60,589)	(56,902)

Deferred tax assets	3,553	—

Deferred tax liabilities
Changes in fair value of rights and warrants liabilities	(3,553)	—

Net Deferred tax asset	$—	$—

Reported as:
Federal	54,515	52,489
State	6,074	4,413

Total	60,589	56,902
Valuation allowance	(60,589)	(56,902)

Recorded deferred tax asset/(liability)	$—	$—

14.    Related party transactions

The following table summarizes the revenue from related parties recognized for the three years ended December 31, 2007:

	Year Ended December 31,
(in thousands)	2007	2006	2005
Contract and milestone revenue from related party	$422	$675	$1,045
Product revenue from related party	7,541	2,411	1,458

Total revenue from related party	$7,963	$3,086	$2,503

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

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

consideration for the grant of the rights and licenses under this agreement, we paid to Kreatech an initial license fee of $71,000.

In April 2007, we entered into a new agreement with Kreatech (“Cross-License Agreement”) wherein the terms and conditions of the initial agreement were terminated, the research collaboration was expanded and the old license fee was fully amortized. Under the Cross-License Agreement, we have provided an exclusive right to Kreatech to utilize certain of our technologies to improve existing Kreatech products and to manufacture and supply such improved products in exchange for the exclusive right to sell these products in North America.

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

We simultaneously entered into a Stock Purchase Agreement where we agreed to purchase Kreatech Series D Preferred Stock. Upon signing the Stock Purchase Agreement and the Cross-License Agreement, we paid Kreatech $500,000 and received 1.7 million shares of Series D Preferred Stock. We made a milestone payment of $250,000 in October 2007 as Kreatech met the feasibility requirements and received 830,000 shares of Series D Preferred Stock. We made a milestone payment of $250,000 in December 2007 as Kreatech met a development requirement and received 830,000 shares of Series D Preferred Stock. We have agreed to make additional payments of approximately $500,000 based on the achievement by Kreatech of certain development milestones. We expect the remainder of the milestones will be achieved by the end of the second quarter in 2008.

We performed various analyses, including estimates of future cash flow to determine the allocation of the value of the cash paid to Kreatech between the cross-license and the Series D Preferred Stock. Based on these analyses we determined that we would allocate 90% of the fair value to the cross-license and 10% to the Series D Preferred Stock.

Pursuant to SFAS 144, during the fourth quarter of fiscal 2007, we recorded an impairment charge of $940,000 for our license agreement with Kreatech and $107,000 charge for our investment in Kreatech. As a result, these assets were completely written off as of December 31, 2007. See note 3 for further information on the impairment charge.

In March 2007, Leon W. M.M. Terstappen, MD, Ph.D., our Senior Vice President of Research and Development and Chief Scientific Officer, was appointed Chair of Medical Cell Biophysics in the Faculty of Science and Technology at the University of Twente, Enschede, The Netherlands. Dr. Terstappen will remain in his current position with us but will devote approximately 20% of his time to academic activities at the University of Twente with which we have substantial contracts and relationships. The University of Twente will compensate directly to Dr. Terstappen for his time devoted to the University of Twente.

In 1997, we entered into a license agreement with a university (“Netherlands Agreement”) covering optical analysis of particles similar to cells and cell particles. In consideration of the rights granted by the university, we will pay the university a royalty equal to three percent of net sales of products covered by the licensed technology for which a valid patent exists or one and three-quarters percent (1.75%) of net

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

sales of products covered by the licensed technology for which no valid patent exists. As of December 31, 2007, we had not sold any products relating to the Netherlands Agreement. In addition to the royalty, we also provide financial support for certain students that are assigned or working in this area of expertise. We have recorded research and development expense for this support of $320,000, $217,000, and $224,000 for the fiscal years ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively.

In June 2004, we entered into an addendum to the Netherlands Agreement with STW, a research funding agency of the Dutch government. Under the modified agreement, STW will provide the university with up to approximately $1 million toward developing an affordable and portable instrument to monitor patients with HIV. This instrument represents an additional application of our existing technology, specifically the CellTracks EasyCount system, which was developed through our collaboration with the university. Under the agreement addendum, we will contribute “in kind” research effort toward the project such as personnel, equipment and supplies, among other things, and we have rights to commercialize products that result from the agreement. As of December 31, 2007, we have met our obligations under this agreement.

In August 2000, we entered into the DLS Agreement, with Ortho Clinical Diagnostics, Inc., or OCD, a subsidiary of Johnson and Johnson, Inc., whereby we licensed certain rights to our technology and assumed certain development obligations for our cancer diagnostic product candidates. In exchange, OCD agreed to market and distribute our cancer diagnostic product candidates. On November 10, 2003, we executed an amendment to the DLS Agreement whereby all of the rights and responsibilities of OCD were transferred to Veridex LLC, or Veridex, a subsidiary of OCD. In addition, we and Veridex re-negotiated certain clinical development and regulatory milestones. The DLS Agreement has a term of 20 years and may be terminated earlier by either party under certain conditions. The DLS Agreement is currently subject to arbitration between Veridex and us. See below for more discussion.

In connection with the DLS Agreement, Veridex made a $1.5 million up-front, non-refundable license fee payment to us. Under the DLS Agreement, Veridex is obligated to pay us approximately 31% of their net sales from the sale of reagents, test kits, and certain other consumable products and disposable items. Under the terms of the DLS Agreement, we are required to invest in related research based on a percentage of sales as defined in the DLS Agreement. In 2000, another subsidiary of Johnson and Johnson, or J&J Sub, purchased $5 million of our Series E Preferred Stock. In December 2001 and July 2003, J&J Sub purchased $3 million and $3.3 million of our Series F Preferred Stock, respectively.

We have received a total of $6.9 million in license and milestone payments under the terms of the DLS Agreement from inception to December 31, 2007. These payments are recognized as revenue over the estimated product development period for the corresponding product, which we estimate will end at various points through June 30, 2011. We continuously review the status of the remaining development milestones and, where appropriate, have renegotiated the development requirement and payment terms. We expect to receive the remaining $3.6 million in development milestone payments over the next three to five years.

We pay Veridex a commission for selling our instruments. We recorded commission expense of $484,000, $487,000, and $135,000 for the years ended December 31, 2007, 2006 and 2005, respectively. These expenses were recorded under general and administrative expense. We also purchase certain products from Veridex for use in our clinical trials. These expenses are recorded in research and development and were $42,000, $199,000, and $268,000 for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, Veridex also provides the training and technical support to

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

customers purchasing the instruments and we reimburse for these expenses. We record these expenses in our cost of goods sold. These expenses were $526,000, $474,000, and $418,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Veridex is responsible for marketing our cancer diagnostic products including the CellSearch reagents. Adoption of our cancer diagnostic products to date had not been as rapid as we expected. As part of our efforts to better understand this declining growth rate, in April 2007, we notified Veridex of our intention to exercise our right to conduct a contract audit to ensure that Veridex was complying with its obligations under the DLS Agreement.

On May 31, 2007, we announced that we had filed a Demand for Arbitration against Veridex pursuant to which we were seeking termination of the 20-year exclusive worldwide agreement to market, sell and distribute our cancer diagnostic products and rescission of all licenses currently held by Veridex under the DLS Agreement, based on “repudiation and fundamental breaches by Veridex of its contractual, agency and other fiduciary obligations to market, sell and distribute our cancer diagnostic products.” We also sought monetary damages including compensatory damages of $220.2 to $254.2 million and punitive damages of $480 million.

Under the DLS Agreement, Veridex was appointed as exclusive sales agent, licensee and distributor responsible for selling cancer diagnostic products we developed and remitting royalties on the sales of reagent kits to us. In the arbitration, we alleged, among other things, that Veridex breached its “obligation to use its best efforts to market” those products and thereafter “reneg(ed) on its express commitment to engage and deploy sales representatives to personally promote, or ‘detail,’ the Immunicon products to doctors.” We further alleged, “(w)hile seriously damaging to us and to our shareholders, Veridex’s actions are depriving cancer patients—who are in severe need of the best treatment and testing—and their doctors of our US Food and Drug Administration, or FDA, cleared cancer diagnostic tests.” We further alleged in the arbitration that “Veridex refused outright to permit a meaningful audit of its performance as exclusive sales agent and licensee for selling and marketing the Immunicon products, and erected a series of other roadblocks to a meaningful audit.”

On May 25, 2007, after Veridex was informed that we were discontinuing the audit and that we intended to file claims against it, Veridex sent us a notification asserting that we were in “material breach” of the DLS Agreement. We have recorded approximately $12.6 million in legal fees associated with this action in the year ended December 31, 2007.

Veridex’s answer and counterclaim asserted, among other things, that Immunicon had failed to perform its development, manufacturing and quality assurance obligations pursuant to the DLS Agreement and violated Veridex’s exclusive right to sell Immunicon products. Veridex’s counterclaim originally claimed damages of $35.6 million. In a revised claim dated October 19, 2007, Veridex revised its claim and now sought damages of $168 million for alleged breach of our obligation to refrain from selling products in the “Field of Cancer” except through Veridex.

On March 3, 2008, the arbitrator in the arbitration proceedings issued a final award, or the Decision. In the Decision, the arbitrator determined that Veridex was not in breach of its “best efforts” marketing obligation and dismissed our claims. The arbitrator awarded Veridex approximately $304,000 in contract damages, pursuant to Veridex’s counterclaim in which Veridex had challenged our use of circulating tumor cell, or CTC reagents and analyzers as part of our “Service” business. The Company is currently assessing the impact of the decision on its business.

In the Arbitration, we claimed, among other things, that Veridex had materially violated its obligation to devote best efforts in the marketing of the CellSearch test developed by Immunicon pursuant to the 2000 DLS Agreement, as amended, between OCD (which has since been assigned to Veridex) and us.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

15.    Supplemental expense information

The supplemental expense information below provides additional information about the amounts recorded as research and development expenses and general and administrative expenses in the accompanying statements of operations:

Research and development expenses

Research and development expenses are comprised of the following:

	Year Ended December 31,
(in thousands)	2007	2006	2005
Salaries, benefits and taxes	$6,743	$6,739	$11,371
Laboratory supplies and expenses	808	715	936
Instrument development costs	55	647	529
Clinical trial expenses	601	1,246	3,793
Contracted research costs	708	663	859
Depreciation	1,062	1,229	1,697
Impairment of fixed assets	944	—	—
All others	243	1,495	2,591

Total selling, general and administrative expenses	$11,164	$12,734	$21,776

Selling, general and administrative expenses

Selling, general and administrative expenses are comprised of the following:

	Year Ended December 31,
(in thousands)	2007	2006	2005
Salaries, benefits and taxes	$4,837	$5,943	$4,128
Legal and professional fees	14,549	2,105	2,141
Commission	487	487	135
Depreciation	113	275	299
Insurance	236	286	182
Impairment of fixed assets	138	—	—
Impairment of Kreatech license	940	—	—
All others	1,129	1,000	1,134

Total selling, general and administrative expenses	$22,429	$10,096	$8,019

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

16.    Quarterly financial data (unaudited)

The following table presents unaudited quarterly financial data (in thousands except per share data). These quarterly results of operations for the periods shown are not necessarily indicative of future results of operations.

	Revenue	Gross Profit/ (loss)	Net loss per common Net loss share-basic and diluted
March 31, 2007	$2,657	$(168)	$(4,116)	$(0.15)
June 30, 2007	3,919	216	(1,617)	(0.06)
September 30, 2007	4,812	394	(6,727)	(0.24)
December 31, 2007	4,702	608	(12,695)	(0.46)

March 31, 2006	$1,453	$(71)	$(5,384)	$(0.20)
June 30, 2006	2,327	(98)	(5,387)	(0.20)
September 30, 2006	1,935	(13)	(5,556)	(0.20)
December 31, 2006	2,982	(334)	(7,671)	(0.28)

17.    Subsequent events

Amendment to the Notes and Related Transaction Documents

In February 29, 2008, we entered into, and consummated the transactions contemplated by, the Prepayment Agreement and Amendments, or the Prepayment Agreements, with each of the holders, or the Holders, of our 6.00% Subordinated Convertible Notes, or the Notes. As stated above, the Notes were first issued December 6, 2006 in tandem with warrants, or the Warrants, to purchase shares of our common stock pursuant to that certain Securities Purchase Agreement, dated December 6, 2006, or the Purchase Agreement. Upon the terms and subject to the conditions of the Prepayment Agreements, the Holders exchanged $3,000,000 of original principal amount and accrued but unpaid interest on the Notes (the “Exchanged Debt”) with us in exchange for the issuance of 3,571,433 shares of common stock in the aggregate to the Holders in a transaction exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. Immunicon also prepaid $8,500,000 of original principal amount and accrued but unpaid interest on the Notes to the Holders.

In addition, certain terms of the Notes were amended and restated, including to provide that we may prepay without penalty any amount of the principal and interest of the Notes by providing five business days notice to the Holders, subject to certain change of control premium obligations in the event of a prepayment in connection with a change of control, and we may list our common stock on the Over-the-Counter Bulletin Board, as well as other stock exchanges, in order to remain compliant with the covenants in the Note. Further, the “Available Cash Test”, as defined in the Notes, existing under the Notes was amended and restated such that the effective measurement date for the test will begin with the quarter ended December 31, 2008 and will be measured each quarter thereafter until the maturity of the Notes on December 6, 2009. The definition of “Events of Default” under the Notes were amended such that a breach or default under any agreement binding us that would result in an Event of Default specifically excludes a breach or default related to the DLS Agreement, to the extent such default or event of default arose out of or in connection with any matters related to our arbitration against Veridex.

Immunicon Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The terms of the Warrants and the Purchase Agreement were also amended to confirm that the closing of the transactions contemplated by the Prepayment Agreements would not result in a breach of the Warrants or the Purchase Agreement. The Holders irrevocably waived any anti-dilution adjustment or participation rights related to the issuance of the Shares in the Exchange.

In addition, the terms of the Purchase Agreement were amended such that our covenants that, for so long as any of the Notes or Warrants remain outstanding, we shall use our reasonable best efforts to maintain the effectiveness of the current Registration Statement on Form S-3, the Registration Statement, covering the issuance of the Registrable Securities (as defined in the Notes); provided that, if at any time while the Notes or the Warrants are outstanding we shall be ineligible to maintain the effectiveness of the Registration Statement, we shall no longer be obligated to maintain the effectiveness of the Registration Statement.

Arbitration

On March 3, 2008, the arbitrator in the arbitration proceedings issued a final award, or the Decision. In the Decision, the arbitrator determined that Veridex was not in breach of its “best efforts” marketing obligation and dismissed our claims. The arbitrator awarded Veridex approximately $304,000 in contract damages, pursuant to Veridex’s counterclaim in which Veridex had challenged our use of circulating tumor cell, or CTC reagents and analyzers as part of our “Service” business. The Company is currently assessing the impact of the decision on its business. See note 14 for further information on the DLS Agreement and the arbitration.

Restructuring

On March 10, 2008, we committed to actions to realign staff levels and incur certain expenses in order to better facilitate the Company’s current strategy, near-term outlook and ongoing operations. This initiative principally includes a workforce reduction of approximately 40% of the Company’s full-time equivalent staff, primarily in platform development programs, research and development of new products, marketing of current and new products and related roles at the Company.

The Restructuring reflects, and is a result of the detailed analysis of several factors, including our revenue outlook and current expense structure; the adverse March 3, 2008 final award in the arbitration with Veridex, and the potential effect of the final award on our commercialization efforts; our desire to reduce our cost structure; our desire to preserve stockholder value; and management’s assessment of continued risk and uncertainty regarding the ability at the present time to extrapolate with confidence instrument placement and revenue growth rates.

We anticipate taking a charge in the first fiscal quarter of 2008 of up to approximately $1.3 million for severance and other costs related to the Realignment. All of the anticipated cash charge will be related to employee termination costs.

Prepayment of SVB Credit facility

In March 2008, we prepaid $3.3 million to SVB which represented the outstanding principal and interest remaining under our credit facility with SVB.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Directors and Executive Officers and Corporate Governance

PART III

Item 10.    Directors and Executive Officers and Corporate Governance

The information called for by Item 10 of Form 10-K will be set forth under the caption “Directors and Executive Officers and Corporate Governance” in our definitive proxy statement, to be filed within 120 days of the end of the fiscal year covered by this annual report on Form 10-K, and is incorporated by reference.

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

Exhibits and Financial Statements Schedules

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

3.2	Amended and Restated Bylaws of Immunicon Corporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 4, 2007)

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

Exhibits and Financial Statements Schedules

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

Exhibits and Financial Statements Schedules

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

10.23	*

Development, License and Supply Agreement, dated August 17, 2000, between Immunicon Corporation and Ortho-Clinical Diagnostics, Inc. (Incorporated by reference to Exhibit 10.27 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.24	*

Amendment to Development, License and Supply Agreement, dated December 10, 2002, between Immunicon Corporation and Ortho-Clinical Diagnostics, Inc. (Incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.25	*

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

Exhibits and Financial Statements Schedules

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

Exhibits and Financial Statements Schedules

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

10.43	*

Supply and Marketing License Agreement, dated January 2, 2006, between Immunicon Corporation and Kreatech Biotechnology B.V. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006)

10.44	*

License, Development, Supply and Distribution Agreement, dated December 11, 2006, by and between Immunicon Corporation and Diagnostic Hybrids, Inc. (Incorporated by reference to Exhibit 10.44 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

10.45	*

Investment Agreement, dated April 3, 2007, between Immunicon Corporation and Kreatech Holding B.V. (Incorporated by reference to Exhibit 10.3 of the Registrants’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007).

10.46	*

Exclusive Cross-License Agreement, dated April 3, 2007, between Immunicon Corporation and Kreatech Biotechnology B.V. (Incorporated by reference to Exhibit 10.4 of the Registrants Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007)

10.47	**

Immunicon Corporation 2004 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.46 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.48	**

Immunicon Corporation Amended and Restated Equity Compensation Plan (Incorporated by reference to Exhibit 10.45 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.49	**

Amendment 2005-1 to the Immunicon Corporation Amended and Restated Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 20, 2005)

Exhibits and Financial Statements Schedules

Exhibit number		Description

10.50	**

Amendment 2006-1 to the Immunicon Corporation Amended and Restated Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2006)

10.51	**	2006 Compensation Policy for Non-Employee Directors (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2006)

10.52	**	Form of Option Grant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 31, 2005)

10.53	**

Letter agreement, dated April 15, 2003, between Immunicon Corporation and Edward L. Erickson (Incorporated by reference to Exhibit 10.38 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.54	**

Letter agreement, dated April 15, 2003, between Immunicon Corporation and James G. Murphy (Incorporated by reference to Exhibit 10.39 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.55	**

Letter agreement, dated April 15, 2003, between Immunicon Corporation and Leon W.M.M. Terstappen, M.D., Ph.D. (Incorporated by reference to Exhibit 10.40 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.56	**

Letter Agreement, dated February 4, 2004, between Immunicon Corporation and James L. Wilcox, Esq. (Incorporated by reference to Exhibit 10.49 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.57	**

Letter Agreement, dated October 8, 2004, between Immunicon Corporation and Byron D. Hewett (Incorporated by reference to Exhibit 10.54 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.58	**

Non-Compete Agreement, dated April 15, 2004, to be entered into between Immunicon Corporation and James L. Wilcox, Esq. (Incorporated by reference to Exhibit 10.50 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.59	**

Employee Non-Compete Agreement, dated March 15, 1999, between Immunicon Corporation and Edward L. Erickson (Incorporated by reference to Exhibit 10.51 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.60	**

Employee Non-Compete Agreement, dated November 1, 1999, between Immunicon Corporation and James G. Murphy (Incorporated by reference to Exhibit 10.52 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.61	**

Non-Compete Agreement, dated October 24, 1994, between Immunicon Corporation and Leon W.W.M. Terstappen, M.D., Ph.D. (Incorporated by reference to Exhibit 10.53 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

Exhibits and Financial Statements Schedules

Exhibit number		Description

10.62	**

Non-Compete Agreement, dated October 25, 2004, between Immunicon Corporation and Byron D. Hewett (Incorporated by reference to Exhibit 10.55 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.63	**

Letter, dated as of December 29, 2005, between Byron D. Hewett and Immunicon Corporation, amending the terms of Mr. Hewett’s employment and severance agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2006)

10.64	**	Chairman of the Board of Director Compensation (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 12, 2006)

10.65	**	President and Chief Executive Officer’s Compensation (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006)

21.1#		Subsidiaries of Immunicon Corporation.

23.1#		Consent of Deloitte & Touche LLP

31.1#		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2#		Certification of Chief Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#		Certification pursuant to 18 U.S.C. Section 1350

32.2#		Certification pursuant to 18 U.S.C. Section 1350

#	Filed herewith.

*	Certain information in these exhibits has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2008		IMMUNICON CORPORATION

	By:	/s/ TERESA O. LIPCSEY
Teresa O. Lipcsey Vice President, Corporate Controller (Principal accounting and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ BYRON D. HEWETT	By:	/s/ ZOLA HOROVITZ
	Byron D. Hewett		Zola Horovitz, Ph.D.
	Chief Executive Officer, Director and Principal Executive Officer		Director
March 28, 2008		March 28, 2008

By:	/s/ J. WILLIAM FREYTAG	By:	/s/ ALLEN J. LAUER
	J. William Freytag, Ph.D.		Allen J. Lauer
	Chairman of the Board		Director
March 28, 2008		March 28, 2008

By:	/s/ JONATHAN COOL	By:	/s/ ELIZABETH E. TALLETT
	Jonathan Cool		Elizabeth E. Tallett
	Director		Director
March 28, 2008		March 28, 2008

By:	/s/ BRIAN J. GEIGER

Brian J. Geiger

Director

March 28, 2008

Schedule II—Valuation and Qualifying Accounts

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2007, 2006 and 2005

(in thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses(A)	Deductions from Reserves(B)	Balance at End of Year
Valuation allowance taxes
2007	$56,902	$3,687	$—	$60,589
2006	$47,686	$9,216	$—	$56,902
2005	$37,275	$10,411	$—	$47,686

Allowance for returns
2007	$—	$211	$—	$211
2006	$—	$—	$—	$—
2005	$—	$—	$—	$—