Form 10-K/A
period 2007-12-31
IMMUNICON CORP
filed 2008-04-29
CIK 1083132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Securities registered under Section 12(g) of the Exchange Act of 1934: Common Stock, par value $.001 per share

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

Large Accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

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

The number of shares of Immunicon Corporation Common Stock outstanding as of March 24, 2008 was 31,497,230.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Immunicon Corporation (“we”, “our” and “us”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2007, as filed on March 28, 2007, to file the information required in Part III of Form 10-K (Items 10, 11, 12, 13 and 14). This information is included in this Form 10K/A because our definitive proxy statement will not be filed within 120 days after the end of our 2007 fiscal year. This report is limited in scope to the items identified above and should be read in conjunction with our Form 10-K. In addition, pursuant to the rules of the Securities and Exchange Commission (the “SEC”), Item 15 of Part IV of our Form 10-K has been amended to contain certifications as of a current date from our Principal Executive Officer and Principal Accounting and Financial Officer. These certifications are attached to this Form 10-K/A as Exhibits 31.3, 31.4, 32.3 and 32.4, respectively.

This report does not reflect events occurring after the filing of our Form 10-K and, other than the furnishing of the information identified above, does not modify or update the disclosure in our Form 10-K in any way.

Forward Looking Statements

The information contained in this Annual Report on Form 10-K/A includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often preceded by words such as “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “assume,” “will” and similar expressions. We caution investors not to place undue reliance on the forward-looking statements contained in this report. Forward-looking statements included in this report relate to financing and capital needs and resources, product development, our relationship with Veridex, LLC, or Veridex, a Johnson & Johnson company, as well as our arbitration with Veridex, research, development and sales based milestones and related payments from Veridex, expansion of research and development activities and increases in research and development costs, instrument system and platform improvement activities and costs, our relationship with Twente University, and other such institutions and companies with which we have a contractual relationship, expansion of clinical trials and related costs, use of net proceeds from the sale of common stock and other funds, regulatory applications and requests for clearance intend to be submitted and regulatory clearances anticipated to be received and other statements regarding matters that are not historical facts. Forward-looking statements speak only as of the date of this report, reflect management’s current expectations and involve certain factors, such as risks and uncertainties, that may cause actual results to be far different from those suggested by our forward-looking statements. These factors include, but are not limited to, risks and uncertainties associated with our ability to continue as a going concern, our ability to secure quotation of our common stock on the Over-the-Counter Bulletin Board, the effects of our restructuring efforts, our dependence on Veridex, the effects of the negative outcome of the arbitration proceeding with Veridex, our capital and financing needs and the terms of our existing financing debt and credit arrangements, research and development and clinical trial expenditures, commercialization of the our product candidates, our ability to use licensed products and to obtain new licenses from third parties, our ability to manage growth, our ability to obtain necessary regulatory approvals, reliance on third-party manufacturers and suppliers, reimbursement by third-party payors to our customers for our products, compliance with applicable manufacturing standards, our ability to earn license and milestone payments under our agreement with Veridex, our ability to retain key management or scientific personnel, delays in the development of new products or to planned improvements to our products, effectiveness of our products compared to competitors’ products, protection of our intellectual property and other proprietary rights, conflicts with the intellectual property of third parties, product liability lawsuits that may be brought against us, labor, contract or technical difficulties, competitive pressures in our industry, other risks and uncertainties discussed under Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007 and elsewhere in this report, and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

We do not intend to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements other than as required under the federal securities laws.

Immunicon Corporation and Subsidiaries

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Directors

Set forth below is certain information with respect to the seven individuals currently serving as members of our board of directors who we anticipate, with the exception of Ms. Tallett, will also be nominees for director this year.

Jonathan Cool, 49, has served as one of our directors since January 2002 and serves on our Compensation Committee and Nominating and Governance Committee. From 2001 through 2005, Mr. Cool was a general partner at Foundation Medical Partners, a venture capital investment firm. Mr. Cool received a B.A. with Distinction and with Honors in Human Biology from Stanford University and an M.B.A. from Harvard University.

J. William Freytag, Ph.D., 56, became Chairman of the board of directors in 2007 and has served as one of our directors since 1998. Dr. Freytag serves on our Compensation Committee and Nominating and Governance Committee. He was Chairman and Chief Executive Officer of Aspreva Pharmaceuticals, a formerly public pharmaceutical company, from July 2007 until January 2008. He has also served as President, Chief Executive Officer and a director of Myogen, Inc., a formerly public pharmaceutical company, from 1998 to 2006, and as Chairman of the board of directors of Myogen from 2000 to 2006. He served as a senior advisor to Gilead Sciences from November 2006 to June 2007. Dr. Freytag holds a B.S. in biochemistry from Purdue University and a Ph.D. in biochemistry from the University of Kansas Medical Center.

Byron D. Hewett, 52, has served as one of our directors and our President and Chief Executive Officer since January 1, 2006. Mr. Hewett served as our President and Chief Operating Officer from April 2005 to December 31, 2005 and served as our Chief Operating Officer and General Manager, Cancer Products, from October 2004 to April 2005. Prior to joining us, he served most recently from April 2002 until June 2004 as Senior Vice President of Sales and Marketing and General Manager, North America, for Qiagen, Inc., where he led North American commercial operations. Mr. Hewett’s management responsibilities included oversight of sales, marketing, finance, human resources, information technology, training, and field, customer, and technical service for both the US and Canada. Prior to Qiagen, he served as vice president of worldwide marketing in the laboratory testing segment of Bayer Diagnostics (previously Chiron Diagnostics) from June 2000 to March 2002, responsible for strategy and marketing of Bayer’s global immunochemistry, hematology, clinical chemistry, high volume urine chemistry, laboratory automation, and information and consulting businesses. Mr. Hewett holds a B.S. from the University of Virginia and a Masters in Management from Northwestern University.

Brian J. Geiger, 64, has served as one of our directors since August 2000. Mr. Geiger serves as Chair of our Audit and Compliance Committee and serves on our Compensation Committee and Nominating and Governance Committee. Mr. Geiger served as Executive Vice President and Chief Financial Officer of Ascendia Brands, Inc., a manufacturer, marketer and distributor of health and beauty aid products from May 2004 until July 2006. From 1997 to March 2004, Mr. Geiger served as Executive Vice President and Chief Financial Officer of Claneil Enterprises, Inc., a private equity firm. Mr. Geiger holds a B.A. in Economics from Rutgers University, an M.B.A. in Finance from Seton Hall University, and has been a C.M.A. since 1986.

Zola P. Horovitz, Ph.D., 73, has served as one of our directors since September 1997, serves as Chair of our Compensation Committee and serves on our Compensation Committee and Nominating and Governance Committee. Dr. Horovitz has served as a consultant to biotechnology and pharmaceutical companies since 1994. Dr. Horovitz is also a director of Avigen, Inc., BioCryst Pharmaceuticals, Inc., Genaera Corporation, Palatin Technologies, Inc., DOV Pharmaceutical, Inc., NitroMed Inc. and GenVec, Inc. He holds an M.S. and a Ph.D. in Pharmacology from the University of Pittsburgh.

Allen J. Lauer, 70, has served as one of our directors since November 2003 and serves on our Audit and Compliance Committee, Compensation Committee and Nominating and Governance Committee. Mr. Lauer has served as a Non-Executive Chairman of Varian, Inc., a supplier of scientific instruments and vacuum technologies since December 2003. From 2002 until his retirement as Chief Executive Officer in December 2003, Mr. Lauer served as Chairman and Chief Executive of Varian, Inc. Mr. Lauer has served as a director of Intermec, Inc. since February 2003. Mr. Lauer holds a B.S. in electrical engineering from Stanford University and a M.B.A. from University of California, Berkeley.

Elizabeth E. Tallett, 58, has served as one of our directors since July 1998, serves as Chair of our Nominating and Governance Committee and serves on our Compensation Committee and our Audit and Compliance Committee. Ms. Tallett has been a Principal of Hunter Partners, LLC, which provides management services to developing life sciences companies, since July 2002. Ms. Tallett is a director of Coventry Health Care, Inc., IntegraMed America, Inc., Principal Financial Group, Inc. and Varian, Inc. She holds a B.Sc. with First Class Honors in Mathematics and Economics from the University of Nottingham, England. Ms. Tallett resigned from her directorship at the Company effective April 24, 2008.

Immunicon Corporation and Subsidiaries

Named Executive Officers

Set forth below is the name, age, position and a brief account of the business experience of our named executive officers other than Byron D. Hewett, whose biographical information appears earlier in this Item 10 under the heading “Directors.”

Leon W.M.M. Terstappen, M.D., Ph.D., 52, has served as our Senior Vice President, Research and Development, and as our Chief Scientific Officer since 1999. He is the inventor or a co-inventor of 33 issued US patents. Dr. Terstappen holds a Ph.D. in Applied Physics from Twente University, The Netherlands, and an M.D. from Groningen University Medical School, The Netherlands.

James G. Murphy, 52, has served as our Senior Vice President, Finance and Administration, and as our Chief Financial Officer since September 2000. Mr. Murphy has also been a Director and Chairman of the Audit Committee of BioMimetic Therapeutics, Inc. a publicly held company, since 2005. He holds a B.S. in Accounting, cum laude, from Villanova University, and is a certified public accountant. Mr. Murphy resigned from his position at the Company effective March 14, 2008.

CORPORATE GOVERNANCE

We operate within a comprehensive plan of corporate governance for the purpose of defining independence, assigning responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards. We regularly monitor developments in the area of corporate governance and have also adopted corporate governance guidelines.

Affirmative Determinations Regarding Director Independence and Other Matters

As required under the Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by its board of directors. Our board of directors consults with our outside counsel to ensure that determinations of our board of directors are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the Nasdaq, as in effect from time to time.

Our board of directors, in applying the above-referenced standards, has affirmatively determined that all of our current directors are “independent” with the exception of Mr. Hewett. Additional information with respect to the members of our board of directors and executive officers is set forth under the headings “Directors” and “Named Executive Officers” in this Form 10-K/A.

Meetings of Independent Directors

Our independent directors meet in regularly scheduled executive sessions without management present.

Board and Committee Meetings

Our Board held 12 meetings during our last fiscal year ended December 31, 2007. During the last fiscal year, no current director attended fewer than 80% of the total number of meetings of our board of directors and the committees of which he or she was a member. While we do not have a specific written policy with regard to attendance of directors at our annual meetings of stockholders, we encourage, but do not mandate, director attendance at our annual meetings of stockholders, particularly with respect to directors who are up for election at that annual meeting. The standing committees of our board of directors are the Audit and Compliance Committee, the Compensation Committee and the Nominating and Governance Committee.

Below is a description of each committee of our board of directors. Each committee has the authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities. Our board of directors has determined that each member of each committee meets the applicable rules and regulations regarding “independence” and that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment with regard to us.

Audit and Compliance Committee

The members of the Audit and Compliance Committee are Mr. Geiger, who serves as Chair of the Audit and Compliance Committee, Ms. Tallett (who resigned form the Board of Directors effective April 24, 2008) and Mr. Lauer. Effective April 24, 2008, Dr. Freytag assumed Ms. Tallett’s position on the Audit and Compliance Committee. Our Audit and Compliance Committee is

Immunicon Corporation and Subsidiaries

responsible for assuring the integrity of our financial control, audit and reporting functions and reviews with our management and our independent auditors the effectiveness of our financial controls and accounting and reporting practices and procedures. In addition, the Audit and Compliance Committee reviews the qualifications of our independent registered public accountants, is responsible for their appointment, compensation, retention and oversight and reviews the scope, fees and results of activities related to audit and non-audit services. Consistent with the Sarbanes-Oxley Act of 2002 and the rules adopted thereunder, the Audit and Compliance Committee meets with management and our independent registered public accountants prior to the filing of officers’ certifications with the SEC to receive information concerning, among other things, significant deficiencies in the design or operation of internal control over financial reporting.

The Audit and Compliance Committee has adopted complaint procedures to enable confidential and anonymous reporting to the Audit and Compliance Committee of concerns regarding questionable accounting or auditing matters. The Audit and Compliance Committee operates under a formal charter adopted by our board of directors that governs its duties and standards of performance. Copies of the Audit and Compliance Committee Charter can be obtained free of charge from our website, www.immunicon.com.

Our board of directors has determined that all of the members of the Audit and Compliance Committee meet the independence standard set forth by Nasdaq. Our board of directors has determined that Mr. Geiger qualifies as an “Audit and Compliance Committee financial expert,” as defined in applicable SEC rules. The Audit and Compliance Committee held 6 meetings during our last fiscal year. All Audit and Compliance Committee members attended at least 80% of scheduled meetings of the Audit and Compliance Committee. Deloitte, our independent registered public accountants, reports directly to the Audit and Compliance Committee.

Compensation Committee

During 2006, the members of the Compensation Committee were: Dr. Horovitz , who served as Chair of the Compensation Committee, Mr. Cool, Dr. Freytag, Mr. Geiger, Mr. Lauer and Ms. Tallett (who resigned from the Board of Directors on April 24, 2008). Our Compensation Committee has authority in matters relating to administration of our compensation plans and to set the salary and incentive compensation, including stock option grants, for our Chief Executive Officer and senior staff members.

The Compensation Committee operates under a formal charter adopted by our board of directors that governs its duties and standards of performance. Copies of the Compensation Committee Charter can be obtained free of charge from our website, www.immunicon.com.

Our board of directors has determined that the members of the Compensation Committee meet the independence standard set forth by Nasdaq. Further, each member of the Compensation Committee is a “Non-Employee Director” as defined in Rule 16b-3 under the Securities Exchange Act of 1934 and an “outside director” as defined for purposes of 162(m) of the Code. The Compensation Committee held 2 meetings during our last fiscal year. All Compensation Committee members attended at least 50% of scheduled meetings of the Compensation Committee.

Nominating and Governance Committee

During 2007, the members of the Nominating and Governance Committee were Ms. Tallett (who resigned from the Board of Directors on April 24, 2008), who served as Chair of the Nominating and Governance Committee, Mr. Cool, Dr. Freytag, Mr. Geiger, Dr. Horovitz and Mr. Lauer. The Nominating and Governance Committee is responsible for reviewing and making recommendations on the composition of our board of directors and selection of directors by periodically assessing the functions of our board of directors and its committees, overseeing the annual evaluation of our board of directors and its committees, periodically reviewing our corporate governance guidelines and making recommendations to our board of directors regarding corporate governance matters and practices.

The Nominating and Governance Committee operates under a charter adopted by our board of directors that governs its duties and standards of performance. Copies of the Nominating and Governance Committee Charter can be obtained free of charge from our website, www.immunicon.com.

Our board of directors has determined that the members of the Nominating and Governance Committee meet the independence requirements as set forth by Nasdaq. The Nominating and Governance Committee held 3 meeting during our last fiscal year. All Nominating and Governance Committee members attended at least 70% of scheduled meetings of the Nominating and Governance Committee.

Immunicon Corporation and Subsidiaries

Code of Conduct

We have adopted a Code of Conduct applicable to all employees, including all of our officers. Violations of the Code of Conduct may be reported to Byron D. Hewett, our Chief Executive Officer, at Immunicon Corporation at 3401 Masons Mill Rd., Suite 100, Huntingdon Valley, Pennsylvania 19006. Copies of this Code of Conduct can be obtained free of charge from our website, www.immunicon.com. With respect to any amendments or waivers of this Code of Conduct (to the extent applicable to the Company’s chief executive officer, principal accounting officer or controller, or persons performing similar functions) the Company intends to post such amendments or waivers on its website, www.immunicon.com, and disclose such amendments or waivers pursuant to a Current Report on Form 8-K. We include the website address in this Form 10-K/A only as an inactive textual reference and do not intend it to be an active link to our website. The material on our website is not part of this Form 10-K/A.

Selection of Directors and Stockholder Nominations Process

In connection with our proxy solicitation relating to an annual stockholders’ meeting, our board of directors recommends a slate of nominees for election by our stockholders. In addition, our board of directors fills vacancies on our board of directors when necessary or appropriate. Recommendations or determinations of our board of directors are made after consideration of the recommendation of, and information supplied by, the Nominating and Governance Committee as to the suitability of each individual, taking into account the criteria described below and other factors, including requirements for board committee membership. The Nominating and Governance Committee considers candidates for board membership suggested by its members and other board of director’s members, as well as management and stockholders. The Nominating and Governance Committee also may determine to retain third-party executive search firms to identify candidates from time to time.

Our board of directors and Nominating and Governance Committee consider board candidates based on various criteria, such as their broad range of skills, expertise, industry and other knowledge, and business and other experience useful to the effective oversight of our business. Our board of directors and Nominating and Governance Committee also seek members from diverse backgrounds so that our board of directors consists of members with a broad spectrum of experience and expertise and with reputations for integrity. In determining whether to recommend a director for reelection, the Nominating and Governance Committee also considers a director’s past attendance at meetings and participation in and contributions to the activities of the board of directors and committees of the board on which the director served.

The Nominating and Governance Committee will consider director nominees recommended by stockholders who submit the following information in writing to Teresa O. Lipcsey, Principal Accounting Officer, c/o Immunicon Corporation, 3401 Masons Mill Road, Suite 100, Huntingdon Valley, Pennsylvania 19006, if such information is received at least 120 days before the one-year anniversary of the date of mailing of our materials for the prior year’s annual meeting of stockholders:

•	the candidate’s name, age, business address and, if known, residential address;

•	the candidate’s principal occupation or employment;

•	the class and number of shares of stock of the Company that are beneficially owned by the candidate; and

•	any other information concerning such person that must be disclosed as to nominees in proxy solicitations pursuant to Regulation l4A under the Securities Exchange Act of 1934, as amended.

The nominating stockholder must also include the following information about himself:

•	name and address, as they appear on the Company’s books;

Immunicon Corporation and Subsidiaries

•	the class and number of shares of stock of the Company that are owned, beneficially and of record, by such stockholder;

•

a description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder; and

•	a representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the person(s) named in its notice.

The nominating stockholder must also include the following information about the beneficial owner, if any, on whose behalf the nomination is being made:

•	such beneficial owner’s name and address;

•	the class and number of shares of stock of the Corporation that are beneficially owned by such beneficial owner; and

•

a description of all arrangements or understandings between such beneficial owner and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made.

In addition, to be effective, the stockholder’s notice must be accompanied by the written consent of the proposed nominee to serve as a director if elected. We may require any proposed nominee to furnish such other information as may reasonably be required to determine the eligibility of such proposed nominee to serve as a director of the Company. In addition, stockholder nominations must comply with the provisions of our bylaws. See “Advance Notice Provisions” below.

Assuming that appropriate information has been provided on a timely basis as described above and in accordance with our bylaws, the Nominating and Governance Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

Stockholder Communications to our Board of Directors

Our board of directors will give appropriate attention to written communications that are submitted by stockholders, and will respond if and as appropriate. Stockholders may send communications to our board of directors in writing, addressed to the full board of directors, individual directors or a specific committee of our board of directors, c/o Teresa O. Lipcsey, Principal Accounting Officer, Immunicon Corporation, 3401 Masons Mill Rd., Suite 100, Huntingdon Valley, Pennsylvania 19006. Our board of directors relies on our Chief Counsel to forward written questions or comments to the full board of directors, named directors or specific committees of our board of directors, as appropriate. General comments or inquiries from stockholders are forwarded to the appropriate individual.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our named executive officers and directors and persons who own more than ten percent of our common stock to file reports of beneficial ownership and changes in beneficial ownership of our common stock and any other equity securities with the SEC. Executive officers, directors, and persons who own more than ten percent of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of Forms 3, 4, and 5 furnished to us, or written representations from certain reporting persons that no Forms 3, 4, or 5 were required to be filed by such persons, we believe that all of our executive officers, directors, and persons who own more than ten percent of our common stock complied with all Section 16(a) filing requirements applicable to them during 2007, however, in 2008, Mr. Hewett, Mr. Murphy, and Dr. Terstappen’s respective reports regarding a nonvested share transaction were filed late.

Immunicon Corporation and Subsidiaries

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth compensation earned by our named executive officers in the fiscal year ended December 31, 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($) (2)	Total ($)
Byron D. Hewett; Chief Executive Officer and President	2007	362,365	204,000	107,800	29,110			17,712	720,987
	2006	328,942	41,250					106,510	476,702

James G. Murphy; Former Senior Vice President, Finance and Administration, and Chief Financial Officer	2007	274,519	120,000	77,000	29,110			18,736	519,365
	2006	249,711	31,125					17,170	298,006

Leon W.M.M. Terstappen, M.D., Ph.D.; Senior Vice President, Research and Development, and Chief Scientific Officer	2007	301,971	132,000	77,000	29,110			12,167	552,248
	2006	274,711	34,125					14,360	323,196

(1)	There were no stock or option awards to our named executive officers in the years ended December 31, 2007 and December 31, 2006. Generally, the Compensation Committee approves the eligible equity award to our named executive officers along with the amount and types of the equity awards. An award agreement is sent to each recipient. This grant agreement describes the amount and type of awards, as well as the terms and conditions of the awards. These awards are made in accordance with the terms of the Amended and Restated Equity Compensation Plan, or Option Plan. The Option Plan has been approved by the stockholders and may be modified in limited instances by the Compensation Committee. Our Chief Executive Officer has the authority to approve option grants to employees, other than officers of the company. The exercise price for option grants are based on the closing stock price on the day of the award or grant date. In accordance with SFAS No. 123(R), the Company determines the fair value of options as of the grant date. The fair value of each of our stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model. The Plan requires that exercise prices of stock options may not be less than the market value of the common stock on the date of the grant. The date of grant is determined when both parties have reached a mutual understanding of the key terms of the grant. In general, stock options granted to employees under the Plan have ten-year terms and vest over four years from the date of grant. In accordance with SFAS 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period. See footnote 9 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007 for assumptions used in our calculations. In accordance with SFAS No. 123(R), the Company determines the fair value of Nonvested Stock as the closing price of the common stock as of the grant date.

(2)	“All Other Compensation” is comprised of the following:

Name	Year	Premiums for Life Insurance ($)	Premiums for Family Health Insurance ($)	Company Contributions to Retirement and 401(k) Plans ($)	Option Exercise ($)	Moving Expense ($)	Total ($)
Byron D. Hewett	2007		16,812	900			$17,712
	2006		15,265	880		90,365	$106,510
James G. Murphy	2007	1,025	16,812	900		—	$18,736
	2006	1,025	15,265	880		—	$17,170
Leon W.M.M Terstappen, MD	2007	1,002	10,265	900		—	$12,167
	2006	1,002	12,478	880		—	$14,360

Immunicon Corporation and Subsidiaries

Outstanding Equity Awards at Fiscal Year-End - 2007

The following table provides details regarding outstanding equity awards for our named executive officers as of December 31, 2007.

	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price ($)	Vesting Date	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
	Exercisable	Unexercisable
Byron D. Hewett	187,500	62,500	(2)	$8.40	10/25/2008	10/25/2014		100,000	83,000
	25,000	25,000	(3)	$4.91	4/23/2009	4/23/2015		35,000	29,050
	50,000			$4.13	8/26/2007	8/26/2015
	49,999	50,001	(4)	$3.36	12/29/2009	12/29/2015
		50,000	(5)	$0.95	9/19/2011	9/19/2017
James G. Murphy	34,334	—		$1.05	11/1/2004	6/15/2008	(7)	60,000	49,800
	18,667	—		$1.65	6/16/2005	6/15/2008		25,000	20,750
	18,667	—		$2.40	11/1/2005	6/15/2008
	86,667	—	—	$2.40	1/17/2007	6/15/2008
	21,333	5,334	(6)	$2.40	1/16/2008	6/15/2008
	43,446	—	—	$2.55	9/23/2007	6/15/2008
	40,000	—	—	$2.55	12/3/2007	6/15/2008
		50,000	(5)	$0.95	9/19/2011	6/15/2008
Leon W.M.M	46,667	—		$3.00	4/30/2003	4/30/2008		100,000	83,000
Terstappen, M.D. Ph.D	11,000	—		$1.05	4/15/2004	4/15/2009		25,000	20,750
	16,667	—		$1.65	6/16/2005	6/16/2010
	16,667	—		$2.40	8/21/2005	8/21/2010
	106,667	—		$2.40	1/17/2007	1/17/2012
	21,333	5,334	(6)	$2.40	1/16/2008	1/16/2013
	19,626	—	—	$2.55	9/23/2007	9/23/2013
	16,667	—	—	$2.55	12/31/2005	12/3/2013
	—	50,000	(5)	$0.95	9/19/2011	9/19/2017

(1)	Market value of the unvested shares is calculated using the closing price of our Common Stock on December 31, 2007, which was $0.83.

(2)	Options vest annually with 62,500 vesting at October 25, 2008.

(3)	Options vest annually 12,500 vesting at April 23, 2008 and 12,500 vesting at April 23, 2009.

(4)	Options vest annually with 25,000 vesting December 29, 2008 and 25,001 vesting December 29, 2009.

(5)	Options vest annually with 12,500 vesting on September 19, 2008, 12,500 vesting on September 19, 2009, 12,500 vesting on September 19, 2010 and 12,500 vesting on September 19, 2011.

(6)	Options vest annually with 5,334 vesting on January 16, 2008.

(7)	As a result of Mr. Murphy’s resignation, all of his vested options expire on June 15, 2008.

Severance and Change of Control Agreements

We have severance and change of control agreements with each of Mr. Hewett, Dr. Terstappen and Mr. Murphy. Under these agreements, if we experience a change in control, or the employee terminates his employment for good reason or is terminated by us under any circumstance other than for cause, disability or death then, notwithstanding the terms and conditions of the employee’s stock option agreement, all restrictions on the sale or transfer of Shares will be removed to the extent law permits, all unvested stock options granted to the employee will immediately vest, the employee will receive a severance package equal to 12 months of his base salary at the time of termination, and his benefits under our benefit plans existing and applicable to the employee at the time of his termination may be continued for this 12 month severance period.

Immunicon Corporation and Subsidiaries

In general terms, a change of control under these agreements occurs:

•

if a person, entity or affiliated group (with certain exceptions) acquires more than 50% of our then outstanding voting securities, unless the holders of our voting Shares immediately prior to the acquisition beneficially own more than 50% of the combined voting power of the securities in the resulting entity or its parent;

•

if we consummate a merger, reorganization or consolidation, unless the holders of our voting Shares immediately prior to the merger, reorganization or consolidation beneficially own more than 50% of the combined voting power of the securities in the merged, reorganized or consolidated entity or its parent;

•	if we sell or dispose of all or substantially all of our assets;

•	if we are liquidated or dissolved; or

•

if the individuals who, as of March 19, 2003, constituted our board of directors (the “Incumbent Directors”) cease to constitute a majority of our board of directors for any reason; provided, however, that any director who is elected as a director subsequent to March 19, 2003 and whose election was approved by a majority of the Incumbent Directors who are directors at the time of the election shall be considered an Incumbent Director for purposes of this provision.

Each of these agreements provides that, to the extent that the severance payments and benefits payable under these agreements would cause the employee to be liable for excise taxes applicable by reason of Section 4999 of the Code, the employee will receive additional “gross up” payments to indemnify the employee for the effect of the excise taxes. However, we and each employee have promised to make all reasonable efforts to prevent the application of such excise taxes.

The named executive officers are also subject to non-competition, non-solicitation and confidentiality obligations, which are conditions to payment of the severance benefits under these agreements.

The following table lists the named executive officers and the estimated amounts they would have become entitled to under their change in control agreement had their employment with the Company terminated on December 31, 2007 under the circumstances described above. These payments would be made as a lump sum payment under a change of control and payments under termination without cause or for good cause would be made over a twelve month period. Mr. Murphy resigned from his position at the Company effective March 14, 2008 and therefore his severance agreement is no longer in effect.

Name	Termination w/o Cause or for Good Reason ($)	Change in Control ($)	Voluntary Termination	Death	Disability
Byron D. Hewett
Severance pay	363,000	363,000	—	—	—
Stock option vesting acceleration	112,050	112,050	—	—	—
Healthcare benefits	16,812	16,812	—	—	—
Life insurance premiums	—	—	—	—	—
Tax gross-ups subject to excise tax imposted by Section 4999	22,410	22,410	—	—	—
James G. Murphy
Severance pay	275,000	275,000	—	—	—
Stock option vesting acceleration	70,550	70,550	—	—	—
Healthcare benefits	16,812	16,812	—	—	—
Life insurance premiums	1,025	1,025	—	—	—
Tax gross-ups subject to excise tax imposted by Section 4999	14,110	14,110	—	—	—
Leon W.M.M Terstappen, MD
Severance pay	302,500	302,500	—	—	—
Stock option vesting acceleration	103,750	103,750	—	—	—
Healthcare benefits	10,265	10,265	—	—	—
Life insurance premiums	1,002	1,002	—	—	—
Tax gross-ups subject to excise tax imposted by Section 4999	20,750	20,750	—	—	—

Immunicon Corporation and Subsidiaries

Director Compensation

During 2007, each of our directors received $15,000 in annual cash compensation. An additional $10,000 cash retainer was given to the Audit and Compliance Committee Chair. The Compensation and Nominating and Governance Chair each received an additional $5,000 cash retainer in 2007. The Chairperson of the Board will receive a $50,000 annual cash retainer, without any further payment. In addition, each of our non-employee directors received an option to purchase 10,000 Shares. Each non-employee chairperson of a committee of our board of directors also received an option in 2007 to purchase an additional 4,000 Shares. These options generally become vested over a period of two years. We also paid the following fees in 2007 for meetings attended by various non-employee directors:

•	$2,500 meeting fee for each director for each meeting of our board of directors attended in person.

•	$750 meeting fee for each director for each meeting of our board of directors attended via conference telephone.

•	$750 meeting fee for each committee member for each meeting of a committee of the board attended in person.

•	$750 meeting fee for each committee member for each meeting of a committee of our board attended via conference telephone.

The equity compensation of our non-employee directors was as follows in fiscal year 2007:

•	Upon election to the board of directors, a new director will receive a nonvested stock grant 7,143 Shares.

•	Each director will receive an annual restricted nonvested grant of 4,286 Shares.

•	Each director who chairs a committee of our board of directors will receive an annual nonvested stock grant of 1,143 Shares.

•	The Chairperson of the Board will receive an annual nonvested stock grant of 5,715 Shares.

•	The nonvested stock grants discussed above will vest 50% on the first anniversary of the date of grant and 50% on the second anniversary of the date of grant.

2007 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jonathan Cool	34,000	13,201	—	—	—	—	47,201
Edward Erickson (3)	27,927	17,602	—	—	—	—	45,529
William J. Freytag	49,231	13,201	—	—	—	—	62,432
Brian Geiger	45,500	16,721	—	—	—	—	62,221
Zola Horovitz	36,500	16,721	—	—	—	—	53,221
Allen Lauer	36,250	13,201	—	—	—	—	49,451
Elizabeth Tallett	39,500	16,721	—	—	—	—	56,221

1)	Represents the market value of the nonvested stock on the date of grant. These restricted shares were granted on January 24, 2007 when the marketed value was $3.08.

2)	Amounts calculated utilizing the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments.” The fair value of each of our stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of our stock option awards, which are subject to the straight line vesting method, is recorded as an expense using a straight-line basis over the vesting life of the stock options. In selecting the historical volatility approach we had reviewed similar entities as well as the AMEX Biotechnology Index and based on this analysis, chose our own historical volatility as the best measure of expected volatility. Additionally, we began using the simplified calculation of expected life, described in SAB 107, compared to our historical grants. Management believes that this calculation provides a reasonable estimate of expected life for our employee stock options. The risk-free interest rate assumption is based upon the rate applicable to the US Treasury security with a maturity equal to the expected term of the option on the grant date.

3)	Mr. Erickson did not stand for re-election in 2007 and as a result, the director fees and awards are through June 2007

At fiscal year-end the aggregate number of option awards outstanding for each director was as follows: Mr. Cool 42,335; Mr. Freytag 57,670; Mr. Geiger 58,000; Mr. Horovitz 63,004; Mr. Lauer 43,668; and Ms. Tallett 65,670. In addition, the number of nonvested shares outstanding for each director at year end were as follows: Mr. Cool 4,286; Mr. Freytag 4,286; Mr Geiger 5,429; Mr. Horovitz 5,429; Mr. Lauer 4,286 and Ms. Tallett 5,429.

Immunicon Corporation and Subsidiaries

NOTWITHSTANDING ANYTHING TO THE CONTRARY, THE FOLLOWING REPORTS OF THE AUDIT AND COMPLIANCE COMMITTEE SHALL NOT BE DEEMED INCORPORATED BY REFERENCE BY ANY STATEMENT INCORPORATING BY REFERENCE THIS FORM 10-K/A OR ANY PORTION OF THIS FORM 10-K/A INTO ANY FILING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, EXCEPT TO THE EXTENT THAT IMMUNICON CORPORATION SPECIFICALLY INCORPORATES THIS INFORMATION BY REFERENCE, AND SHALL NOT OTHERWISE BE DEEMED FILED UNDER SUCH ACTS.

REPORT OF THE AUDIT AND COMPLIANCE COMMITTEE

We have reviewed and discussed the consolidated financial statements of the Company and its subsidiaries to be set forth in the Company’s 2007 Annual Report to Stockholders and at Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, with management of the Company and Deloitte & Touche LLP, independent registered public accounting firm for the Company.

We have discussed with Deloitte the matters required to be discussed by Statement on Auditing Standards No. 114, “The Auditor’s Communication with Those Charged with Governance,” Statement on Auditing Standards No. 99, “Consideration of Fraud in a Financial Statement Audit” and Securities and Exchange Commission rules regarding auditor independence discussed in Final SEC Releases Nos. 33-8183 and 33-8183a.

We have received the written disclosures and the letter from Deloitte required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees” and have discussed with Deloitte its independence from the Company.

Based on the review and discussions with management of the Company and Deloitte referred to above, we recommend to our board of directors that the Company publish the consolidated financial statements of the Company and subsidiaries for the year ended December 31, 2007 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and in the Company’s 2007 Annual Report to Stockholders.

It is not the duty of the Audit and Compliance Committee (i) to plan or conduct audits or (ii) to determine that the Company’s financial statements are complete and accurate and in accordance with generally accepted accounting principles; that is the responsibility of the Company’s independent public accountants and management, respectively. In giving its recommendation to our board of directors, the Audit and Compliance Committee has relied on: (i) management’s representation that such financial statements have been prepared with integrity and objectivity and in conformity with generally accepted accounting principles; and (ii) the reports of the Company’s independent registered public accountants with respect to such financial statements.

Respectfully submitted, AUDIT AND COMPLIANCE COMMITTEE

/s/ Brian J. Geiger, Chair /s/ Elizabeth E. Tallett /s/ Allen J. Lauer

April 24, 2008

Immunicon Corporation and Subsidiaries

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information known by us with respect to the beneficial ownership of our common stock as of March 1, 2008, for each of the following persons:

•	our named executive officers;

•	each of our directors;

•	each person known by us to beneficially own more than 5% of our common stock; and

•	all of our directors and named executive officers as a group.

The number of Shares beneficially owned, beneficial ownership and percentage ownership are determined in accordance with the rules of the Securities and Exchange Commission, or the SEC. Under these rules, beneficial ownership includes any Shares as to which the individual or entity has sole or shared voting power or investment power and includes any Shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of March 1, 2008, through the exercise of any warrant, stock option or other right. In computing the number of Shares beneficially owned by a person and the percentage ownership of that person, Shares of our common stock underlying options and warrants that are exercisable within 60 days of March 1, 2008 are considered to be outstanding. To our knowledge, except as indicated in the footnotes to the following table and subject to community property laws where applicable, the persons named in this table have sole voting and investment power with respect to all Shares shown as beneficially owned by them. The following table is based on 32,626,557 Shares outstanding as of March 1, 2008. Unless otherwise indicated, the address of all individual and entities listed below is Immunicon Corporation, 3401 Masons Mill Road, Huntingdon Valley, Pennsylvania 19006.

Immunicon Corporation and Subsidiaries

Name and Address	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned
Directors and Named Executive Officers:
Byron D. Hewett, President, Chief Executive Officer and Director (1)	459,704	1.41%
James G. Murphy, former Chief Financial Officer (2)	329,965	1.01%
Leon W.M.M. Terstappen, M.D., Ph.D., Chief Scientific Officer (3)	308,651	*
Jonathan Cool, Director (4)	46,621	*
J. William Freytag, Ph.D., Director (5)	61,956	*
Brian J. Geiger, Director (6)	58,429	*
Zola P. Horovitz, Ph.D., Director(7)	68,433	*
Allen J. Lauer, Director (8)	47,954	*
Elizabeth E. Tallett, Director (9)	71,099	*

All Directors and Named Executive Officers as a Group (9 persons) (10)	1,452,812	4.45%

Five Percent Stockholders:
Alfa-Tech (11) 440 W. Ontario Street Chicago, IL 60610	1,951,200	6.20%
Invesco/Power Shares Capital Mgmt (12) 1360 Peachtree St NE Atlanta, GA 30309	1,800,914	5.72%
Johnson & Johnson Development Corporation (13) One Johnson & Johnson Plaza New Brunswick, NJ 08933	1,771,571	5.63%
TL Ventures (14) 700 Building 435 Devon Park Drive Wayne, PA 19087-1990	2,175,582	6.91%

*	Represents beneficial ownership of less than one percent of our outstanding common stock.

1)	Includes 324,999 Shares underlying options that are exercisable within 60 days of March 1, 2008. Excludes 298,335 Shares underlying options that are not exercisable within 60 days of March 1, 2008.

2)	Includes 268,448 Shares underlying options that are exercisable within 60 days of March 1, 2008.

3)	Includes 213,961 Shares underlying options that are exercisable within 60 days of March 1, 2008. Excludes 66,667 Shares underlying options that are not exercisable within 60 days of March 1, 2008.

4)	Includes 42,335 Shares underlying options that are exercisable within 60 days of March 1, 2008. Excludes 2,143 Shares underlying options that are not exercisable within 60 days of March 1, 2008.

5)	Includes 57,670 Shares underlying options that are exercisable within 60 days of March 1, 2008. Excludes 2,143 Shares underlying options that are not exercisable within 60 days of March 1, 2008.

6)	Includes 53,000 Shares underlying options that are exercisable within 60 days of March 1, 2008. Excludes 7,715 Shares underlying options that are not exercisable within 60 days of March 1, 2008.

Immunicon Corporation and Subsidiaries

7)	Includes 63,004 Shares underlying options that are exercisable within 60 days of March 1, 2008. Excludes 2,715 Shares underlying options that are not exercisable within 60 days of March 1, 2008.

8)	Includes 43,668 Shares underlying options that are exercisable within 60 days of March 1, 2008. Excludes 2,143 Shares underlying options that are not exercisable within 60 days of March 1, 2008.

9)	Includes 65,670 Shares underlying options that are exercisable within 60 days of March 1, 2008. Excludes 2,715 Shares underlying options that are not exercisable within 60 days of March 1, 2008.

10)	Includes 1,132,755 Shares underlying options that are exercisable within 60 days of March 1, 2008. Excludes 384,576 Shares underlying options that are not exercisable within 60 days of March 1, 2008.

11)	Information is as of December 31, 2007 and is based on a Schedule 13G filed with the SEC on February 14, 2008. These Shares are directly and beneficially owned by Alfa-Tech, LLC.

12)	Information is as of December 31, 2007 and is based on a Schedule 13G filed with the SEC on February 14. 2008. These Shares are directly and beneficially owned by PowerShares Capital Management LLC. PowerShares Capital Management LLC is a subsidiary of Invesco Ltd.

13)	Information is as of December 31, 2007 and is based on the shareholder record listing provided by our transfer agent. These Shares are directly and beneficially owned by Johnson & Johnson Development Corporation. Johnson & Johnson Development Corporation is a wholly-owned subsidiary of Johnson & Johnson. Johnson & Johnson may be deemed to indirectly beneficially own the Shares by Johnson & Johnson Development Corporation.

14)	Information is as of December 31, 2007 and is based on a Schedule 13G filed with the SEC by TL Ventures III L.P, (“TL III”), on February 12, 2008 TL Ventures III L.P. (“TL III”), TL Ventures III Offshore L.P. (“TL III Offshore”) and TL Ventures III Interfund L.P. (“TL III Interfund”) are venture capital funds, which are required by their governing documents to make all investment, voting and disposition actions in tandem. TL III is the record holder of 1,751,711 shares; TL III Offshore is the record holder of 378,461 shares; and TL III Interfund is the record holder of 45,410 shares. TL Ventures III Manager LLC is the sole general partner of TL Ventures III General Partner L.P., the sole general partner of TL Ventures III Management L.P., the sole general partner of TL III, and TL Ventures III Manager LLC is the sole general partner of TL Ventures III General Partner L.P., the sole general partner of TL III Interfund. As such, TL Ventures III Manager LLC has sole authority and responsibility for all investment, voting and disposition decisions for TL III and TL III Interfund, which powers, other than investments, are exercised through its three-member board of managers, by majority vote. Investment decisions require a majority vote of the members of TL Ventures III Manager LLC. TL Ventures III Offshore Ltd. is the sole general partner of TL Ventures Offshore Partners L.P., which is the sole general partner of TL III Offshore. As such, it has sole authority and responsibility for investment, voting and disposition decisions for TL III Offshore, which powers are exercised through its three-member board of directors, by majority vote.

The following table shows certain information concerning our common stock to be issued in connection with our equity compensation plans as of December 31, 2007:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first Column)
Equity compensation plans approved by security holders	3,912,846	$3.11	859,351
Equity compensation plans not approved by security holders	—	$—	—
Total	3,912,846	$3.11	859,351

Immunicon Corporation and Subsidiaries

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Our Audit Committee is responsible for reviewing and approving or ratifying related-persons transactions. A related person is any executive officer, director, nominee for director or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons. In addition, pursuant to our Code of Conduct, all of our employees and directors who have become aware of a conflict or potential conflict of interest, are required to notify management.

Please see the disclosure under the heading “Executive Compensation” in this Form 10-K/A regarding compensation and severance arrangements and agreements between us and our executive officers.

Item 14.	Principal Accountant Fees and Services

The following is a summary of the fees paid to Deloitte by us for professional services rendered for the fiscal years ended December 31, 2007 and December 31, 2006:

PRINCIPAL ACCOUNTING FEES AND SERVICES

Fee Category	2007	2006
Audit Fees (1)	$574,000	$418,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	16,500	26,000
All Other Fees (4)	23,500	108,000

Total Fees	$614,000	$552,000

(1)	Audit fees consisted principally of fees billed to the Company for professional services performed for the audit of consolidated financial statements included in our Form 10-Ks and review of financial statements included in our Form 10-Qs, for the audit of the Company’s internal control over financial reporting, and for services generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory and regulatory filings or engagements.

(2)	We had no audit-related fees for the years ended December 31, 2007 and 2006.

(3)	Tax fees for the years ended December 31, 2007 and 2006, respectively, were for tax compliance, including the review or preparation of tax returns and general tax planning and advice.

(4)	All other fees for the years ended December 31, 2007 and 2006, respectively, were for services rendered in connection with our filings of our registration statements on Forms S-3 and S-8 and our issuance of convertible debt.

The Audit and Compliance Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.

Immunicon Corporation and Subsidiaries

PART IV

Item 15.	Exhibits and Financial Statements Schedules

(a) (1) and (2) The financial statements or required financial statement schedules are included with the Form 10-K for the fiscal year ended December 31, 2007.

(3) Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibit number	Description

3.1	Amended and Restated Certificate of Incorporation of Immunicon Corporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

3.2	Amended and Restated Bylaws of Immunicon Corporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 4, 2007)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.1	Warrant to Purchase 31,250 Shares of Common Stock, issued by Immunicon Corporation on April 28, 2003 to General Electric Capital Corporation (Incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.2	Form of Common Stock Purchase Warrant issued by Immunicon Corporation on January 23, 2004 and accompanying schedule (Incorporated by reference to Exhibit 10.56 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.3	Second Amended and Restated Investor Rights Agreement, dated December 13, 2001, among Immunicon Corporation and the parties set forth therein (Incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 18, 2003, as amended)

10.4	Amendment to Second Amended and Restated Investor Rights Agreement, dated March 6, 2003, among Immunicon Corporation and the parties set forth therein (Incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.5	Second Amendment to Second Amended and Restated Investor Rights Agreement, dated June 30, 2003, among Immunicon Corporation and the parties set forth therein (Incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.6	Third Amendment to Second Amended and Restated Investor Rights Agreement, dated March 15, 2004, among Immunicon Corporation and the parties set forth therein (Incorporated by reference to Exhibit 10.54 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.7	Securities Purchase Agreement, dated as of December 4, 2006, by and among Immunicon Corporation and the purchasers of Immunicon Corporation’s subordinated unsecured convertible notes and accompanying warrants (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 5, 2006)

10.8	Form of Subordinated Convertible Note issued by Immunicon Corporation on December 6, 2006 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 5, 2006)

10.9	Form of Warrant issued by Immunicon Corporation on December 6, 2006 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 5, 2006)

Immunicon Corporation and Subsidiaries

10.10	Amended and Restated Loan and Security Agreement, dated October 20, 2004, among Immunicon Corporation, its subsidiaries and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004)

10.11	Second Amendment to Amended and Restated Loan and Security Agreement, dated October 14, 2005, between Immunicon Corporation, its wholly-owned subsidiaries, and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on October 20, 2005)

10.12	Master Security Agreement, dated April 15, 2003, between Immunicon Corporation and General Electric Capital Corporation (Incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.13	Amendment to Master Security Agreement, dated April 15, 2003, between Immunicon Corporation and General Electric Capital Corporation (Incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.14	Registration Rights Agreement, dated April 28, 2003, between Immunicon Corporation and GE Capital Corporation (Incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.15	Agreement of Lease, dated August 20, 1999, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.16	First Amendment to Agreement of Lease, dated August 20, 1999, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.17	Second Amendment to Agreement of Lease, dated September 19, 2000, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.22 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.18	Confirmation of Lease Term, dated November 17, 2000, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.23 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.19	Third Amendment to Agreement of Lease, dated April 24, 2002, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.24 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.20	Fourth Amendment to Agreement of Lease, dated September 13, 2002, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.25 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.21	Fifth Amendment to Agreement of Lease, dated September 25, 2003, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.26 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.22	Sixth Amendment to Agreement of Lease, dated July 28, 2004, between Immunicon Corporation and Masons Mill Partners, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2005)

10.23*	Development, License and Supply Agreement, dated August 17, 2000, between Immunicon Corporation and Ortho-Clinical Diagnostics, Inc. (Incorporated by reference to Exhibit 10.27 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.24*	Amendment to Development, License and Supply Agreement, dated December 10, 2002, between Immunicon Corporation and Ortho-Clinical Diagnostics, Inc. (Incorporated by reference to Exhibit 10.28 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.25*	Letter agreement regarding Development, License and Supply Agreement, dated November 10, 2003, between Immunicon Corporation and Veridex, LLC (Incorporated by reference to Exhibit 10.29 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 18, 2003, as amended)

Immunicon Corporation and Subsidiaries

10.26	Letter proposing amendment to Development, License and Supply Agreement, dated January 27, 2005, between Immunicon Corporation and Veridex, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2005)

10.27	Letter Agreement, dated June 14, 2005, amending the terms of the Development, License and Supply Agreement between Immunicon Corporation and Ortho-Clinical Diagnostics, Inc. dated as of August 17, 2000, as amended and assigned to Veridex, LLC) (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 20, 2005)

10.28	Letter Agreement, dated as of December 30, 2005, amending the terms of the Development, License and Supply Agreement between Immunicon Corporation and Ortho-Clinical Diagnostics, Inc. dated as of August 17, 2000, as amended and assigned to Veridex, LLC (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2006)

10.29*	License and Supply Agreement, dated August 14, 2003, between Immunicon Corporation and Research and Diagnostic Systems, Inc. (Incorporated by reference to Exhibit 10.30 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.30*	Agreement, dated February 24, 2003, between Immunicon Corporation and Pfizer Inc. (Incorporated by reference to Exhibit 10.33 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.31	Letter agreement, dated April 1, 2004, between Immunicon Corporation and Pfizer Inc. (Incorporated by reference to Exhibit 10.58 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.32*	Second Amending Letter of Agreement, dated December 10, 2004, between Pfizer, Inc. and Immunicon Corporation (Incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.33	Third Amending Letter of Agreement, dated March 7, 2006, between Pfizer Inc. and Immunicon Corporation (Incorporated by reference to Exhibit 10.55 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.34	Fourth Amending Letter of Agreement, dated March 24, 2006, to the Agreement, dated February 10, 2003, between Pfizer Inc. and the Registrant (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006)

10.35	Master Services Agreement, dated December 17, 2002, between Immunicon Corporation and Igeneon Krebs-Immuntherapie Forschungs-und Entwicklungs-AG (Incorporated by reference to Exhibit 10.34 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.36*	Exclusive License Agreement, dated June 1, 1999, between Immunicon Corporation and the Board of Regents of the University of Texas System (Incorporated by reference to Exhibit 10.35 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.37*	License Agreement, dated April 1, 1997, between Immunivest Corporation and Twente University (Incorporated by reference to Exhibit 10.36 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.38	Addendum to Technology Development and License Agreement, dated June 11, 2004, between Immunicon Corporation, Immunivest Corporation, Technology Foundation STW and Twente University (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004)

10.39	Technology Development Agreement, dated April 1, 1997, between Immunicon Corporation and University of Twente (Incorporated by reference to Exhibit 10.37 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.40	Supply Agreement, dated December 13, 2003, between Immunicon Corporation and Astro Instrumentation, LLC (Incorporated by reference to Exhibit 10.55 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.41	Non-Exclusive License Agreement, dated July 1, 2002, between Immunicon Corporation and Streck Laboratories, Inc. (Incorporated by reference to Exhibit 10.47 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

Immunicon Corporation and Subsidiaries

10.42	Amending Agreement to Non-Exclusive License Agreement, dated July 24, 2003, between Immunicon Corporation and Streck Laboratories, Inc. (Incorporated by reference to Exhibit 10.48 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.43*	Supply and Marketing License Agreement, dated January 2, 2006, between Immunicon Corporation and Kreatech Biotechnology B.V. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006)

10.44*	License, Development, Supply and Distribution Agreement, dated December 11, 2006, by and between Immunicon Corporation and Diagnostic Hybrids, Inc. (Incorporated by reference to Exhibit 10.44 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.45*	Investment Agreement, dated April 3, 2007, between Immunicon Corporation and Kreatech Holding B.V. (Incorporated by reference to Exhibit 10.3 of the Registrants’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007).

10.46*	Exclusive Cross-License Agreement, dated April 3, 2007, between Immunicon Corporation and Kreatech Biotechnology B.V. (Incorporated by reference to Exhibit 10.4 of the Registrants Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007)

10.47**	Immunicon Corporation 2004 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.46 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.48**	Immunicon Corporation Amended and Restated Equity Compensation Plan (Incorporated by reference to Exhibit 10.45 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.49**	Amendment 2005-1 to the Immunicon Corporation Amended and Restated Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 20, 2005)

10.50**	Amendment 2006-1 to the Immunicon Corporation Amended and Restated Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2006)

10.51**	2006 Compensation Policy for Non-Employee Directors (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2006)

10.52**	Form of Option Grant (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 31, 2005)

10.53**	Letter agreement, dated April 15, 2003, between Immunicon Corporation and Edward L. Erickson (Incorporated by reference to Exhibit 10.38 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.54**	Letter agreement, dated April 15, 2003, between Immunicon Corporation and James G. Murphy (Incorporated by reference to Exhibit 10.39 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.55**	Letter agreement, dated April 15, 2003, between Immunicon Corporation and Leon W.M.M. Terstappen, M.D., Ph.D. (Incorporated by reference to Exhibit 10.40 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.56**	Letter Agreement, dated February 4, 2004, between Immunicon Corporation and James L. Wilcox, Esq. (Incorporated by reference to Exhibit 10.49 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.57**	Letter Agreement, dated October 8, 2004, between Immunicon Corporation and Byron D. Hewett (Incorporated by reference to Exhibit 10.54 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.58**	Non-Compete Agreement, dated April 15, 2004, to be entered into between Immunicon Corporation and James L. Wilcox, Esq. (Incorporated by reference to Exhibit 10.50 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.59**	Employee Non-Compete Agreement, dated March 15, 1999, between Immunicon Corporation and Edward L. Erickson (Incorporated by reference to Exhibit 10.51 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.60**	Employee Non-Compete Agreement, dated November 1, 1999, between Immunicon Corporation and James G. Murphy (Incorporated by reference to Exhibit 10.52 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

Immunicon Corporation and Subsidiaries

10.61**	Non-Compete Agreement, dated October 24, 1994, between Immunicon Corporation and Leon W.W.M. Terstappen, M.D., Ph.D. (Incorporated by reference to Exhibit 10.53 of the Registrant’s Registration Statement on Form S-1 (Registration No. 333-110996) filed with the Commission on December 5, 2003, as amended)

10.62**	Non-Compete Agreement, dated October 25, 2004, between Immunicon Corporation and Byron D. Hewett (Incorporated by reference to Exhibit 10.55 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.63**	Letter, dated as of December 29, 2005, between Byron D. Hewett and Immunicon Corporation, amending the terms of Mr. Hewett’s employment and severance agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2006)

10.64**	Chairman of the Board of Director Compensation (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on June 12, 2006)

10.65**	President and Chief Executive Officer’s Compensation (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on August 25, 2006)

21.1 #	Subsidiaries of Immunicon Corporation.

23.1 #	Consent of Deloitte & Touche LLP

31.1 #	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2 #	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.3##	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.4##	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1 #	Certification pursuant to 18 U.S.C. Section 1350

32.2 #	Certification pursuant to 18 U.S.C. Section 1350

32.3##	Certification pursuant to 18 U.S.C. Section 1350

32.4##	Certification pursuant to 18 U.S.C. Section 1350

#	Previously filed with the Form 10-K for the fiscal year ended December 31, 2007

##	Filed herewith.

*	Certain information in these exhibits has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under 17 C.F.R. Sections 200.80(b)(4), 200.83 and 230.406.

**	Management contract or compensatory plan or arrangement.

Immunicon Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 2008	IMMUNICON CORPORATION

	By:	/s/ Teresa O. Lipcsey
Teresa O. Lipcsey Vice President, Corporate Controller (Principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Byron D. Hewett	By:	/s/ Brian J. Geiger
Byron D. Hewett		Brian J. Geiger
Chief Executive Officer, Director and Principal Executive Officer		Director
April 29, 2008		April 29, 2008

By:	/s/ J. William Freytag	By:	/s/ Zola Horovitz
J. William Freytag, Ph.D.		Zola Horovitz, Ph.D.
Chairman of the Board		Director
April 29, 2008		April 29, 2008

By:	/s/ Jonathan Cool	By:	/s/ Allen J. Lauer
Jonathan Cool		Allen J. Lauer
Director		Director
April 29, 2008		April 29, 2008