Form 10-Q
period 2008-03-31
IMMUNICON CORP
filed 2008-05-12
CIK 1083132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2008

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

As of May 1, 2008, there were 31,500,083 shares of Common Stock, $0.001 par value, outstanding.

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

Forward-Looking Statements

The information contained in this quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are often preceded by words such as “hope,” “may,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “assume,” “will” and similar expressions. We caution investors not to place undue reliance on the forward-looking statements contained in this report. Forward-looking statements included in this report relate to financing and capital needs and resources, product development, our relationship with Veridex, LLC, or Veridex, a Johnson & Johnson company, research, development and sales based milestones and related payments from Veridex, expansion of research and development activities and increases in research and development costs, instrument system and platform improvement activities and costs, our relationship with Twente University, and other such institutions and companies with which we have a contractual relationship, expansion of clinical trials and related costs, use of net proceeds from the sale of common stock and other funds, regulatory applications and requests for clearance intend to be submitted and regulatory clearances anticipated to be received and other statements regarding matters that are not historical facts. Forward-looking statements speak only as of the date of this report, reflect management’s current expectations and involve certain factors, such as risks and uncertainties, that may cause actual results to be far different from those suggested by our forward-looking statements. These factors include, but are not limited to, risks and uncertainties associated with our ability to continue as a going concern, the effects of our restructuring effort, our dependence on Veridex, the effects of the negative outcome of the arbitration proceeding with Veridex, our capital and financing needs and the terms of our existing financing arrangements, research and development and clinical trial expenditures, commercialization of the our product candidates, our ability to use licensed products and to obtain new licenses from third parties, our ability to manage growth, our ability to obtain necessary regulatory approvals, reliance on third-party manufacturers and suppliers, reimbursement by third-party payors to our customers for our products, compliance with applicable manufacturing standards, our ability to earn license and milestone payments under our agreement with Veridex, our ability to retain key management or scientific personnel, delays in the development of new products or to planned improvements to our products, effectiveness of our products compared to competitors’ products, protection of our intellectual property and other proprietary rights, conflicts with the intellectual property of third parties, product liability lawsuits that may be brought against us, labor, contract or technical difficulties, competitive pressures in our industry, other risks and uncertainties discussed under Item 1A, Risk Factors in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007 and elsewhere in this report; and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

We do not intend to update any of these factors or to publicly announce the results of any revisions to any of these forward-looking statements other than as required under the federal securities laws.

Immunicon Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets (Unaudited).

(in thousands, except per share and share data)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$8,362	$21,599
Short-term investments	1,645	11,159
Accounts receivable, net of allowance of $233 and $211 at March 31, 2008 and December 31, 2007, respectively	1,224	909
Receivable from related party	741	517
Inventory	4,622	4,437
Prepaid expenses	175	237
Other current assets	100	118

Total current assets	16,869	38,976
Property and equipment—net	639	839
Deferred financing fees	1,042	1,838
Deferred income taxes	3,504	3,474
Other assets	423	319

Total assets	$22,477	$45,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$362	$2,086
Current portion of convertible notes, net of discount	17,135	—
Accounts payable	2,233	3,130
Payable to related party	1,654	1,986
Accrued expenses	5,240	6,741
Deferred income taxes	3,504	3,474
Detachable warrants	21	81
Conversion feature relating to convertible debt	14	156
Current portion of deferred revenue:
Related party	2,897	2,025
Other	170	217

Total current liabilities	33,230	19,896

Convertible subordinated notes, net of discount	—	25,308
Long-term debt	197	2,247
Deferred revenue:
Related party	358	402
Other	1,429	1,101

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $.001 par value—100,000,000 authorized, 31,497,230 and 27,774,961 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	31	28
Additional paid-in capital	170,365	164,031
Accumulated other comprehensive income	44	33
Deficit accumulated	(183,177)	(167,600)

Total stockholders’ equity (deficit)	(12,737)	(3,508)

Total liabilities and stockholders’ equity	$22,477	$45,446

See notes to consolidated financial statements.

Immunicon Corporation and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited).

Three months ended March 31, 2008 and March 31, 2007

(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2008	2007
Product revenue:
Related party	$2,056	$1,210
Third party	1,034	767
Service revenue	642	577

Total product and service revenue	3,732	2,554
Milestone, license and other revenue	121	103
Total revenue	3,853	2,657
Cost of goods sold	2,451	2,523
Cost of services sold	406	302

Gross profit (loss)	996	(168)

Expenses:
Research and development	2,739	2,826
Selling, general and administrative	6,855	2,957

Total operating expenses	9,594	5,783

Operating loss	(8,598)	(5,951)

Interest and other income, net	180	616
Debt conversion expense	(3,036)	—
Change in fair value of detachable warrants and conversion rights	165	2,723
Interest expense	(4,235)	(1,504)

Interest and other income, net	(6,926)	1,835

Loss before income taxes	(15,524)	(4,116)
Income tax benefit	—	—

Net loss attributable to common stockholders	$(15,524)	$(4,116)

Net loss per common share – basic and diluted	$(0.53)	$(0.15)

Weighted average common shares outstanding – basic and diluted	29,096,367	27,675,742

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31, 2008 and March 31, 2007 (in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net loss	$(15,524)	$(4,116)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127	522
Impairment of Kreatech license and investment	236	—
Non-cash interest expense	4,138	1,420
Provisions for accounts receivable allowances	22	28
Compensation expense related to the issuance of stock, stock options and warrants	266	489
Change in fair value of liabilities potentially settled in common stock	(165)	(2,723)
Non cash conversion charge	3,036	—
Change in:
Accounts receivable	(337)	559
Accounts receivable from related party	(224)	34
Inventory	(185)	(146)
Prepaid expenses and other	62	58
Other assets	(101)	273
Accounts payable	(897)	(196)
Accounts payable to related parties	(332)	127
Accrued expenses	(1,501)	(478)
Deferred revenue from related parties	828	(80)
Deferred revenue	280	88

Net cash used in operating activities	(10,271)	(4,141)

Investing activities:
Purchase of investments	(2,565)	(11,878)
Payments for purchases of property and equipment	(13)	(141)
Payments for license agreements	(212)	—
Payments for Kreatech Preferred Stock	(24)	—
Proceeds from maturities of investments	12,165	7,899

Net cash (used in)/provided by investing activities	9,351	(4,120)

Financing activities:
Proceeds from exercise of stock options and stock purchase plan	—	17
Exchange of nonvested shares for taxes	(53)	—
Payments on Notes	(8,500)	—
Payments on term debt	(3,774)	(562)

Net cash used in financing activities	(12,327)	(545)

Effect of exchange rate changes on cash	10	2
Net decrease in cash and cash equivalents	(13,247)	(8,806)
Cash and cash equivalents, beginning of period	21,599	36,132

Cash and cash equivalents, end of period	$8,362	$27,328

Supplemental cash flow information:
Cash paid for interest	$122	$87

Supplemental schedule of non cash investing and financing activities:
We exchanged $3.0 million of principal and accrued but not paid interest on our Notes for 3,571,433 shares of our common stock.

See notes to condensed consolidated unaudited financial statements.

Immunicon Corporation and Subsidiaries

(1) Background and basis of presentation

The accompanying unaudited condensed consolidated financial statements of Immunicon Corporation and subsidiaries (collectively, the “Company” or “we”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the Form 10-Q General Instructions and Article 10 of Regulation S-X of the Securities and Exchange Commission, or the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of our management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position at March 31, 2008 and results of operations and cash flows for the three month periods ended March 31, 2008 and March 31, 2007.

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on
Form 10-K for the fiscal year ended December 31, 2007. Results of operations for the three months ended March 31, 2008 are not necessarily indicative of results to be expected for the full year.

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

Veridex Arbitration

On May 31, 2007, we announced that we had filed a Demand for Arbitration against Veridex, LLC, a Johnson & Johnson Company, or Veridex, pursuant to which we were seeking termination of the 20-year exclusive worldwide agreement to market, sell and distribute our cancer diagnostic products and rescission of all licenses currently held by Veridex under the Development, License and Supply Agreement, or the DLS Agreement, based on “repudiation and fundamental breaches by Veridex of its contractual, agency and other fiduciary obligations to market, sell and distribute our cancer diagnostic products.” We also sought monetary damages including compensatory damages of $220.2 to $254.2 million and punitive damages of $480 million.

Veridex’s answer and counterclaim asserted, among other things, that we had failed to perform its development, manufacturing and quality assurance obligations pursuant to the DLS Agreement and violated Veridex’s exclusive right to sell our products.

On March 3, 2008, the arbitrator in the arbitration proceedings issued a final award, or the Decision. In the Decision, the arbitrator determined that Veridex was not in breach of its “best efforts” marketing obligation and dismissed our claims. The arbitrator awarded Veridex approximately $304,000 in contract damages, pursuant to Veridex’s counterclaim in which Veridex had challenged our use of circulating tumor cell, or CTC reagents and analyzers as part of our “Service” business. We paid the award in full in April 2008.

We have been in negotiations with Veridex in regards to this business and in May 2008, we signed an agreement that allows us to continue to perform these services and pay Veridex a royalty for the ability to perform these tests. This agreement is temporary and we expect to transfer these contracts to other laboratories in the near future, therefore we will only have revenue from these services until they have been transferred. We are not certain how long the transition will take, but anticipate that it is likely to occur by the end of the third quarter of 2008.

NASDAQ listing

On January 23, 2008, we received notice from The NASDAQ Stock Market, or NASDAQ, that the minimum bid price of our common stock had fallen below $1.00 for the last 30 consecutive business days and that our common stock is, therefore, subject to delisting from the NASDAQ Capital Market. NASDAQ Marketplace Rule 4310(c)(4) requires a $1.00 minimum bid price for continued listing of an issuer’s common stock.

Immunicon Corporation and Subsidiaries

On April 2, 2008 we were also notified by NASDAQ, that we did not comply with the continued listing requirements set forth in Marketplace Rule 4310(c)(3). This rule requires that a minimum of $2,500,000 in stockholders’ equity in order to continue listing its securities on The NASDAQ Capital Market. The NASDAQ allowed us until April 17, 2008 to submit a specific plan to achieve and sustain compliance with all applicable continued listing requirements of The NASDAQ Capital Market. On April 18, 2008, we notified NASDAQ that we would not submit such a plan but rather would pursue quotation of our common stock on the Over-the-Counter Bulletin Board, or OTCBB.

On April 24, 2008, we received a notice from NASDAQ indicating that trading in our common stock would be suspended and our common stock would be delisted from The NASDAQ Capital Market at the opening of business on April 29, 2008, unless we decided to appeal NASDAQ’s determination.

We decided not to appeal NASDAQ’s determination of the delisting date and began the process of transferring the quotation of our common stock to the OTCBB. A market maker filed the necessary application with the Financial Industry Regulatory Authority to make a market in our common stock on the OTCBB and effective April 29, 2008, our common stock began quotation on the OTCBB.

Senior Credit Facility and Subordinated Notes Payable

In December 2006, we entered into a definitive agreement for the sale and issuance of $30 million in aggregate principal amount of unsecured subordinated convertible promissory notes, or the Notes, which were convertible initially into an aggregate of up to 7,334,964 shares of our common stock. The Notes bear interest at 6% per annum. Interest is not payable currently but is accrued and added to the principal on a quarterly basis. Any portion of the Notes and all accrued but unpaid interest which is not converted is repayable in cash on December 5, 2009, or the maturity date. The Notes are convertible into shares at a conversion price of $4.09. We also issued warrants under this agreement to purchase 1,466,994 shares of our common stock at an exercise price of $4.09 per share. We received net proceeds of approximately $27.3 million from the sale of the Notes and accompanying warrants after deducting the placement agent fees and offering expenses of $2.7 million.

On February 29, 2008, we entered into, and consummated the transactions contemplated by, the Prepayment Agreement and Amendments, or the Prepayment Agreements, with each of the holders, or the Holders, of Notes. As stated above, the Notes were first issued on December 6, 2006 in tandem with warrants, or the Warrants, to purchase shares of our common stock pursuant to that certain Securities Purchase Agreement, dated December 6, 2006, or the Purchase Agreement. Upon the terms and subject to the conditions of the Prepayment Agreements, the Holders exchanged $3,000,000 of original principal amount and accrued but unpaid interest on the Notes (the “Exchanged Debt”) with us in exchange for the issuance of 3,571,433 shares of common stock in the aggregate to the Holders in a transaction exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. Immunicon also prepaid $8,500,000 of original principal amount and accrued but unpaid interest on the Notes to the Holders.

In addition, certain terms of the Notes were amended and restated, including to provide that we may prepay without penalty any amount of the principal and interest of the Notes by providing five business days notice to the Holders, subject to certain change of control premium obligations in the event of a prepayment in connection with a change of control, and we may list our common stock on the OTCBB, as well as other stock exchanges, in order to remain compliant with the covenants in the Note. Further, the “Available Cash Test”, as defined in the Notes, existing under the Notes was amended and restated such that the effective measurement date for the test will begin with the quarter ended December 31, 2008 and will be measured each quarter thereafter until the maturity of the Notes on December 6, 2009. The definition of “Events of Default” under the Notes was amended such that a breach or default under any agreement binding us that would result in an Event of Default specifically excludes a breach or default related to the DLS Agreement, to the extent such default or event of default arose out of or in connection with any matters related to our arbitration against Veridex.

In March 2008, we prepaid $3.3 million to Silicon Valley Bank, or SVB which represented the outstanding principal and interest remaining under our credit facility due to SVB.

We have incurred significant negative cashflow for several years due to a lower than expected revenue, significant legal costs due to the arbitration and continuing efforts in research and development programs to improve existing products and to develop new products. In the first quarter of 2008, we have paid $8.5 million in cash to the Holders in the transaction described above, $3.3 million to SVB,

Immunicon Corporation and Subsidiaries

and $5.9 million in legal costs from our arbitration with Veridex. In order to reduce our cash burn, on March 10, 2008, we committed to actions to realign staff levels and incur certain expenses in order to better facilitate the Company’s current strategy, near-term outlook and ongoing operations. See Note 5, Restructuring in 2008, for further information. We are considering additional measures to reduce our cash burn. Our operations are subject to certain additional risks and uncertainties including, among others, uncertainties of adequate financing to continue as a going concern, dependence on Veridex to market our cancer diagnostic product candidates, the uncertainty of product development (including clinical trial results), regulatory clearance and approval, supplier and manufacturing dependence, competition, reimbursement availability, dependence on exclusive licenses and other relationships, uncertainties regarding patents and proprietary rights, dependence on key personnel, convertible debt covenants and other risks related to governmental regulations and approvals. We believe that cash, cash equivalents and short-term investments at March 31, 2008 will be sufficient to maintain operations through the third quarter of 2008.

The consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business. The report of our independent registered public accounting firm for the fiscal year ended December 31, 2007, contained an explanatory paragraph which stated that we had incurred recurring losses from operations, capital deficiency and negative cashflows and, based on our operating plan and existing working capital, raised substantial doubt about our ability to continue as a going concern.

We will need additional funds to continue to fund our business beyond the third quarter of 2008. Our capital requirements will depend on several factors, including investment to implement our business strategy and seeking arrangements with corporate partners. Our inability to raise adequate funds to support the growth of our project portfolio will materially adversely affect our business.

As stated above, we have amended our Notes, such that the relevant first quarter to test the “Available Cash Test” is the fiscal quarter ended December 31, 2008. This test is generally measured on the Announcement Date Deadline, which is defined in the Notes as the forty-fifth day after the end of each fiscal quarter (or the ninetieth day with respect to the last fiscal quarter of the year); however the amendments to the Notes provided that for the fiscal quarter ended December 31, 2008, compliance was instead measured by a statement of compliance provided by us within fifteen business days’ following December 31, 2008.

If we are unable to reduce our cash burn, or execute a modified business plan, and we are unable to satisfy our available cash test under the Notes, this would result in an event of default under the Notes and our Notes would be payable in January 2009. Since we expect that the earliest the debt could become due is January 2009, we have classified the remaining debt balance as current as of March 31, 2008.

If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued the Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivatives and Hedging Activities,” which enhances the requirements under SFAS No. 133, “Accounting for Derivatives and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivatives and hedging activities and how they affect an entity’s financial position, financial performance, and cash flows. This Statement will be effective for fiscal years and interim periods beginning after November 15, 2008. We are currently assessing the impact to our Consolidated Financial Statements.

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

Immunicon Corporation and Subsidiaries

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

In June 2007, FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. Pursuant to EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received. EITF 07-3 is effective for the fiscal years beginning after December 15, 2007 and is to be applied prospectively for contracts entered into on or after the effective date. This statement did not have any material effects on our financial condition or results of operations.

In February 2007, FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of 2008. This statement did not have a material effect on our financial condition or results of operation.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, FASB issued FSP FAS 157-2 which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows (See note 3 for the required disclosures).

(2) Accounting for stock-based compensation

Our Amended and Restated Equity Compensation Plan, or the Plan, provides for the granting of stock options, awards of restricted common stock, now referred to as nonvested shares. We have reserved an aggregate of 5,266,667 shares of our common stock for issuance under the Plan and have 1,185,326 available for grant as of March 31, 2008. The Plan requires that exercise prices of stock options may not be less than the market value of the common stock on the date of the grant. The date of grant is determined when both parties have reached a mutual understanding of the key terms of the grant. In general, stock options granted to employees under the Plan have ten-year terms and vest over four years from the date of grant. Stock-based compensation expense related to our share-based awards was $266,000 and $489,000 for the three months ended March 31, 2008 and March 31, 2007, respectively.

Our 2004 Employee Stock Purchase Plan, or ESPP, was initiated upon the completion of our initial public offering. The plan permits eligible employees to purchase shares of our common stock through after-tax payroll deductions. We have reserved an aggregate of 400,000 shares of our common stock for issuance under our ESPP and have 197,589 shares available under this plan as of March 31, 2008. The next purchase date will be in April 2008. As a result of our adopting FAS123R, we have expensed these grants and recorded them as stock based compensation.

The stock-based compensation (income) and expense consisted of the following:

	Three Months Ended March 31,
(in thousands)	2008	2007
Stock options under SFAS 123R	$162	$240
Nonvested shares	109	145
Stock options granted prior to our IPO at below fair market value	(5)	104

Stock based compensation	$266	$489

Immunicon Corporation and Subsidiaries

As a result of the reduction in workforce as further disclosed in Note 5, 301,000 stock options were forfeited and 33,000 non vested shares were cancelled and returned those underlying shares of common stock to our pool available for future issuance. This resulted in a reduction in stock-based compensation expense of $39,000 for stock options and $8,000 for non vested shares.

In addition to the above, we terminated the employment of James Wilcox, our Chief Legal Officer, triggering the provisions of his Employment Agreement. In accordance with his agreement his non vested stock and stock options became fully vested. Due to this acceleration, 74,000 shares became vested and exercisable and we recognized an additional $56,000 of expense under FAS123R for the three months ended March 31, 2008.

Stock-based compensation recorded in the three months ended March 31, 2008 is based on awards that have vested and therefore have not been reduced for estimated forfeitures. SFAS 123R require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimates. Due to the recent restructuring and subsequent high number of forfeitures surrounding this event, actual expenses were reflected in the current stock based compensation.

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

The significant assumptions relating to the weighted average valuation of our stock options for the three months ended March 31, 2008 and 2007 were as follows:

	March 31, 2008	March 31, 2007
Dividend yield	— %	— %
Volatility	61.51% - 64.36%	59.45% - 60.35%
Weighted average volatility	61.96%	59.91%
Risk-free interest rate	2.86% - 3.43%	4.46% to 4.87%
Expected option life (years)	6.25	6.25

(3) Fair Value of Financial Assets and Financial Liabilities

Effective January 1, 2008, we adopted the provisions of SFAS 157 that relate to our financial assets and financial liabilities as discussed in Note 1. SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:

•

Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities. Majority of our available for sale marketable equity securities were classified as Level 1 which have an active market with sufficient volume and frequency of transactions.

Immunicon Corporation and Subsidiaries

•

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. Our Level 2 liabilities include our conversion feature relating to convertible debt and the detachable warrants. Although there are both observable and unobservable inputs in the fair value model, the observable inputs are significant to the values of the instruments.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Our assessment of the significance of a particular input to the fair value measurement requires judgment and did not have a material impact on our consolidated financial condition, results of operations or cash flow. Our financial assets and financial liabilities that are accounted for at fair value on a recurring basis are presented in the table below:

Recurring Fair Value Measures
	Fair value as of March 31, 2008
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	1,645	—	—	1,645

	$1,645	$—	$—	$1,645

Liabilities:
Detachable warrants	—	—	21	21
Conversion feature relating to convertible debt	—	—	14	14

	$—	$—	$35	$35

The following table summarizes the changes in the fair values of level 3 items, for the three months ended March 31, 2008:

(in thousands)	Detachable Warrants	Conversion Feature Relating to Convertible Debt	Total
Balance at 1/1/08	$81	$156	$237
Change in fair value of detachable warrants and conversion rights as reported on the Statement of Operations	(60)	(105)	(165)
Reclass to equity (1)		(37)	(37)

Balance at 3/31/08	$21	$14	$35

(1)	The fair value of approximately $37 was reclassified to equity relating to conversion of debt into equity. See Note 11 for more information

(4) Impairment Charge

As previously disclosed in our Form 10-K for the year ended December 31, 2007, we reviewed our long-lived assets for impairment in accordance with SFAS 144. This was the result of the negative outcome of the arbitration. We had taken a $2.6 million dollar charge in our fourth quarter of 2007 for property and equipment and our investment and license agreement with Kreatech as a result of this review. Prior to the arbitration decision and subsequent to our year end, we had made another payment to Kreatech of approximately $236,000. As a result, we recorded a non-cash impairment charge of $212,000 for our license agreement with Kreatech and $24,000 non-cash impairment charge for our investment in Kreatech for the three months ended March 31, 2008. These impairments are based on the deterioration in financial condition of the respective companies and substantial doubt about Kreatech’s ability to continue to fulfill its obligations and earn the remaining milestones. The impairment charge for the license agreement is recorded in our selling, general and administrative expenses and the impairment related to the investment is recorded in other income and expense in our Consolidated Statement of Operations.

(5) Restructuring in 2008

On March 10, 2008, we restructured our operations by reducing staff levels and incurred certain expenses in order to better facilitate our current strategy, particularly given the decision in the arbitration with Veridex, or the Restructuring. The Restructuring principally included a workforce reduction of approximately 40% of our full-time equivalent staff, primarily in platform development programs, research and development of new products, marketing of current and new products and related roles.

The Restructuring reflects, and was the result of the detailed analysis of several factors, including our revenue outlook and current expense structure; the adverse March 3, 2008 final award in the arbitration with Veridex, and the potential effect of the final award on our commercialization efforts; our desire to reduce our cost structure; our desire to preserve stockholder value; and management’s assessment of continued risk and uncertainty regarding the ability at the present time to extrapolate with confidence instrument placement and revenue growth rates.

Immunicon Corporation and Subsidiaries

We recorded an expense of approximately $981,000 for severance and other costs related to the Restructuring, of which $161,000 was paid as of the first quarter of 2008.

In addition to the above, we also offered retention letters to certain employees. The severance and benefits that we expect to incur relating to these letters is approximately $700,000. As these employees will continue to provide services during fiscal 2008, we will recognize the severance and benefits costs associated with these employees ratably over the service period in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We recorded an initial provision of $58,000 relating to these employees in the first quarter of 2008.

We also plan to reduce the office space that we occupy and began discussions with the landlord in March 2008. We did not record any expense related to this decision as we believe we will be able to sublease the unoccupied office space. We believe that this sublease covers our scheduled lease payment.

The following table summarizes the total expense for severance and retention bonuses included in the financial statements for the first quarter of 2008:

Severance and retention expenses included in: (in thousands)	Three months ended March 31, 2008
Cost of goods sold	$156
Research and development expenses	427
Selling, general and administrative expenses	456

$1,039

(6) Net loss per share

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

The following table sets forth the computation of net loss (numerator) and shares (denominator) for loss per share:

	Three Months Ended March 31,
(in thousands, except for shares)	2008	2007
Numerator:
Net loss	$(15,524)	$(4,116)

Denominator:
Weighted average shares outstanding used for basic income per share	29,096,367	27,675,742
Common stock equivalents	—	—

Weighted average shares outstanding used for diluted income per share	29,096,367	27,675,742

Immunicon Corporation and Subsidiaries

Potentially dilutive securities as of March 31, 2008 and March 31, 2007, which are not included in our basic earnings per share, are summarized as follows:

	As of March 31,
	2008	2007
Common stock options and nonvested shares	3,360,304	3,912,434
Warrants	1,509,163	1,509,163
Shares issuable upon conversion of convertible debt	5,111,510	7,478,033

(7) Investments

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

Our short-term investments were classified as held-to-maturity until the first quarter of 2008. As of March 31, 2008, we classified these investments as available-for-sale and recorded them at Fair Market Value on our balance sheet with unrealized gains and losses included in the stockholders’ equity (See Note 13, Comprehensive loss). At December 31, 2007 our investments were classified as held-to-maturity and were recorded at amortized cost.

The cost or amortized cost and estimated market value of investments at March 31, 2008 were as follows (in thousands):

March 31, 2008	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
Corporate debt securities	$1,644	$1	$—	$1,645
US Agencies securities	—	—	—	—

Total	$1,644	$1	$—	$1,645

December 31, 2007	Cost or amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
Corporate debt securities	$11,159	$19	$—	$11,178
US Agencies securities	—	—	—	—

Total	$11,159	$19	$—	$11,178

Proceeds from the maturity of investments were $12.2 million and $7.9 million for the three months ended March 31, 2008 and 2007, respectively.

Immunicon Corporation and Subsidiaries

(8) Inventory

Inventory consisted of the following:

(in thousands)	March 31, 2008	December 31, 2007
Raw materials	$878	$1,127
Finished goods	3,703	3,309
Work-in-process	41	1

Inventory	$4,622	$4,437

(9) Property and equipment

Property and equipment consisted of the following:

(in thousands)	March 30, 2008	December 31, 2007
Laboratory equipment	$490	$490
Office furniture and equipment	67	67
Manufacturing equipment	247	247
Computer equipment	48	35

Property and equipment, gross	852	839
Less Accumulated depreciation	(213)	0

Property and equipment, net	$639	$839

Depreciation expense was $213,000 and $622,000 for three months ended March 31, 2008 and March 31, 2007, respectively.

(10) Accrued expenses

Accrued expenses consisted of the following:

(in thousands)	March 31, 2008	December 31, 2007
Salary–related expense	$1,601	$599
Clinical research and trial costs	703	542
Contracted research costs	74	80
Accounting and legal fees	1,963	3,934
Manufacturing/Lab material	49	675
Other	850	911

Accrued expenses	$5,240	$6,741

The increase in salary and related expenses is primarily due to the severance accrual of $981,000 as discussed above in Note 5. We incurred $3.8 million and paid approximately $5.9 million legal fees related to the arbitration in the first quarter of 2008.

Immunicon Corporation and Subsidiaries

(11) Debt

Convertible subordinated notes payable

The convertible debt, detachable warrant and conversion rights liabilities are disclosed below:

(in thousands)	March 31, 2008	December 31, 2007
Current liabilities:
Convertible subordinated notes payable due in December 2009 at interest rate of 6.0%, net of discount of $3,770 and $6,675 as of March 31, 2008 and December 31, 2007, respectively.	$17,135	$—
Detachable warrants	21	81
Conversion feature relating to convertible debt	14	156

Long term liability
Convertible subordinated notes payable due in December 2009 at interest rate of 6.0%, net of discount of $6,675 as of December 31, 2007	$—	$25,308

In December 2006, we entered into a definitive agreement for the sale and issuance of $30 million in aggregate principal amount of unsecured subordinated convertible promissory notes, or the Notes, which were convertible initially into an aggregate of up to 7,334,964 shares of our common stock. The Notes bear interest at 6% per annum. Interest is not payable currently but is accrued and added to the principal on a quarterly basis. Any portion of the Notes and all accrued but unpaid interest which is not converted is repayable in cash on December 5, 2009, the maturity date. We also issued warrants under this agreement to purchase 1,466,994 shares of our common stock. The Notes are convertible into shares at a conversion price of $4.09. The warrants have an exercise price of $4.09 per share. We received net proceeds of approximately $27.3 million from the sale of the Notes and accompanying warrants after deducting the placement agent fees and offering expenses of $2.7 million.

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

On February 29, 2008, we entered into, and consummated the transactions contemplated by, the Prepayment Agreement and Amendments, or the Prepayment Agreements, with each of the Holders of our Notes. As stated above, the Notes were first issued December 6, 2006 in tandem with warrants, or the Warrants, to purchase shares of our common stock pursuant to that certain Securities Purchase Agreement, dated December 6, 2006, or the Purchase Agreement. Upon the terms and subject to the conditions of the Prepayment Agreements, the Holders exchanged $3,000,000 of original principal amount and accrued but unpaid interest on the Notes (the “Exchanged Debt”) with us in exchange for the issuance of 3,571,433 shares of common stock in the aggregate to the Holders in a transaction exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. Immunicon also prepaid $8,500,000 of original principal amount and accrued but unpaid interest on the Notes to the Holders.

In addition, certain terms of the Notes were amended and restated, including to provide that we may prepay without penalty any amount of the principal and interest of the Notes by providing five business days notice to the Holders, subject to certain change of control premium obligations in the event of a prepayment in connection with a change of control, and we may list our common stock on the OTCBB, as well as other stock exchanges, in order to remain compliant with the covenants in the Note. Further, the “Available Cash Test”, as defined in the Notes, existing under the Notes was amended and restated such that the effective measurement date for the test will begin with the quarter ended December 31, 2008 and will be measured each quarter thereafter until the maturity of the Notes on December 6, 2009. The definition of “Events of Default” under the Notes were amended such that a breach or default under any agreement binding us that would result in an Event of Default specifically excludes a breach or default related to the DLS Agreement, to the extent such default or event of default arose out of or in connection with any matters related to our arbitration against Veridex.

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

In the original transaction, we allocated the proceeds received from the Notes between the underlying debt instruments, conversion rights, and the detachable warrants. At inception, the fair value of the detachable warrants of $1.9 million and the conversion rights of $8.1 million were bifurcated from the host debt contract and recorded as a derivative liability. This resulted in a reduction of the initial notional carrying amount of the Notes as unamortized discount which will be amortized over the term of the Notes under the effective interest method. As of March 31, 2008 and 2007, we have recorded non-cash interest expense relating to the discount of $2.9 million and $778,000, respectively. The $2.9 million in the three months ended March 31, 2008 includes a $2.2 million write off of the discount as a result of the Prepayment Agreements discussed above.

The result of this accounting treatment is that the fair value of the embedded derivative and the detachable warrants are marked-to-market each balance sheet date and recorded as a liability. The change in fair value is recorded in the statement of operations as “Change in fair value of the detachable warrants and conversion right”. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Management used a derivative model analyzing the detachable warrants and the conversion features, additional shares to be paid resulting from the interest accrual and the redemption options. The model also considered factors such as the stock price, interest rate, the stock and interest rate volatility and the expected life. For the three months ended March 31, 2008 and March 31, 2007, we have recorded non-cash income in the statement of operations of $165,000 and $2.7 million, respectively, relating to these changes in fair value for the conversion right. We were in compliance with its covenants for the three months ended March 31, 2008 and March 31, 2007.

As a result of the issuance of the 3,571,433 shares of common stock to prepay $3.0 million of principal and interest of the Notes, described above, we recorded a $3.0 million debt conversion expense in accordance with Statement of Financial Accounting Statement, or FAS, No. 84, Induced Conversions of Convertible Debt, or FAS 84, in the three month ended March 31, 2008. FAS 84 requires recognition of an expense equal to the fair value of the additional securities or other consideration issued to induce conversion. This statement applies to conversions that both (a) occur for a changed conversion that is only exercisable for a limited time and (b) include the issuance of all the equity securities issuable pursuant to conversion privileges included in the terms of the debt at issuance for each debt instrument that is converted. Upon the conversion of these shares, we marked to fair value at the conversion date and then the fair value of approximately $37,000 was reclassified to equity at the conversion date.

The reduction of the conversion derivative that was attributable to the prepayment of $8.5 million in cash was marked to market upon payment and is included in the statement of operations as “Change in fair value of the detachable warrants and conversion right”. Subsequent to the Prepayment Agreement, we will continue to mark to market the remaining conversion derivative and Warrants at each balance sheet date.

Senior indebtedness

As of March 31, 2008, we had an aggregate of $559,000 of debt outstanding with General Electric Capital Corporation, or GECC, as described below. The carrying value of this debt is as follows:

(in thousands)	March 31, 2008	December 31, 2007
SVB line of credit	$—	$3,645
GECC line of credit due from April 2008 to October 2010 at interest rates ranging from 9.31% to 11.05%	559	688

	$559	$4,333
Less: current portion of long term debt	(362)	(2,086)

Total long term debt	$197	$2,247

Immunicon Corporation and Subsidiaries

SVB

On March 27, 2008, we paid the balance due and outstanding to SVB of $3.3 million remaining under our credit facility which included $21,000 in interest.

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

The $3.3 million available credit under our GECC credit facility expired on June 30, 2007. We are not extending the availability of the GECC credit facility. As of this date we have drawn down $6.7 million, of which $559,000 was outstanding as of March 31, 2008 under all of the facilities with GECC with interest ranging from 9.31% to 11.05%. We are required to send our financial statements to GECC ten days after we file such statements with the SEC. We were in compliance with our covenants in the GECC credit facility for the periods ended March 31, 2008 and December 31, 2007.

(12) Geographical and customer information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, when making decisions regarding resource allocation and assessing performance. To date, we have viewed our operations and manage our business as one segment operating primarily in the United States of America. Revenues from external customers are summarized below. Revenues are attributed to a country based on the location of the customer. The following table consists of the customers from whom we derived more than 10% of our revenue in the quarter ended March 31, 2008 and March 31, 2007:

	Three Months Ended March 31,
Customers	2008	2007
Veridex	56%	49%

Immunicon Corporation and Subsidiaries

Our revenue by geographical region is as follows for the quarter ended March 31, 2008 and March 31, 2007:

	Three Months Ended March 31,
	2008	2007
United States	$2,309	$2,022
France	632	34
Spain	403	2
Other European countries	168	416
Other foreign countries	341	183

	$3,853	$2,657

(13) Comprehensive loss

Other comprehensive loss consisted of foreign currency translation adjustments and unrealized gains. Comprehensive loss reconciliation is below:

	Three months ended March 31,
(in thousands)	2008	2007
Net Loss as reported	$(15,524)	$(4,116)
Foreign currency translation	10	2
Unrealized gain on available for sale investments	1	—

Comprehensive loss	$(15,513)	$(4,114)

(14) Commitment and contingencies

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

Immunicon Corporation and Subsidiaries

We received an up front non-refundable license fee of $500,000 and are eligible for an additional $1.0 million upon approval by the FDA of a clinical trial plan. In addition, the agreement provided for us to receive six quarterly payments of $200,000 each beginning in January 2007 to assist us in developing an instrument system and reagents for this collaboration. As of March 31, 2008, we have received all six quarterly payments. Under the agreement we will manufacture and supply DHI with their requirements for bulk reagents and DHI will manufacture and supply the detection reagents. We will receive 41% of the revenue from the sale of these reagents. DHI will act as our distributor for instrument systems and thereby be responsible for all expenses for marketing, sales, distribution and training.

We will manufacture and supply DHI with their requirements for bulk reagents, instrument systems and related components and materials. DHI will manufacture and supply the detection reagents and finished products. We will receive 41% of the revenue from the sale of these reagents. DHI will act as our distributor for the instrument systems. We are responsible for one year warranty expense for the instrument systems. We should receive all revenue from servicing or repair of instrument systems. DHI is entitled to 10% of service revenue as their commission. DHI will be responsible for all expenses for sales and training with respect to products and systems. As of March 31, 2008, we are still in the developing phase of this agreement. In accordance with EITF 00-21, Revenue Recognition with Multiple Deliverables, or EITF 00-21, we have evaluated the contract and determined that it has one unit of accounting. The payments received will be amortized over the life of the contract which we expect will be a total of 11  1/2 years which includes a 5 year extension of the initial term. We recorded $34,000 and $15,000 in contract revenue for the three months ended March 31, 2008 and 2007, respectively.

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

In consideration of the rights granted by the university, we pay the university a nonrefundable annual license maintenance royalty of $25,000, along with a royalty equal to one percent of net sales of licensed products. We recorded $5,000 and $3,000 for the royalty payments in costs of goods sold for the three months ended March 31, 2008 and 2007, respectively. In the event we pay a royalty to a third-party for use of patented technology which materially enables the functionality of the university’s developed technology, then we shall be entitled to receive a credit against royalties due the university in the amount of the third-party royalty payments.

Relocation Agreement

In August 2006, the Compensation Committee of our Board of Directors, or the Committee, approved a change to the compensation of our Chief Executive Officer, Byron Hewett. In order to facilitate his relocation the Committee unanimously approved certain expenditures related to his relocation to the Philadelphia area. We reimbursed Mr. Hewett $67,000 for the costs on the purchase of his new home and the moving expenses in December 2006. The reimbursement included Mr. Hewett’s anticipated United States Federal income tax liability. We recorded total relocation expense of $389,000 for the three months ended in March 31, 2007.

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

Immunicon Corporation and Subsidiaries

Changes in accrued product warranty expense are as follows:

(in thousands)	Three Months Ended March 31, 2008	Year Ended December 31, 2007
Beginning of the period	$71	$64
Adjustments to warranty provision	(19)	73
Claims	(6)	(66)

End of the period	$46	$71

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

Rent expense for all locations for three months ended March 31, 2008 and 2007 was $232,000.

Future minimum lease payments under the operating leases as of March 31, 2008 are as follows:

(in thousands)	Operating
Fiscal 2008	$649
Fiscal 2009	869
Fiscal 2010	706
Fiscal 2011	234
Fiscal 2012 and thereafter	19

Total minimum lease payments	$2,477

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

On February 29, 2008, James G. Murphy, our former Chief Financial Officer, tendered his resignation to our Board, pursuant to which Mr. Murphy resigned his position as our Senior Vice President, Finance and Administration and Chief Financial Officer. Mr. Murphy’s resignation was effective on March 14, 2008. Mr. Murphy’s resignation was not as a result of any disagreement with Immunicon on any matter relating to our operations, policies or practices and Mr. Murphy worked closely with our management to ensure a smooth transition.

James L. Wilcox was terminated as part of the Restructuring, discussed in Note 5, from his positions as Vice President and Chief Counsel. Mr. Wilcox’s release was effective as of March 10, 2008. Mr. Wilcox’s termination was not as a result of any disagreement with Immunicon on any matter relating to our operations, policies or practices. In accordance with his employment agreement, his non vested stock and stock options became fully vested. Due to this acceleration, 74,000 shares became vested and exercisable and we recognized an additional $56,000 of expense under FAS123R for the three months ended March 31, 2008.

Immunicon Corporation and Subsidiaries

(15) Equity compensation plan

Amended and Restated Equity Compensation Plan

Our Amended and Restated Equity Compensation Plan, or the Plan, provides for the granting of stock options, awards of restricted common stock, now referred to as nonvested shares. We have reserved an aggregate of 5,266,667 shares of our common stock for issuance under the Plan and have 1,185,326 available for grant as of March 31, 2008. Our 2004 Employee Stock Purchase Plan, or ESPP, was initiated upon the completion of our IPO. The plan permits eligible employees to purchase shares of our common stock through after-tax payroll deductions. We have reserved an aggregate of 400,000 shares of our common stock for issuance under our ESPP and have 197,589 shares available under this plan as of March 31, 2008.

Section 3(a) of the Plan states in part that, during each calendar year that the Plan is maintained, the number of shares authorized for issuance or transfer under the Plan shall be increased without further action by our Board, and without further approval by our stockholders, in such amount as shall cause the number of shares authorized for issuance or transfer under than Plan to equal 15% of the issued and outstanding shares as of December 31 of the immediately prior year (on a fully-diluted basis); provided, however, that the maximum number of shares to be added in any calendar year pursuant to Section 3(a) of the Plan shall not exceed 250,000. As such, on December 31, 2007, pursuant to Section 3(a) of the Plan, the total number of shares authorized for issuance or transfer under the Plan increased from 5,016,667 shares to 5,266,667 shares, an increase of 250,000 shares.

As a result of the reduction in workforce as further disclosed in Note 5, 301,000 stock options and 33,000 non vested shares were forfeited and returned to our option pool available for future issuance.

As discussed above, certain officers have Employment Agreements with us which outline employment and certain rights and obligations in the event of a change of control. If the officer’s employment is terminated for any reason before the nonvested stock or the stock options are fully vested, except as provided by such officer’s Employment Agreement with us, the shares of nonvested stock and stock options that are not then vested will be forfeited. If the provisions of the officer’s Employment Agreement are triggered, the nonvested stock and stock options will vest in accordance with the officer’s Employment Agreement. On March 10, 2008, as part of our restructuring efforts, we terminated the employment our Chief Counsel, triggering the provisions of his Employment Agreement. In accordance with his agreement 5,334 shares of non vested stock and 68,500 stock options became fully vested and exercisable.

Grants

In January 2007, our Board made nonvested stock grants to the non-employee directors of the Board and to certain officers of the Company. The non-employee directors of the Board were granted a total of 34,860 shares which will vest one-half on each of the next two anniversary dates from the grant date. Certain officers were granted a total of 155,000 shares which will vest one-third per year for each of the next three years on the anniversary of the grant date. The nonvested stock grant had a fair market value of $107,000 and $477,000 for the directors and officers, respectively. All such grants were made pursuant to the Plan. The fair value of nonvested shares is determined based on the closing price of our common stock, as reported by Nasdaq, on the grant date and compensation expense is recognized over the service period, or vesting period. Compensation expense relating to issuance of nonvested shares was $109,000 and $145,000 for the three months ended March 31, 2008 and March 31, 2007, respectively.

Vesting

In the three months ended March 31, 2008, 211,996 nonvested shares given to various employees vested. The vesting of these shares created reportable income to these individuals. This income was based on the fair market value of the closing price on that day. The provisions of the Plan allows for the employees, with the approval of the board, to choose to satisfy their tax obligations relating to this vesting by netting the number of shares they receive. All of the employees chose this option. This resulted in the exchange of 75,736 shares to cover tax expenses of $53,000 relating to the vesting and release of the non vested shares.

Immunicon Corporation and Subsidiaries

(16) Income taxes

We follow SFAS 109, which requires the liability method of accounting for income taxes. We have established a valuation allowance to fully reserve our net deferred tax assets at March 31, 2008 and December 31, 2007 due to the uncertainty of the timing and amount of future taxable income. As of March 31, 2008, we had a net operating loss carryforward of approximately $160.6 million. We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. As a result of the net operating loss carryforwards, our federal statute of limitation remains open for all years since 1990 with no years currently under examination by the Internal Revenue Service. If not utilized, these net operating loss carryforwards and tax credits will begin to expire in 2018 and expires through 2028. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

If we do not achieve profitability, we may lose our net operating loss carryforwards. In addition, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in our ownership occur.

On January 1, 2007, we adopted the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. In accordance with paragraph 19 of FIN 48, interest, if any, relating to unrecognized tax benefits would be recorded as a component of interest expense and penalties, if any, relating to unrecognized tax benefits as a component of tax expense. As of the date of the adoption of FIN48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.

We have an unrecognized tax benefit of approximately $1.7 million which did not change during the three months ended March 31, 2008. Any changes in the future to the unrecognized tax benefit would not impact the effective tax rate due to the existence of the valuation allowance. We do not reasonably estimate that the unrecognized tax benefit will change significantly within 2008. As a result of the FIN 48 adjustment, our unused research and development credit carryforward was approximately $3.6 million at March 31, 2008.

(17) Related parties

The following table summarizes the revenue from related parties recognized for the three months ended March 31, 2008 and 2007:

	Three Months Ended
(in thousands)	2008	2007
Contract and milestone revenue from related party	$87	$87
Product revenue from related party	2,056	1,210

Total revenue from related party	$2,143	$1,297

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

Immunicon Corporation and Subsidiaries

We simultaneously entered into a Stock Purchase Agreement where we agreed to purchase Kreatech Series D Preferred Stock. We paid Kreatech approximately $1.0 million and have received approximately 2.4 million shares of Series D Preferred Stock in fiscal 2007. We made a milestone payment of $236,000 in February 2008 as Kreatech met a development requirement and received 664,000 shares of Series D Preferred Stock. Based on terms of the agreement, we will have to make additional payments of approximately $300,000 based on the achievement by Kreatech of certain development milestones. We expect the remainder of the milestones will be achieved by the end of the second quarter in 2008.

We performed various analyses, including estimates of future cash flow to determine the allocation of the value of the cash paid to Kreatech between the cross-license and the Series D Preferred Stock. Based on these analyses we determined that we would allocate 90% of the fair value to the cross-license and 10% to the Series D Preferred Stock.

As further discussed in Note 4, we recorded an impairment charge of $212,000 for our license agreement with Kreatech and $24,000 charge for our investment in Kreatech in the three months ended March 31, 2008. As a result, these assets were completely written off as of March 31, 2008.

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

In 1997, we entered into a license agreement with a university (“Netherlands Agreement”) covering optical analysis of particles similar to cells and cell particles. In consideration of the rights granted by the university, we will pay the university a royalty equal to three percent of net sales of products covered by the licensed technology for which a valid patent exists or one and three-quarters percent (1.75%) of net sales of products covered by the licensed technology for which no valid patent exists. As of March 31, 2008, we had not sold any products relating to the Netherlands Agreement. In addition to the royalty, we also provide financial support for certain students that are assigned or working in this area of expertise. We have recorded research and development expense for this support of $50,000, and $122,000 in the three month ended March 31, 2008 and March 31, 2007, respectively.

In June 2004, we entered into an addendum to the Netherlands Agreement with STW, a research funding agency of the Dutch government. Under the modified agreement, STW will provide the university with up to approximately $1 million toward developing an affordable and portable instrument to monitor patients with HIV. This instrument represents an additional application of our existing technology, specifically the CellTracks EasyCount system, which was developed through our collaboration with the university. Under the agreement addendum, we will contribute “in kind” research effort toward the project such as personnel, equipment and supplies, among other things, and we have rights to commercialize products that result from the agreement. As of March 31, 2008, we have met our obligations under this agreement.

In August 2000, we entered into the DLS Agreement, with Ortho Clinical Diagnostics, Inc., or OCD, a subsidiary of Johnson and Johnson, Inc., whereby we licensed certain rights to our technology and assumed certain development obligations for our cancer diagnostic product candidates. In exchange, OCD agreed to market and distribute our cancer diagnostic product candidates. On November 10, 2003, we executed an amendment to the DLS Agreement whereby all of the rights and responsibilities of OCD were transferred to Veridex LLC, or Veridex, a subsidiary of OCD. In addition, we and Veridex re-negotiated certain clinical development and regulatory milestones. The DLS Agreement has a term of 20 years and may be terminated earlier by either party under certain conditions. The DLS Agreement was subject to arbitration between Veridex and us. See below for more discussion of the arbitration.

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

We have received a total of $6.9 million in license and milestone payments under the terms of the DLS Agreement from inception to March 31, 2008. These payments are recognized as revenue over the estimated product development period for the corresponding

Immunicon Corporation and Subsidiaries

product, which we estimate will end at various points through June 30, 2011. We continuously review the status of the remaining development milestones and, where appropriate, have renegotiated the development requirement and payment terms. We expect to receive the remaining $3.6 million in development milestone payments over the next three to five years.

We pay Veridex a commission for selling our instruments. We recorded commission expense of $109,000 and $77,000 for the three months ended March 31, 2008 and 2007, respectively. These expenses were recorded under general and administrative expense. We also purchase certain products from Veridex for use in our clinical trials. These expenses are recorded in research and development and were $7,000 and $14,000 for the three months ended March 31, 2008 and March 31, 2007, respectively. In addition, Veridex also provides the training and technical support to customers purchasing the instruments and we reimburse for these expenses. We record these expenses in our cost of goods sold. These expenses were $191,000 and $97,000 for the three months ended March 31, 2008 and March 31, 2007, respectively. Veridex is responsible for marketing our cancer diagnostic products including the CellSearch reagents.

Arbitration with Veridex

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

In the Arbitration, we claimed, among other things, that Veridex had materially violated its obligation to devote best efforts in the marketing of the CellSearch test developed by us pursuant to the 2000 DLS Agreement, as amended, between OCD (which has since been assigned to Veridex) and us.

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

On May 25, 2007, after Veridex was informed that we were discontinuing the audit and that we intended to file claims against it, Veridex sent us a notification asserting that we were in “material breach” of the DLS Agreement. As of March 31, 2008, we had recorded approximately $16.4 million in legal fees associated with this action.

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

On March 3, 2008, the arbitrator in the arbitration proceedings issued a final award, or the Decision. In the Decision, the arbitrator determined that Veridex was not in breach of its “best efforts” marketing obligation and dismissed our claims. The arbitrator awarded Veridex approximately $304,000 in contract damages, pursuant to Veridex’s counterclaim in which Veridex had challenged our use of circulating tumor cell, or CTC reagents and analyzers as part of our “Service” business. We paid the award in full in April 2008.

We have been in negotiations with Veridex in regards to the Service business and in May 2008, we signed an agreement that allows us to continue to perform these services and pay Veridex a royalty for the ability to perform these tests. This agreement is temporary and we expect to transfer these contracts to other laboratories in the near future, therefore we will only have revenue from these services until they have been transferred. We are not certain how long the transition will take, but anticipate that it is likely to occur by the end of the third quarter of 2008.

Immunicon Corporation and Subsidiaries

(18) Supplemental expense information

The supplemental expense information below provides additional information about the amounts recorded as research and development expenses and selling, general and administrative expenses in the accompanying statements of operations:

Research and development expenses

Research and development expenses consisted of the following:

	Three Months Ended March 31,
(in thousands)	2008	2007
Salaries, benefits and taxes	$1,868	$1,887
Laboratory supplies and expenses	222	119
Instrument development costs	9	27
Clinical trial expense	303	242
Contracted research costs	101	233
Depreciation expense	134	280
All others	102	38

	$2,739	$2,826

Selling, general and administrative expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended March 31,
(in thousands)	2008	2007
Salaries, benefits and taxes	$1,693	$1,548
Depreciation expense	8	33
Legal and professional fees	4,533	910
Insurance	57	68
Impairment of Kreatech License	212	—
Commission	109	77
All others	243	321

	$6,855	$2,957

Immunicon Corporation and Subsidiaries

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On May 25, 2007, after Veridex was informed that we were discontinuing the audit and that we intended to file claims against it, Veridex sent us a notification asserting that we were in “material breach” of the DLS Agreement. As of March 31, 2008, we had recorded approximately $16.4 million in legal fees associated with this action.

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

On March 3, 2008, the arbitrator in the arbitration proceedings issued a final award, or the Decision. In the Decision, the arbitrator determined that Veridex was not in breach of its “best efforts” marketing obligation and dismissed our claims. The arbitrator awarded Veridex approximately $304,000 in contract damages, pursuant to Veridex’s counterclaim in which Veridex had challenged our use of circulating tumor cell, or CTC reagents and analyzers as part of our “Service” business. We paid the award in full in April 2008.

Immunicon Corporation and Subsidiaries

We have been in negotiations with Veridex in regards to this business and in May 2008, we signed an agreement that allows us to continue to perform these services and pay Veridex a royalty for the ability to perform these tests. This agreement is temporary and we expect to transfer these contracts to other laboratories in the near future, therefore we will only have revenue from these services until they have been transferred. We are not certain how long the transition will take, but anticipate that it is likely to occur by the end of the third quarter of 2008.

NASDAQ Listing

On January 23, 2008, we received notice from the NASDAQ Stock Market, or NASDAQ that the minimum bid price of our common stock had fallen below $1.00 for the last 30 consecutive business days and that our common stock is, therefore, subject to delisting from the NASDAQ Capital Market. NASDAQ Marketplace Rule 4310(c)(4) requires a $1.00 minimum bid price for continued listing of an issuer’s common stock.

On April 2, 2008, we were also notified by NASDAQ that we did not comply with the continued listing requirements set forth in Marketplace Rule 4310(c)(3). This rule requires that a minimum of $2,500,000 in stockholders’ equity in order to continue listing its securities on The NASDAQ Capital Market. NASDAQ allowed us until April 17, 2008 to submit a specific plan to achieve and sustain compliance with all applicable continued listing requirements of The NASDAQ Capital Market. On April 18, 2008, we notified NASDAQ that we would not submit such a plan but rather would pursue quotation of our common stock on the Over-the-Counter Bulletin Board, or OTCBB.

On April 24, 2008, we received a notice from NASDAQ indicating that trading in our common stock would be suspended and our common stock would be delisted from The NASDAQ Capital Market at the opening of business on April 29, 2008, unless we decided to appeal NASDAQ’s determination.

We decided not to appeal NASDAQ’s determination of the delisting date and commenced the process of transferring the quotation of our common stock to the OTCBB. A market maker filed the necessary application with the Financial Industry Regulatory Authority to make a market in our common stock on the OTCBB. Effective April 29, 2008, our common stock began quotation on the OTCBB.

Senior Credit Facility and Subordinated Notes Payable

In December 2006, we entered into a definitive agreement for the sale and issuance of $30 million in aggregate principal amount of unsecured subordinated convertible promissory notes, or the Notes, which were convertible initially into an aggregate of up to 7,334,964 shares of our common stock. The Notes bear interest at 6% per annum. Interest is not payable currently but is accrued and added to the principal on a quarterly basis. Any portion of the Notes and all accrued but unpaid interest which is not converted is repayable in cash on December 5, 2009, or the maturity date. We also issued warrants under this agreement to purchase 1,466,994 shares of our common stock. The Notes are convertible into shares at a conversion price of $4.09. The warrants have an exercise price of $4.09 per share. We received net proceeds of approximately $27.3 million from the sale of the Notes and accompanying warrants after deducting the placement agent fees and offering expenses of $2.7 million.

On February 29, 2008, we entered into, and consummated the transactions contemplated by, the Prepayment Agreement and Amendments, or the Prepayment Agreements, with each of the holders of the Notes. As stated above, the Notes were first issued December 6, 2006 in tandem with warrants, or the Warrants, to purchase shares of our common stock pursuant to that certain Securities Purchase Agreement, dated December 6, 2006, or the Purchase Agreement. Upon the terms and subject to the conditions of the Prepayment Agreements, the Holders exchanged $3,000,000 of original principal amount and accrued but unpaid interest on the Notes (the “Exchanged Debt”) with us in exchange for the issuance of 3,571,433 shares of common stock in the aggregate to the Holders in a transaction exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. Immunicon also prepaid $8,500,000 of original principal amount and accrued but unpaid interest on the Notes to the Holders.

In addition, certain terms of the Notes were amended and restated, including to provide that we may prepay without penalty any amount of the principal and interest of the Notes by providing five business days notice to the Holders, subject to certain change of control premium obligations in the event of a prepayment in connection with a change of control, and we may list our common stock

Immunicon Corporation and Subsidiaries

on the OTCBB, as well as other stock exchanges, in order to remain compliant with the covenants in the Note. Further, the “Available Cash Test”, as defined in the Notes, existing under the Notes was amended and restated such that the effective measurement date for the test will begin with the quarter ended December 31, 2008 and will be measured each quarter thereafter until the maturity of the Notes on December 6, 2009. The definition of “Events of Default” under the Notes was amended such that a breach or default under any agreement binding us that would result in an Event of Default specifically excludes a breach or default related to the DLS Agreement, to the extent such default or event of default arose out of or in connection with any matters related to our arbitration against Veridex.

In March 2008, we prepaid $3.3 million to Silicon Valley Bank, or SVB, which represented the outstanding principal and interest remaining under our credit facility due to SVB.

We have incurred significant negative cashflow for several years due to a lower than expected revenue, significant legal costs due to the arbitration and continuing efforts in research and development programs to improve existing products and to develop new products. In the first quarter of 2008, we have paid $8.5 million to the Holders in the transaction described above, $3.3 million to SVB, and $5.9 million in legal costs from our arbitration.

In order to reduce our cash burn, On March 10, 2008, we committed to actions to realign staff levels and incur certain expenses in order to better facilitate the Company’s current strategy, near-term outlook and ongoing operations. This initiative principally included a workforce reduction of approximately 40% of the Company’s full-time equivalent staff, primarily in platform development programs, research and development of new products, marketing of current and new products and related roles at the Company. See Note 5, Restructuring in 2008, for further information. We recorded an expense of approximately $981,000 for severance and other costs related to the Restructuring, of which $161,000 was paid as of the first quarter of 2008. In addition, we also offered retention letters to certain employees. The severance and benefits that we expect to incur relating to these letters is approximately $700,000. As these employees will continue to provide services during fiscal 2008, we will recognize the severance and benefits costs associated with these employees ratably over the service period in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We recorded an initial provision of $58,000 relating to these employees in the first quarter of 2008.

We are considering additional measures to reduce our cash burn. Our operations are subject to certain additional risks and uncertainties including, among others, uncertainties of adequate financing to continue as a going concern, dependence on Veridex to market our cancer diagnostic product candidates, the uncertainty of product development (including clinical trial results), regulatory clearance and approval, supplier and manufacturing dependence, competition, reimbursement availability, dependence on exclusive licenses and other relationships, uncertainties regarding patents and proprietary rights, dependence on key personnel, convertible debt covenants and other risks related to governmental regulations and approvals. We believe, however, that cash, cash equivalents and short-term investments at March 31, 2008 will be sufficient to maintain operations through the third quarter of 2008.

We will need additional funds to continue to fund our business beyond the third quarter of 2008. Our capital requirements will depend on several factors, including investment to implement our business strategy and seeking arrangements with corporate partners. Our inability to raise adequate funds to support the growth of our project portfolio will materially adversely affect our business. If we were unable to reduce our cash burn, or execute a modified business plan, and we are unable to satisfy our available cash test under the Notes, this would result in an event of default under the Notes and our Notes would be payable in January 2009. Since we expect that the earliest the debt could become due is January 2009, we have classified the remaining debt balance as current as of March 31, 2008

If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

Impairment Charge

As previously disclosed in our Form 10-K for the year ended December 31, 2007, as a result of the negative outcome of the arbitration, we reviewed our long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-lived Assets, or SFAS 144. We had taken a $2.6 million dollar charge in our fourth quarter of 2007 for property and equipment and our investment and license agreement with Kreatech as a result of this review. Prior to the arbitration decision and subsequent to our year end, we had made another payment to Kreatech of approximately $236,000. As a result, we recorded an impairment charge for the entire milestone payment paid to Kreatech in the first quarter of 2008. These impairments are based on the deterioration in financial condition of the respective companies and substantial doubt about Kreatech’s ability to continue to fulfill its obligations and earn the remaining milestones. The impairment charge of $212,000 for the license agreement is recorded in our selling, general and administrative expenses and the impairment charge of $24,000 related to the investment in Kreatech is recorded in other income and expense in our Consolidated Statement of Operations.

Immunicon Corporation and Subsidiaries

Diagnostic HYBRIDS, Inc. Agreement

In December 2006, we signed a definitive license, development, supply and distribution agreement to develop and commercialize products in the field of clinical virology diagnostics, starting with a panel of multiplex respiratory virus and sexually transmitted infection assays with Diagnostic HYBRIDS, Inc., or DHI. The agreement terms are in effect for a period ending on the fifth anniversary of the commencement of the commercial period and either party may elect to extend the original term for an additional five years. We received an upfront non-refundable license fee of $500,000 and are eligible for an additional $1.0 million upon approval by the FDA of a clinical trial plan. In addition, in consideration for our performance of our obligations in the development of new products under the agreement, DHI will pay us a quarterly payment of $200,000 for six fiscal quarters, which began January 2007. We will manufacture and supply DHI with their requirements of for bulk reagents and DHI will manufacture and supply the detection reagents. We will receive 41% of the revenue from the sale of these reagents. DHI will act as our distributor for the instrument systems. DHI will be responsible for all expenses for sales and training with respect to products and systems. As of March 31, 2008, we are still in the developing phase of this agreement. In accordance with EITF 00-21, we have evaluated the contract and determined that it has one unit of accounting. As of March 31, 2008, DHI has paid us $1.7 million under this agreement. The payments received will be amortized over the life of the contract which we expect will be a total of 11  1/2 years which includes a 5 year extension of the initial term.

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

We simultaneously entered into a Stock Purchase Agreement where we agreed to purchase Kreatech Series D Preferred Stock. Upon signing the Stock Purchase Agreement and the Cross-License Agreement, we paid Kreatech $500,000 and received 1.7 million shares of Series D Preferred Stock. We made a milestone payment of $250,000 in October 2007 as Kreatech met the feasibility requirements and received 830,000 shares of Series D Preferred Stock. We made a milestone payment of $250,000 in December 2007 as Kreatech met a development requirement and received 830,000 shares of Series D Preferred Stock. We made a milestone payment of approximate $200,000 as Kreatech delivered three probes to Immunicon and we received 664,000 shares of Series D Preferred Stock in February 2008. Based on terms of the agreement, we will have to make additional payments of approximately $300,000 based on the achievement by Kreatech of certain development milestones. We expect the remainder of the milestones will be achieved by the end of the second quarter in 2008.

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

Immunicon Corporation and Subsidiaries

As mentioned above, pursuant to SFAS 144, during the first quarter of fiscal 2008, we recorded an impairment charge of $212,000 for our license agreement with Kreatech and $24,000 charge for our investment in Kreatech. See note 4, Impairment Charges, for more information.

Revenues

We derive revenues from four primary sources: instrument product sales, reagent product sales, service revenue and license revenue. We initiated sales activities for instruments and reagent products for research use only, or RUO, in the first quarter of 2004 and for in vitro diagnostic, or IVD, use in October 2004.

We reported product and service revenue of $3.7 million for the three months ended March 31, 2008, including $1.8 million in instrument revenue, $1.3 million in reagent and consumable product sales and $642,000 in service revenue. This represents an increase of 46% over the $2.6 million in product and service revenue for the three months ended March 31, 2007, which included $1.4 million in instrument revenue, $580,000 in reagent and consumable product sales and $577,000 in service revenue.

We sold 14 instruments (7 CellTracks Analyzers II and 7 CellTracks AutoPrep systems) in the three month period ended March 31, 2008 and 20 instruments (12 cell analyzers and 8 CellTracks AutoPrep systems) in the corresponding prior year period. A summary of instrument shipments and instruments sold for revenue recognition purposes for the period from product launch to March 31, 2008 is shown below:

	Cumulative as of January 1, 2008	Three months ended March 31, 2008	Cumulative @ March 31, 2008
Instrument shipments
Total Analyzers	150	8	158

CellTracks AutoPrep	137	8	145

Instruments sold (1)
Total Analyzers	138	7	145

CellTracks AutoPrep	120	7	127

(1)—Presents instruments which were sold and revenue recorded in the period indicated.

We have received a total of $6.9 million in license and milestone payments under the terms of the Development Agreement from inception to March 31, 2008 and have recorded $6.3 million as milestone and license revenue to date. Cash received related to these milestones is being recognized as revenue over the estimated product development period for the corresponding product, which we estimate will end at various points through June 2011. We continuously review the status of the remaining development milestones and, where appropriate, renegotiate the development requirement and payment terms. We do not believe that these renegotiations have had or will have a material adverse effect on our product development or financial position.

Under the DLS Agreement, we can expect to receive the remaining $3.6 million in development milestone payments. We estimate that we will earn these license revenues from research milestones over the next three to five years. Therefore, we expect that the trend associated with license revenue will fluctuate. Also, we expect to continue to invest in research and development, particularly in clinical trials and manufacturing development and therefore we do not believe that these expenses will correspond to the periods wherein which we expect to earn the milestone revenue referenced above.

Immunicon Corporation and Subsidiaries

Under the DLS Agreement, we also can earn up to $10.0 million in revenue for achieving defined sales targets. Our agreement with Veridex provides for payments to us by Veridex of $2.0 million, $3.0 million and $5.0 million in the first year that sales recognized by Veridex of the CellSearch reagent products to third parties, excluding sales of instruments, reach $250 million, $500 million and $1 billion, respectively. We do not estimate that we will reach any of these sales targets in the next few years and therefore do not anticipate earning any sales-based milestone revenues until then.

We recognized $86,000 in each of three month periods ended March 31, 2008 and March 31, 2007 as milestone and other license revenue from Veridex.

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

In connection with the commercial distribution of our products, we also have obtained trademark registrations in the US for “Immunicon” and the Immunicon logo. Trademark registrations were also obtained for “CellTracks”, “Magnest”, “AutoPrep”, the CellTracks AutoPrep System logo, “EasyCount”, “Viasure”, and “CellTracks Analyzer II” by Immunivest Corporation, our wholly owned subsidiary. We have filed a number of trademark registration applications in preparation for commercial distribution activities with respect to future products. Much of the proprietary software and related information utilized in our instrument systems is protected by the copyright rights or by rights that we have licensed.

We devote significant resources to obtaining, enforcing and defending patents and other intellectual property and protecting our other proprietary information.

Immunicon Corporation and Subsidiaries

We have a portfolio of issued patents and patent applications, which we believe provides patent coverage for our proprietary technologies and products. As of April 28, 2008 our intellectual property estate consisted of 157 issued patents or patent applications, as follows:

39 issued US patents, including two US design patents;

19 US non-provisional patent applications;

8 US provisional patent applications;

20 foreign patents, including 6 foreign design patents;

65 foreign patent applications that are in various national stages of prosecution; and

6 foreign patent applications not at the national stage.

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

In accordance with the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure about Critical Accounting Policies, we have determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. There were no significant changes to our critical accounting policies during the three months ended March 31, 2008.

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

Immunicon Corporation and Subsidiaries

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

Immunicon Corporation and Subsidiaries

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

Stock-based compensation recorded in the three months ended March 31, 2008 is based on awards that are expected to vest and therefore have been reduced for estimated forfeitures. SFAS 123R require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimates. Forfeitures were based on historical experience.

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

Section 3(a) of the Company’s Amended and Restated Equity Compensation Plan, or the Plan, states in part that, during each calendar year that the Plan is maintained, the number of shares of common stock authorized for issuance or transfer under the Plan shall be increased without further action by our board of directors, and without further approval by our stockholders, in such amount as shall cause the number of shares of common stock authorized for issuance or transfer under than Plan to equal 15% of the our issued and outstanding shares of common stock as of December 31 of the immediately prior year (on a fully-diluted basis); provided, however, that the maximum number of shares of common stock to be added in any calendar year pursuant to Section 3(a) of the Plan shall not exceed 250,000. As such, on December 31, 2007, pursuant to Section 3(a) of the Plan, the total number of shares of common stock authorized for issuance or transfer under the Plan increased from 5,016,667 shares to 5,266,667 shares, an increase of 250,000 shares.

In June 2007, our stockholders approved an amendment to the Immunicon Corporation 2004 Employee Stock Purchase Plan, or the ESPP, to increase by 200,000 shares the number of shares of common stock authorized for issuance or transfer under the ESPP and approved the entire ESPP, as amended. As of March 31, 2008, the total number of shares of common stock authorized for issuance under the ESPP was 400,000.

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

Because, prior to our IPO in April 2004, there was no public market for our common stock, we have estimated the fair value of equity instruments, issued prior to our IPO, using various valuation methods, including the minimum value and the Black-Scholes methods. When stock options are granted with an exercise price below the estimated fair value of our common stock at the grant date, the difference between the fair value of our common stock and the exercise price of the stock option is amortized to compensation expense on a straight-line basis over the vesting period of the stock option.

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

Accounting for income taxes

We must make significant management judgments when determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At March 31, 2008, we recorded a full valuation allowance of $63.7 million against our net deferred tax asset balance, due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to change the valuation allowance, which could materially impact our financial position and results of operations. We review these estimates annually and actual results have not differed materially from these estimates.

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

Immunicon Corporation and Subsidiaries

RESULTS OF OPERATIONS

Three months ended March 31, 2008 and March 31, 2007

Revenue

We segregate revenue into product revenue, which includes instrument, reagent and other product revenue, service revenue and license and milestone revenue. We further identify related party revenue where indicated.

	Three Months Ended March 31,
	2008	2007
Product revenue including product revenue from related party:
( in thousands)
Instrument Revenue:
Related party	$1,054	$715
Other	777	682

Total instrument revenue	1,831	1,397
Reagents and other product revenue:
Related party	1,002	495
Other	257	85

Total reagent revenue	1,259	580
Service revenue	642	577
License and milestone revenue:
Related party	87	87
Other	34	16

Total license and milestone revenue	121	103

Total revenue	$3,853	$2,657

We recorded $3.7 million in product and service revenue in the quarter ended March 31, 2008 of which $2.1 million was earned from related parties, primarily from Veridex. We recorded $2.6 million in product and service revenue in the quarter ended March 31, 2007, of which $1.2 million was earned from related parties. Instrument revenue increased $434,000, or 31%, to $1.8 in the first quarter ended March 31, 2008 from $1.4 million in the quarter ended March 31, 2007. We sold 14 instruments in the quarter ended March 31, 2008 and 20 in the quarter ended March 31, 2007. The increased revenue with lower number of instruments sold was attributed to higher selling prices for our instruments effective in the second quarter of 2007. Reagent and other product revenue increased $679,000, or 117%, to $1.3 million in the first quarter of 2008 compared to the quarter ended March 31, 2007. As we place more of our instruments in the field, we anticipate that our reagent and other product revenue should increase. In addition, as we have received additional clearances from the FDA for the monitoring of patients with colorectal and prostate cancer, we would anticipate an increase in the reagent revenue.

Service revenue was $642,000 and $577,000 in the quarter ended March 31, 2008 and March 31, 2007, respectively. In our arbitration, Veridex had challenged our use of circulating tumor cell, or CTC reagents and analyzers as part of our “Service” business. The arbitrator awarded Veridex approximately $304,000 in contract damages, pursuant to Veridex’s counterclaim in which Veridex had challenged our use of circulating tumor cell, or CTC reagents and analyzers as part of our “Service” business. We paid Veridex $307,000 which included interest from March 3, 2008 to the date we paid the award in April 2008.

We have been in negotiations with Veridex in regards to the Service business, and in May 2008, we signed an agreement that allows us to continue to perform these services and pay Veridex a royalty for the ability to perform these tests. This agreement is temporary and we expect to transfer these contracts to other laboratories in the near future, therefore we will only have revenue from these services until they have been transferred. We are not certain how long the transition will take but anticipate that it is likely to occur by the end of the third quarter of 2008.

Immunicon Corporation and Subsidiaries

License and milestone revenue from related parties were $87,000 for the both quarters ended March 31, 2008 and March 31, 2007.

As a result of the above, total revenue increased by $1.2 million to $3.9 million in the quarter ended March 31, 2008 compared to $2.7 million in quarter ended March 31, 2007.

Costs of goods sold

	Three months ended March 31,
(in thousands)	2008	2007
Instruments:
Revenue	$1,831	$1,397
Cost of goods sold	1,743	1,877

Gross profit (loss)	$88	$(480)

Reagents
Revenue	$1,259	$580
Cost of goods sold	708	646

Gross profit (loss)	$551	$(66)

Service:
Revenue	642	577
Cost of goods sold	406	302

Gross Profit	$236	$275

Total costs of goods sold, including services, were $2.9 million and 2.8 million for the quarter ended March 31, 2008 and March 31, 2007, respectively. We reported gross margin on product and service sales of $875,000 in the quarter ended March 31, 2008 compared to a loss on product and service sales of $271,000 in the quarter ended March 31, 2007.

Improvement on instrument gross profit is due principally to two factors. We completed the outsourcing of our instrument manufacturing activities in the third quarter 2007 and, effective April 1, 2007, we increased the list prices for our instruments. As a result, the gross profit per instrument for the quarter was approximately $6,000, or a total gross profit on instrument sales of $87,000. Total costs of goods sold for instruments was $1.7 million in the quarter ended March 31, 2008 compared to $1.9 million in the quarter ended March 31, 2007.

Costs of goods sold for reagents and consumables was $708,000 and the gross profit on the sale of reagents and consumables was $551,000 in the first quarter of 2008 compared to costs of goods of $646,000 and a loss on the sale of reagents and consumables of $66,000 in the first quarter of 2007. The improved gross margin in 2008 is due to higher volumes for reagents and consumables.

Costs of services sold was $406,000 and the gross profit on the services sold was $236,000 in the quarter ended March 31, 2008 compared to $302,000 costs of services and $275,000 gross profit in the quarter ended March 31, 2007.

Research and development expenses

Research and development expenses decreased by $87,000, or 3.1%, to $2.7 million in the first quarter of 2008 from $2.8 million in the first quarter of 2007. The property and equipment basis used in research and development was reduced in the fourth quarter as a result of the impairment charge and, therefore, depreciation expense decreased $146,000 in the first quarter of 2008 as compared to the prior year period. Contracted research costs decreased approximately $132,000 primarily related to the completion of development work on certain improvements to the CellTracks Analyzer II in mid-2007.

Immunicon Corporation and Subsidiaries

A summary of the principal components of our research and development costs for the three months ended March 31, 2008 and March 31, 2007 are shown below:

	Three months ended March 31,
Research and development expenses (in thousands)	2008	2007
Salaries, benefits and taxes	$1,868	$1,887
Laboratory supplies and expenses	222	119
Instrument development costs	9	27
Clinical trial expenses	303	242
Contracted research costs	101	233
Depreciation	134	280
All others	102	38

Total research and development expenses	$2,739	$2,826

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

Selling, general and administrative expenses

Selling, general and administrative expenses increased by 132% to $6.9 million in the first quarter of 2008 from $3.0 million in the first quarter of 2007. This increase is attributable to increases in legal and professional fees related to our arbitration with Veridex described throughout this report and the impairment charge against the Kreatech license agreement incurred in the first quarter of 2008. For the three months ended March 31, 2008, we incurred approximately $3.8 million in legal fees associated with this arbitration process.

As previously disclosed in our Form 10-K for the year ended December 31, 2007, we reviewed our long-lived assets for impairment in accordance with SFAS 144 as a result of the negative outcome of the arbitration. We had taken a $2.6 million dollar charge in our fourth quarter of 2007 for property and equipment and our investment and license agreement with Kreatech as a result of this review. Prior to the arbitration decision and subsequent to our year end, we had made another payment to Kreatech of approximately $236,000. We recorded a non-cash impairment charge of $212,000 for our license agreement with Kreatech and $24,000 non-cash impairment charge for our investment in Kreatech for the three months ended March 31, 2008.

A summary of the principal components of our selling, general and administrative expenses for the three months ended March 31, 2008 and March 31, 2007 is below:

Immunicon Corporation and Subsidiaries

	Three Months Ended March 31,
Selling, general and administrative expenses (in thousands)	2008	2007
Salaries, benefits and taxes	$1,693	$1,548
Legal and professional fees	4,533	910
Commissions	109	77
Depreciation	8	33
Insurance	57	68
Impairment of Kreatech license	212	—
All others	243	321

Total selling, general and administrative expenses	$6,855	$2,957

Interest and other income

Interest and other income decreased by $436,000, or 71%, to $180,000 in the quarter ended March 31, 2008 from $616,000 in the quarter ended March 31, 2007. This decrease in interest income was primarily a result of lower average cash available and lower interest rate for investment in 2008 compared to 2007.

Debt conversion expense

As a result of the issuance of the 3,571,433 shares of common stock to prepay $3.0 million of principal and interest under the Notes, as described in the overview, we recorded a $3.0 million debt conversion expense in accordance with Statement of Financial Accounting Statement, or FAS, No. 84, Induced Conversions of convertible Debt, or FAS 84, in the three month ended March 31, 2008. FAS 84 requires recognition of an expense equal to the fair value of the additional securities or other consideration issued to induce conversion. This statement applies to conversions that both (a) occur for a changed conversion that is only exercisable for a limited time and (b) include the issuance of all the equity securities issuable pursuant to conversion privileges included in the terms of the debt at issuance for each debt instrument that is converted.

Value of conversion rights, warrant value and conversion expense

The warrants and conversion features associated with the Notes are required to be adjusted to their fair value each quarter. We recorded a non-cash increase in income of $165,000 and $2.7 million in three months ended March 31, 2008 and March 31, 2007, respectively relating to the adjustment to the fair value.

As a result of the issuance of the 3,571,433 shares of common stock to prepay $3.0 million of principal and interest we adjusted the conversion feature to fair value at the conversion date and the fair value impact of approximately $37,000 was reclassified to equity.

The reduction of the conversion derivative that was attributable to the prepayment of $8.5 million of principal of the Notes in cash which was marked to market upon payment and is included in the statement of operations as “Change in fair value of the detachable warrants and conversion right”. Subsequent to the Prepayment Agreement, we will continue to mark to market the remaining conversion derivative and Warrants at each balance sheet date.

Interest expense

Interest expense was $4.2 million and $1.5 million for the quarter ended March 31, 2008 and March 31, 2007, respectively. As previously disclosed, on February 29, 2008, we prepaid approximately $8.5 million and converted $3.0 million of the original principal and accrued but unpaid interest on the Notes. As a result, we wrote off $2.2 million to interest expense representing a portion of the bank fee and original discount associated with the prepayment.

Immunicon Corporation and Subsidiaries

Stock-based compensation expenses

In the first quarter of 2008, we awarded employees grants of approximately 14,000 stock options which vest over the next four years on the anniversary of the grant date. The strike price for the options was the closing price of our common stock on the grant date.

Our Chief Executive Officer, Chief Scientific Officer, Chief Financial Officer and Chief Counsel each have Employment Agreements with us which outline employment and certain rights and obligations in the event of a change of control. If the officer’s employment is terminated for any reason before the nonvested stock is fully vested, except as provided by such officer’s Employment Agreement with us, the shares of nonvested stock that are not then vested will be forfeited. If the provisions of the officer’s Employment Agreement are triggered, the nonvested stock will vest in accordance with the officer’s Employment Agreement. The fair value of nonvested shares is determined based on the closing price of our common stock, as reported by NASDAQ, on the grant date and compensation expense is recognized over the three years of the service period.

As a result of the reduction in workforce as disclosed in the overview, 301,000 stock options and 33,000 non vested shares were forfeited and returned to our option pool available for future issuance. This resulted in a reduction in stock-based compensation expense of $39,000 for stock options and $8,000 for non vested shares.

In addition to the above, we terminated the employment James Wilcox, our former Chief Counsel, triggering the provisions of his Employment Agreement. In accordance with his agreement, the non vested stock and stock options became fully vested. Due to this acceleration, 74,000 shares became vested and exercisable and we recognized an additional $56,000 of expense under FAS123R for the three months ended March 31, 2008.

Stock-based compensation expenses were $266,000 and $489,000 for the three months ended March 31, 2008 and March 31, 2007, respectively. Stock-based compensation expense is recorded as a component among cost of goods sold, research and development expense or selling, general and administrative expense. The allocation is dependent on the expense category where the employee who holds the stock option is assigned. A summary of the stock-based compensation is shown below.

	Three Months Ended March 31,
Stock-based compensation expenses included in: (in thousands)	2008	2007
Cost of goods sold	$35	$17
Research and development expenses	—	150
Selling, general and administrative expenses	231	322

Total stock-based compensation expenses	$266	$489

Income Taxes

We have incurred net operating losses since our inception and therefore have not paid any federal, state or foreign taxes. We adopted the provision of FIN 48 on January 1, 2007. We have established a valuation allowance to fully reserve our net deferred tax assets at March 31, 2008 and December 31, 2007 due to the uncertainty of the timing and amount of future taxable income. As of March 31, 2008, we had a net operating loss carryforward of approximately $160.6 million and an unused research and development credit carryforward of approximately $3.6 million. As a result of the net operating loss carryforwards, our federal statute of limitation remains open for all years since 1990 with no years currently under examination by the Internal Revenue Service. If not utilized, these net operating loss carryforwards and tax credits will begin to expire in 2018 and expires through 2027. If we do not achieve profitability, we may lose our net operating loss carryforwards. In addition, the Internal Revenue Code places certain limitations on the annual amount of net operating loss carryforwards that can be utilized if certain changes in our ownership occur.

Immunicon Corporation and Subsidiaries

Net loss and net loss per common share

For the quarter ended March 31, 2008, our net loss was $15.5 million compared to a net loss of $4.1 million in the quarter ended March 31, 2007. The loss per share was $0.53 and $0.15 for the first quarter ended March 31, 2008 and March 31, 2007, respectively. The weighted average common shares outstanding were 29.1 million and 27.7 million for the quarter ended March 31, 2008 and March 31, 2007, respectively.

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

Cash and short-term investments decreased by $22.8 million from December 31, 2007 through March 31, 2008 to $10 million principally due to funding our net loss and prepaying the debts.

We used $10.3 million for operating activities in the three month period ended March 31, 2008 and $4.1 million in the three months ended March 31, 2007. This increase is primarily related to the cash portion of the arbitration legal expenses and the payment for the Kreatech license and equity investment.

We received approximately $9.4 million in our investing activities in the three months ended March 31, 2008. We paid $236,000 to Kreatech for their milestone achievement. We received the net proceeds of $9.6 million from maturities of investments and spent $13,000 to purchase capital equipment. In the three months ended March 31, 2007, we used approximately $4.1 million from investing activities principally from net payments of $4.0 million from purchases of investments and $141,000 for purchases of capital equipment and leasehold improvements.

We used $12.3 million in our financing activities in the three months ended March 31, 2008 and $545,000 in the three months ended March 31, 2007. In the quarter ended March 31, 2008, we made principal payments of $8.5 million to our debt holders under the Prepayment Agreement and Amendment, prepaid $3.3 million to SVB, which represented the outstanding principal remaining under our credit facility with SVB. In the three months ended March 31, 2007, we made principal payments of $562,000 against our equipment credit lines of credit and received $17,000 proceeds from stock option exercises.

As of March 31, 2008, we did not have any off-balance sheet financing arrangements.

We are liable for certain payments under employment contracts with our Chief Executive Officer and Chief Scientific Officer. These contracts require that we continue salary and benefits for these officers for a period of one year and that we accelerate any unvested options, if any, if the officer is terminated, except for cause, or in the event of a change of control, as defined in the contracts.

We also have contingent obligations for research and development and clinical trial expenditures under our DLS Agreement with Veridex. Specifically, we must pay the first $5.0 million in clinical trial costs for the first cellular analysis product for general population screening for a major cancer, and Veridex is responsible for the next $5.0 million of such clinical trial costs. We have agreed to negotiate in good faith for the allocation of costs in excess of $10.0 million. As of March 31, 2008, we have not incurred any costs related to clinical trials for a product for general population screening, and we do not anticipate spending any funds on clinical trials toward such a product through 2008.

The DLS Agreement with Veridex provides for a total of up to $10.5 million in non-refundable license and milestone payments related to research and development activities, including up to $1.5 million for the initial license and up to $9.0 million related to the completion of certain instrument and clinical trial milestones. We have received $6.9 million as of March 31, 2008. We have also continuously reviewed the status of the remaining development milestones and, where appropriate, have renegotiated the development requirement and payment terms. We do not believe that these renegotiations will have a material adverse effect on our product development or financial position. We expect to earn the remaining $3.6 million in development milestone payments over the next three to five years.

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

Immunicon Corporation and Subsidiaries

We have generated limited revenues from product sales and have incurred substantial losses since our inception. We anticipate incurring additional losses over the foreseeable future and such losses may fluctuate based on the amounts of revenue generated from sales of our products and services.

We have incurred significant negative cashflow for several years due to a lower than expected revenue, significant legal costs due to the arbitration and continuing efforts in research and development programs to improve our products and develop new products. In the first quarter of 2008, we have paid $8.5 million to the Holders in the transaction mentioned above, $3.3 million to Silicon Valley Bank, and $5.9 million in legal costs from our arbitration. We are considering additional measures to reduce our cash burn. Our operations are subject to certain additional risks and uncertainties including, among others, uncertainties of adequate financing to continue as a going concern, dependence on Veridex to market our cancer diagnostic product candidates, the uncertainty of product development (including clinical trial results), regulatory clearance and approval, supplier and manufacturing dependence, competition, reimbursement availability, dependence on exclusive licenses and other relationships, uncertainties regarding patents and proprietary rights, dependence on key personnel, convertible debt covenants and other risks related to governmental regulations and approvals. We believe, however, that cash, cash equivalents and short term investments at March 31, 2008 will be sufficient to maintain operations through the third quarter of 2008.

We will need additional funds to continue to fund our business beyond the third quarter of 2008. Our capital requirements will depend on several factors, including investment to implement our business strategy and seeking arrangements with corporate partners. Our inability to raise adequate funds to support the growth of our project portfolio will materially adversely affect our business. If we were unable to reduce our cash burn, or execute a modified business plan, and we are unable to satisfy our available cash test under the Notes, this would result in an event of default under the Notes and our Notes would be payable in January 2009. Since we expect that the earliest the debt could become due is January 2009, we have classified the remaining debt balance as current as of March 31, 2008

If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued the Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivatives and Hedging Activities,” which enhances the requirements under SFAS No. 133, “Accounting for Derivatives and Hedging Activities.” SFAS No. 161 requires enhanced disclosures about an entity’s derivatives and hedging activities and how they affect an entity’s financial position, financial performance, and cash flows. This Statement will be effective for fiscal years and interim periods beginning after November 15, 2008. We are currently assessing the impact to our Consolidated Financial Statements.

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

Immunicon Corporation and Subsidiaries

In June 2007, FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3. Pursuant to EITF 07-3, nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or services are performed, or when the goods or services are no longer expected to be received. EITF 07-3 is effective for the fiscal years beginning after December 15, 2007 and is to be applied prospectively for contracts entered into on or after the effective date. This statement did not have any material effects on our financial condition or results of operations.

In February 2007, FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of 2008. This statement did not have a material effect on our financial condition or results of operation.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, FASB issued FSP FAS 157-2 which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows (See note 3 for the required disclosures).

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

In response to our arbitration demand, Veridex has filed an answer and counterclaim wherein it asserted, among other things, that Immunicon had failed to perform its development, manufacturing and quality assurance obligations pursuant to the DLS Agreement and had violated Veridex’s exclusive right to sell Immunicon products. Veridex’s counterclaim originally claimed damages of $35.6 million. In a revised claim dated October 19, 2007, Veridex revised its claim to seek damages of $168 million for alleged breach of its obligation to refrain from selling products in the “Field of Cancer” except through Veridex.

On March 3, 2008, the arbitrator in the arbitration proceedings issued a final award, or the Decision. In the Decision, the arbitrator determined that Veridex was not in breach of its “best efforts” marketing obligation and dismissed our claims. The arbitrator awarded Veridex approximately $304,000 in contract damages, pursuant to Veridex’s counterclaim in which Veridex had challenged our use of circulating tumor cell, or CTC reagents and analyzers as part of our “Service” business. We paid the award in full in April 2008.

We have been in negotiations with Veridex in regards to this Service business and in May 2008, we signed an agreement that allows us to continue to perform these services and pay Veridex a royalty for the ability to perform these tests. This agreement is temporary and we expect to transfer these contracts to other laboratories in the near future, therefore we will only have revenue from these services until they have been transferred. We are not certain how long the transition will take, but anticipate that it is likely to occur by the end of the third quarter of 2008.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and the additional factors set forth below, all of which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have a history of operating losses, expect to continue to incur substantial losses, and might never achieve or maintain profitability.

We have a limited operating history. We have incurred significant net losses since we began operations in 1983. As of March 31, 2008, we had an accumulated deficit $183.2 million. These losses have resulted primarily from costs incurred in our research and development programs and from our selling, general and administrative expenses. Because our operating expenses may increase in the near term, we will need to generate significant additional revenue to achieve profitability. As we do not as yet have sufficient operating revenue from the sales of our products to offset our losses, we do not expect to have any sufficient operating income from the sale of our products until at least 2008. We will continue to incur research and development and clinical trial expenses, as well as increased manufacturing, sales and marketing expenses. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our product development efforts, market acceptance and uncertainties concerning the success of sales efforts by us and Veridex, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

Immunicon Corporation and Subsidiaries

If our relationship with Veridex does not function effectively or is terminated, we may be unable to continue to commercialize effectively certain of our products based on our technologies in the field of cancer.

On May 31, 2007, we announced that we had filed a Demand for Arbitration against Veridex pursuant to which we were seeking termination of the 20-year exclusive worldwide agreement to market, sell and distribute our cancer diagnostic products and rescission of all licenses currently held by Veridex under the DLS Agreement, based on “repudiation and fundamental breaches by Veridex of its contractual, agency and other fiduciary obligations to market, sell and distribute our cancer diagnostic products.” We were also seeking monetary damages including compensatory damages of $220.2 to $254.2 million and punitive damages of $480 million.

In response to our arbitration demand, Veridex filed an answer and counterclaim wherein it asserted, among other things, that Immunicon failed to perform its development, manufacturing and quality assurance obligations pursuant to the DLS Agreement and had violated Veridex’s exclusive right to sell Immunicon products. Veridex’s counterclaim originally claimed damages of $35.6 million. In a revised claim dated October 19, 2007, Veridex revised its claim to seek damages of $168 million for alleged breach of its obligation to refrain from selling products in the “Field of Cancer” except through Veridex.

On March 3, 2008, the arbitrator in the arbitration proceedings issued a final award, or the Decision. In the Decision, the arbitrator determined that Veridex was not in breach of its “best efforts” marketing obligation and dismissed our claims. The arbitrator awarded Veridex approximately $304,000 in contract damages, pursuant to Veridex’s counterclaim in which Veridex had challenged our use of circulating tumor cell, or CTC reagents and analyzers as part of our “Service” business. This award was paid in full in April 2008.

In August 2000, we entered into the DLS Agreement with Veridex, under which we granted to Veridex a worldwide exclusive license in the field of cancer to commercialize cell analysis products based on our technologies. We also appointed Veridex as our exclusive sales, invoicing and collection agent for our cell analysis instrumentation in cancer. If Veridex fails to meet its obligations under the agreement or fails to deploy adequate resources to commercialize products such that our relationship with Veridex does not function effectively, as we allege in our arbitration demand, we may suffer substantial losses due to the fact that we are not free to terminate the contact and/or to commercialize our products on our own. While Veridex has the exclusive right under this agreement to market, distribute and conduct field, technical, customer service and certain manufacturing finishing operations for these products, Veridex has very limited obligations to perform these functions under this agreement. For example, the agreement does not require Veridex to meet any minimum levels with respect to sales, marketing personnel or other marketing expenditures, and Veridex may terminate this agreement with or without reason at any time by providing us with 24 months’ prior written notice. Veridex may also terminate this agreement if we are in material breach or are acquired by a competitor in the IVD field. If Veridex were to fail to meet its obligations under this agreement or fail to deploy adequate resources to commercialize products under this agreement or terminate this agreement:

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

If our Service business discontinues, our revenues will be significantly impacted.

We have offered assay development services and clinical laboratory testing services to pharmaceutical and biotechnology companies. We record revenue for these services as part of our Service revenue in our statement of operations. We recorded revenues of $532,000 relating to this service in the three months ended March 31, 2008 and $291,000 in the three months ended March 31, 2007.

Immunicon Corporation and Subsidiaries

As previously disclosed, on May 31, 2007, we announced that we had filed a Demand for Arbitration against Veridex, LLC, a Johnson & Johnson company, or Veridex, pursuant to which we were seeking termination of the 20-year exclusive worldwide agreement to market, sell and distribute our cancer diagnostic products and rescission of all licenses currently held by Veridex under the DLS Agreement. We also sought monetary damages including compensatory damages of $220.2 to $254.2 million and punitive damages of $480 million.

Veridex’s answer and counterclaim asserted, among other things, that we had failed to perform our development, manufacturing and quality assurance obligations pursuant to the DLS Agreement and that we had violated Veridex’s exclusive right to sell our products through the operations and activities related to our “Services” business.

Also as previously disclosed, on March 3, 2008, the arbitrator in the arbitration proceedings issued a final award, or the Decision. In the Decision, the arbitrator determined that Veridex was not in breach of its “best efforts” marketing obligation and dismissed our claims. The arbitrator awarded Veridex approximately $304,000 in contract damages, pursuant to Veridex’s counterclaim in which Veridex had challenged Immunicon’s use of circulating tumor cell reagents and analyzers as part of its “Services” business. We paid the award in full in April 2008.

Following the Decision, Immunicon entered into negotiations with Veridex regarding the ongoing “Service” business and, on May 5, 2008, we entered into a Phama Services Interim Agreement, or the Interim Agreement, with Veridex. Pursuant to the Interim Agreement, Veridex permits us to continue the operations and activities related to the “Services” business until either Veridex sends written notice to us stating that we must stop providing such services or the parties execute a separate agreement that allows for transition of the services now performed by us to customers of Veridex. Further pursuant to the Interim Agreement, while we continue our “Services” business, we must pay to Veridex royalty payments varying from $59 to $129 per test performed.

We are not certain how long we will be able to continue performing these tests, but we anticipate we will transition these services to third party laboratories by the end of the third quarter of 2008. This will significantly negatively impact our revenues from that time forward. If Veridex sends us written notice to stop providing such services at an earlier time, our revenues and profitability would be negatively impacted at that time.

Immunicon Corporation and Subsidiaries

Item 6.	Exhibits.

10.1	Form of Prepayment Agreement and Amendment (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 3, 2008).
31.1 #	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2 #	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1 #	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2 #	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

#	Filed herewith

Immunicon Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

IMMUNICON CORPORATION

Date: May 12, 2008	By:	/s/ BYRON D. HEWETT
Byron D. Hewett
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2008	By:	/s/ TERESA O. LIPCSEY
Teresa O. Lipcsey
Vice President and Corporate Controller
(Principal Financial and Accounting Officer)

Immunicon Corporation and Subsidiaries

EXHIBIT INDEX

Number	Description
10.1	Form of Prepayment Agreement and Amendment (Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 3, 2008).

31.1 #	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 #	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1 #	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2 #	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

#	Filed herewith